Form 10-K
period 1993-12-31
ILLINOIS POWER CO
filed 1994-04-07
CIK 49816

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                           FORM 10-K
        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1993     Commission File Number 1-3004

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934                     [FEE REQUIRED]
For the fiscal year ended              December 31, 1993

                             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF  1934                   [NO FEE REQUIRED]
For the transition period from                to

                         ILLINOIS POWER COMPANY
         (Exact name of registrant as specified in its charter)

State or other jurisdiction of incorporation
  or organization                                     State of Illinois
 I.R.S. Employer Identification No.                      37-0344645
 Address of principal executive offices             500 South 27th Street,
                                                       Decatur, Illinois
          Zip  Code                                       62525-1805
 Registrant's telephone number, including area code      217-424-6600

Securities registered pursuant to Section 12(b) of the Act:

Cumulative   Cumulative
Preferred    Preferred          First Mortgage          New Mortgage
Stock, $50   Stock, no              Bonds                   Bonds
par value    par value
             (Registered on the New York Stock Exchange)
4.08%   Adjustable Rate Series A  6 1/2% Series due 1999 6 1/8% Series due 2000
4.26%   Adjustable Rate Series B   7.95% Series due 2004 5 5/8% Series due 2000
4.70%           8.00%             8 3/4% Series due 2021 6 1.2% Series due 2003
4.42%                                                    6 3/4% Series due 2005
4.20%                                                        8% Series due 2023
8.24%                                                    7 1/2% Series due 2025
7.56%
8.00%

                       Common Stock, without par value
            (Registered on the New York and Chicago Stock Exchanges)

Securities registered pursuant to Section 12(g) of the Act: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during thepreceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X      No

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.           [  ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the close of business on February 28, 1994 was $1,939,133,433.

    The number of shares of the Registrant's Common Stock, without par value, outstanding on February 28, 1994 was 75,643,937.

                   Documents Incorporated by Reference

1. Portions of Illinois Power Company's 1993 Annual Report. (Parts I, II and IV of Form 10-K.)

                 Exhibit Index located on pages 54 through 62.
              Total number of pages sequentially numbered is 124.

                         ILLINOIS POWER COMPANY
                               FORM 10-K

               For the Fiscal Year Ended December 31, 1993
                            TABLE OF CONTENTS


Part I                                                                Page

         Item 1. Business                                               5
                     Electric Business                                  6
                        Power Coordination Agreement With Soyland       7
                        Fuel Supply                                     8
                        Construction Program                           12
                        Clinton Power Station                          13
                            General                                    13
                            Rate and Regulatory Matters                14
                            Accounting Matters                         15
                            Decommissioning Costs                      15
                        Dividends                                      16
                     Gas Business                                      16
                        Gas Supply                                     18
                     Environmental Matters                             19
                        Air Quality                                    20
                        Clean Air Act                                  20
                        Gas Manufacturing Sites                        22
                        Water Quality                                  22
                        Other Issues                                   23
                        Electric and Magnetic Fields                   24
                        Environmental Expenditures                     24
                     Research and Development                          24
                     Regulation                                        24
                     Executive Officers of the Registrant              25
                     Operating Statistics                              26
         Item 2. Properties                                            26
         Item 3. Legal Proceedings                                     27
                     Fuel and Purchased Gas Adjustment Clauses         27
                     Environmental                                     27
                     Peabody Coal Company and Arch Coal Sales
                         Company, Inc.                                 27
        Item  4.  Submission of Matters to a Vote of Security Holders  27

Part II

      Item 5.  Market for Registrant's Common Equity and Related
                    Stockholder Matters                                28
      Item 6.  Selected Financial Data                                 28
      Item 7.  Management's Discussion and Analysis Financial
                    Condition and Results of Operations                28
      Item 8.  Financial Statements and Supplementary Data             28
      Item 9.  Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                28

Part III

      Item 10. Directors and Executive Officers of the Registrant      28
      Item 11. Executive Compensation                                  29
      Item 12. Security Ownership of Certain Beneficial Owners and
                   Management                                          34
      Item 13. Certain Relationships and Related Transactions          39


Part IV
      Item 14. Exhibits, Financial Statement Schedules, and Reports
                   On Form 8-K                                         40

Signatures                                                             42
Exhibit Index                                                          54

                                  PART I

Item 1.   Business

   Illinois Power Company (the "Company") was incorporated under the laws of the State of Illinois on May 25, 1923. It is engaged in the generation, transmission, distribution and sale of electric energy and the distribution, transportation and sale of natural gas in the State of Illinois.

   On February 9, 1994, the stockholders of the Company approved, by a favorable vote of 57,647,534 shares or 70.14% of the total shares outstanding, an agreement and plan of merger for creation of a holding
company.   The  holding company will be named Illinova Corporation.
Documents have been filed relating to the formation of a holding company with the Illinois Commerce Commission (ICC), the Federal Energy Regulatory Commission (FERC), the Securities and Exchange Commission
(SEC) under the Public Utility Holding Company Act and the Nuclear Regulatory Commission (NRC). In January 1994, the NRC gave its consent to the restructuring. The applications filed with the FERC, the SEC, and the ICC are currently pending. The holding company formation is not subject to ICC approval; however, the ICC must approve the agreement under which the Company may provide services and facilities to the holding company and affiliates.

   The territory served by the Company comprises substantial areas in northern, central and southern Illinois, including the following larger communities (1990 Federal Census data):

                                                       Class of
      City                     Population           Service Furnished
Decatur...................       83,885             Electric and Gas
Champaign.................       63,502             Electric and Gas
Bloomington...............       51,972             Electric
Belleville................       42,785             Electric and Gas
East St. Louis............       40,944             Gas
Normal....................       40,023             Electric
Urbana....................       36,344             Electric and Gas
Danville..................       33,828             Electric and Gas
Galesburg.................       33,530             Electric and Gas
Granite City..............       32,862             Electric and Gas

      The  Company  holds  franchises  in  all  of  the  310 incorporated
municipalities in which  it  furnishes  retail electric   service  and  in all
of the 257 incorporated municipalities in which it furnishes retail gas service.

     Total operating revenues, including interchange sales, of the Company for the past three years by classes of service were as follows:

                      1993                   1992                  1991
                                     (Millions of dollars)
Electric          $1,266.4               $1,190.9                $1,186.7
Gas               $  314.8               $  288.6                $  288.2

Operating income before income taxes for the past three years by classes of service were as follows:

                      1993                  1992                   1991
                                    (Millions of dollars)
Electric          $  383.2              $  348.4                 $ 337.4
Gas               $   28.6              $   23.9                 $  29.7

     Identifiable assets for the past three years by classes of service were as follows:

                      1993                  1992                   1991
                                     (Millions of dollars)
Electric          $4,526.8              $4,602.9                 $4,577.2
Gas               $  406.4              $  355.4                 $  329.0

    At December 31, 1993, the Company had 4,540 employees.

                               Electric Business

Overview

     The Company supplies electric service at retail to an estimated aggregate population of 1,265,000 in 310 incorporated municipalities, adjacent suburban and rural areas, and numerous unincorporated
communities.   Electric service  at wholesale is supplied for resale to one electric utility and to the Illinois Municipal Electric Agency (IMEA) as agent for 11 municipalities. The Company also has a power coordination agreement with Soyland Power Cooperative, Inc. (Soyland). See the sub-caption "Power
Coordination Agreement    With   Soyland"   hereunder   for    additional
information.   In  1993,  the Company  provided  interchange power to 13
utilities for resale.

     The Company's highest system peak hourly demand (native load) in 1993 was 3,415,000 kilowatts on August 26, 1993. This 1993 peak load compares with the Company's historical high of 3,508,000 kilowatts in 1988.

     The  Company  owns  and  operates  electric  generating facilities
having  a  net  summer capability  of  4,416,000 kilowatts.   The  major
electric generating stations are Clinton power station (Clinton) (933,000 kilowatts, of which 810,000 kilowatts of capability are owned by the Company and 123,000 kilowatts of capability are owned by Soyland), Baldwin (1,740,000 kilowatts), Havana (666,000 kilowatts), Wood River (603,000 kilowatts), Hennepin (286,000 kilowatts) and Vermilion (165,000 kilowatts). The other generating facilities owned by the Company consist of gas turbine units at three locations which provide peaking service and have an aggregate capability of 146,000 kilowatts. Havana Units 1-5 (238,000 killowatts) and Wood River Units 1-3 (139,000 kilowatts) are currently not staffed, but are available to meet reserve requirements with a maximum of four months' notice.

     The  Company owns 20% of the capital stock of  Electric Energy,  Inc.
(EEI), an Illinois corporation, which was organized to own and operate a steam electric generating station and related transmission facilities near Joppa, Illinois to supply electric energy to the Department of
Energy (DOE) for its project near Paducah, Kentucky.   Under a power supply
agreement with EEI, the Company has the right to purchase 5.0% of the annual output of the Joppa facility. The Company has the flexibility to schedule the capacity in varying amounts ranging from a nominal 51,000 kilowatts for
52   weeks  up  to  a  maximum  of  203,000  kilowatts   for approximately

13  weeks.   The Company  must  schedule  its annual  capacity  entitlement by
August 1 of  the  preceding year,  and availability of the scheduled capacity
is subject to   certain   other  limitations  related   to   scheduling
considerations of the other co-owners of the Joppa facility and the DOE, and unit outages (if any).

      The  Company  is  a  participant, together  with  Union Electric Company
and  Central  Illinois  Public   Service Company,  in  the  Illinois-Missouri
Power  Pool  which  was formed  in 1952.  The Pool operates under an
Interconnection Agreement   which   provides  for  the  interconnection of
transmission   lines   and  contains  provisions   for the coordination of
generating equipment maintenance schedules, inter-company sales of firm and non-firm power, and the maintaining of minimum capacity reserves by each participant equal to the greater of 15% of its peak demand, one-half of its largest unit, or one-half of its largest non-firm purchase.

    The Company, Central Illinois Public Service Company and Union Electric Company have a contract with Tennessee Valley Authority (TVA) providing for the interconnection of the TVA system with those of the three companies to exchange economy and emergency power and for other working arrangements.

     The  Company  also has interconnections  with  Indiana-Michigan Power
Company, Commonwealth Edison Company, Central Illinois   Light  Company,
Iowa-Illinois  Gas  &   Electric Company, Kentucky Utilities Company,
Southern Illinois Power Cooperative, Soyland Power Cooperative, Inc. and the City of Springfield, Illinois for various interchanges, emergency services and other working arrangements.

     The Company is also a member of the Mid-America Interconnected Network, which is one of nine regional reliability councils established to coordinate plans and operations of member companies regionally and nationally.

Power Coordination Agreement With Soyland

     Under the provisions of a Power Coordination Agreement (PCA) between Soyland and the Company dated October 5, 1984, as amended, the Company is required to provide Soyland with 8.0% (288 megawatts) of electrical capacity
from its fossil-fueled  generating  plants through 1994.   This  requirement
will increase to 12% in 1995 and each year thereafter until the agreement expires or is terminated. This is in addition to the capacity Soyland receives as an owner of Clinton. The Company is compensated with capacity charges and for energy costs and variable operating expenses. The Company
transmits   energy   for  Soyland  through   the   Company's transmission and
subtransmission systems.  Under  provisions of   the  PCA,  Soyland  has  the
option of participating financially in major capital expenditures at the fossil-fueled plants, such as those needed for Clean Air Act compliance, to the extent of its capacity entitlement and with each party bearing its own direct capital costs, or having the costs treated as plant additions and  billed  to Soyland in accordance with other billing provisions  of  the
PCA.   See the sub-caption "Clean Air Act" on page 20, under "Environmental
Matters" for further discussion. At any time after December 31, 2004, either the Company or Soyland can terminate the PCA by giving not less than seven
years' prior written  notice  to  the other party.   The  party  to  whom
termination notice has been given may designate  an  earlier effective  date of termination which shall be not less than twelve months after receiving notice. The revenues received from the power supplied to Soyland under the PCA are classified as operating revenues. In 1993, Soyland supplied electricity to 21 distribution cooperative members who served approximately
150,000  rural  customers  in   69   Illinois counties.

Fuel Supply

      The Company used coal to generate 70.2% of the electricity produced during the year ended December 31, 1993, with nuclear, oil, and gas contributing 28.4%, 0.4%, and 1.0%, respectively. The respective average costs of these fuels per million Btu during 1993 were: Coal $1.50, Nuclear $.90, Oil $3.40 and Gas $2.60 for a weighted average cost of $1.34. The weighted average cost of all fuels per million Btu during the years
1992 and 1991 was $1.33 and $1.37, respectively. High-sulfur coal mined in Illinois, Indiana and Kentucky provided 44.7%, 17.2% and 4.1%, respectively, of the coal delivered to the Company's electric generating stations in 1993. In addition, the Company received low-sulfur coal from Kentucky, Colorado, West Virginia, Wyoming, Montana, Tennessee, Utah and Illinois.

     The average cost of primary fuel consumed at the Company's generating stations during the periods indicated was as follows:

                                          Average Cost  of Primary Fuel
                                               (per  million Btu)
                         Primary
Station                    Fuel            1993           1992         1991
Baldwin                  Coal            $1.41           $1.40        $1.46
Havana                   Coal             1.63            1.59         1.57
Hennepin                 Coal             1.61            1.56         1.53
Vermilion                Coal             1.38            1.34         1.35
Wood River               Coal             1.60            1.49         1.55
Clinton                 Uranium           0.91            0.99         1.04

     The  Company's  rate schedules contain  provisions  for passing  along
to  its  electric  customers  increases   or decreases  in  the  cost  of
fuels used  in  its  generating stations.   See  the information under the
captions  Revenue and  Energy  Cost  of   "Note  1 -  Summary  of  Significant
Accounting Policies" on page 33 of the Illinois Power Company 1993 Annual Report which is incorporated herein by reference and the sub-caption
"1987 Uniform Fuel Adjustment Clause   Reconciliation"   on   page   14   for
additional information.

     Reference is made to the sub-caption "Environmental Matters" hereunder for information regarding pollution control matters relating to the Company's fuel supply.

Coal - As shown below, the Company presently has contracts with expiration dates ranging from 1994 to 2004 which will provide about 41 million tons of coal. Based upon projected 1994 usage of approximately 6.6 million tons, this is equivalent to about 6.2 years of consumption.

      Longer-term   contracts  with  Peabody  Coal   Company (Peabody) and
Arch Coal Sales Company, Inc. (Arch) in effect in  1993 provide for price
renegotiations related to current market  prices.   In  1993,  as hereinafter
described, the Company negotiated contract amendments with each of these suppliers lowering the cost of their coal. These amendments provide for
future  price adjustments based  on  specified benchmarks.   The shorter-term
contracts with Northern Coal Company, CONSOL, Inc. and Golden Oak Mining Co. contain specified annual prices for each year in the contract term.
The Company will be evaluating replacement coal supply alternatives to the CONSOL, Inc. contract at Wood River and the Northern Coal Company
contract at  Vermilion.   Final decisions  on  both are expected by the  end
of  the  third quarter  of  1994.   Total  contract  purchases  will  range
between  5.4  million to 5.7 million tons of coal  in  1994.

The sources and quantities of coal supplies, contract expiration dates, weighted average cost of coal purchases and anticipated sulfur contents are summarized in the following table:

                                        Weighted
                                        Delivered
                                        Cost per
                                        Million Btu    Expiration   Anticipated
                                         for the         Date of      Sulfur
                                       Year Ended        Primary     Content*
Supplier                Station         12/31/93         Contract   (Percent)
Peabody Coal Co.(a)    Baldwin           $1.40           2004        3.0
Arch Coal Sales Co.,
   Inc.(b)             Baldwin            1.31           1999        3.0
Peabody Coal Co.(a)    Hennepin           1.60           2004        3.0
CONSOL, Inc.(c)        Wood River         1.62           1994        0.9
Golden Oak Mining
   Co.(d)              Havana             1.73           1995        0.6
Northern Coal
   Company(e)          Vermilion          1.24           1994        3.0

   *   High-sulfur  content classified  as  2.5  percent  or greater.

(a) The Company has a contract with Peabody to purchase, in total, 2,500,000 tons per year at Baldwin and Hennepin. The Company has also agreed to purchase and Peabody has agreed to supply through 1995 all coal needs above the Arch and Peabody contract quantities at Baldwin and Hennepin.

(b)  This contract will supply 2,065,500 tons per year.

(c)  This contract will supply 500,000 tons in 1994.

(d)  This contract will supply 200,000 to 250,000 tons  per year.

(e) This contract provides for delivery of 150,000 to 360,000 tons in 1994.

      See   the  sub-caption  "Environmental  Matters" hereunder for additional information regarding the supply of coal at the Baldwin power station.

      When   the  Company's  needs  exceed  contracted quantities,  coal  is
purchased on the  spot  market.   Spot purchases  in  1993 represented about
12% of the Company's total coal purchases. The delivered cost of coal purchased on a spot basis during the year varied between $26.47 per ton, or $1.27 per million Btu, and $50.11 per ton, or $2.01 per million Btu.
The Company anticipates that the spot market will continue to be a favorable supplemental source of supply for the next few years, and the Company will have adequate supplies of coal. The coal inventory at December 31, 1993 represented a 25 day supply based on the Company's average daily burn projection for 1994.

     In December 1992, the Company filed a complaint in the U. S. District Court in St. Louis, Missouri, against Peabody, in which the Company sought declaratory judgment and injunctive relief with respect to its contractual rights to test burn and use coal from other suppliers in order to achieve compliance with the Clean Air Act if to do otherwise would expose the Company to higher costs.

      In January 1993, the Company filed a complaint in the U. S. District Court in St. Louis, Missouri against Arch seeking a declaratory judgment to enforce provisions in the coal supply contracts with Arch which permit the Company under certain circumstances to negotiate or arbitrate lower coal prices and if coal is available from other suppliers at substantially lower cost, to terminate the contracts on one year's notice. In February 1993, Arch and two subsidiaries filed suit against the Company in Perry County, Illinois, seeking a declaratory judgment, specific performance and other relief related to the Company's rights to declare force majeure and limit its coal purchases under the existing contracts, State law, and the Clean Air Act, and its declaration of certain force majeure events in
prior years.   In accordance with agreements-in-principle executed by  the
Company with each of these suppliers, all litigation was temporarily placed on hold, and deadlines for responses extended, to allow the parties to conclude negotiation of terms under which the Company may continue to purchase coal,through amendments to the existing contracts, on a cost-competitive basis, during the Phase I compliance period of the Clean Air Act Amendments.

           Final agreements were executed with both Arch and Peabody in 1993. In accordance with those agreements, all of the above-described litigation will be dismissed with prejudice.

Oil - The Havana power station (five units totaling 238,000 kilowatts), is the Company's only station which utilizes fuel oil for the generation of electric energy. These units are currently not staffed, but are available to meet reserve requirements with a maximum of four months' notice.

Gas - Three generating units (totaling 139,000 kilowatts) at the Wood River power station and two combustion peaking plants, Stallings (75,000 kilowatts) and Oglesby (60,000 kilowatts), are fueled with natural gas.
The three units at Wood River are currently not staffed, but are available to meet reserve requirements with a maximum of four months' notice.
These units have the capability of burning either natural gas or distillate fuel oil. Natural gas is also used in start-up and as a secondary boiler fuel for two generating units (totaling 286,000
kilowatts)   at   the Hennepin  power station and as a secondary boiler  fuel for one generating unit (totaling 92,000 kilowatts) at the Wood River power station. Natural gas is also used as start-up fuel for one additional unit at the Wood River power station. The Company anticipates that adequate supplies of gas for these uses will be available for the foreseeable future. See the sub-caption "Gas Business" hereunder.

Nuclear - The Company leases nuclear fuel from Illinois Power Fuel Company (Fuel Company). The Fuel Company, which is 50% owned by the Company, was formed in 1981, for the purpose of leasing nuclear fuel to the Company for Clinton. Lease payments are equal to the Fuel Company's cost of fuel as
consumed (including related financing and administrative costs).   This lease
is recorded as a capitalized lease on the Company's books. As of December 31, 1993, the Fuel Company had an investment in nuclear fuel of approximately $129 million. The Company is obligated to make subordinated loans to the Fuel Company at any time the obligations of the Fuel Company which are due and payable exceed the funds available to the Fuel Company. At December 31, 1993 the Company had no outstanding loans to the Fuel Company.

     At December 31, 1993, the Company's net investment in nuclear fuel consisted of $22 million of Uranium 308. This inventory represents fuel to be used in connection with the fifth reload of Clinton which is scheduled to commence in March 1995. The unamortized investment of the nuclear fuel assemblies in the reactor was $106 million.

     The Company signed two contracts in 1988 for the supply  of  uranium
concentrates beginning  in  1991.   One contract is with U. S. Energy/Crested
Corporation and the other contract is with Cameco, a Canadian corpora-tion. Each of the two contracts is for 1,179,240 lbs. of uranium
concentrates,  with  deliveries  from  1991  to  1997.   The contracts
contain an option for an additional 479,440  lbs. of  uranium concentrates for delivery through 2000. Each of the two contracts is to provide an estimated 35% of Clinton's fuel requirements, but each contract contains provisions permitting the Company to purchase 50-60% of Clinton's fuel
requirements in certain years  through  the spot  market.   The decision to
utilize these provisions is made the year before each delivery and depends on the estimated price and availability from the spot market versus the estimated contract prices. During 1993, all nuclear fuel purchases were settled in United States dollars.

     In October 1993, the Company filed suit in U.S. District Court, Central District of Illinois, Danville, seeking a declaration that the Company's termination of one of these uranium supply contracts is permitted by the terms of the contract. Defendants in the lawsuit are U.S. Energy
Corporation,   Crested  Corporation,  U.  S.  Energy/Crested Corporation,
Cycle Resources Investment Corporation,  Sheep Mountain  Partners, Nulux
Nukem Luxemburg GMBH, and Dresdner Bank. The defendants are joint ventures, partnerships, and domestic and foreign corporations who are either
original parties  or  parties  by assignment to  the  contract.   The Company
purchased  approximately  half  of   its   uranium concentrates supply under
this contract, which  the  Company terminated  shortly  before  filing  this
action.   If  the contract  termination  is  upheld,  the  Company  does   not
anticipate having difficulty in replacing the contract at significantly lower fuel prices. The defendants have filed responses including affirma-
tive  defenses  and  breach  of contract  claims.   A motion for change of
venue filed by certain of the defendants has been denied, and the case is proceeding.

     Conversion services for the period 1991-2001 are contracted with Sequoyah Fuels. Sequoyah Fuels closed its Oklahoma conversion plant in 1992 and has joined with Allied Chemical Company to form a new marketing
company  named CoverDyn.   All  conversion services will  be  performed  at
Allied's Metropolis, Illinois facility, but Sequoyah Fuels will retain the contract with the Company. The Company has a Utility Services contract for uranium enrichment requirements with the DOE which provides 70% of the enrichment requirements of Clinton through September 1999. The remaining 30% has been contracted with the DOE through its incentive pricing plan through September 1995, and an amendment was signed in 1993 which covers the remaining 30% through 1999. This amendment allows the Company to either purchase the enrichment services at the DOE's incentive price or provide electricity at DOE's Paducah, Kentucky enrichment plant, an agreed exchange
rate.   In addition,  legislation  was passed  to create a new private government corporation,  the United  States Enrichment Corporation (USEC),
for enrichment services.   All of the DOE's assets including all  contracts
were transferred to the USEC as of July 1993.

      A contract with General Electric Company provides fuel fabrication requirements for the initial core and 2,196 fuel bundles (approximately 11
reloads through 2004).    In 1993,  an  amendment  was signed with the
General Electric Company to add 1,472 fuel bundles to the contract and to change the existing price as well as some other terms and conditions. The additional 1,472 fuel bundles are expected to cover fuel fabrication requirements through 2017.

      Beyond  the  stated commitments, the Company  may enter  into  additional
contracts for uranium  concentrates, conversion   to   uranium   hexafluoride,
enrichment   and fabrication.

      Currently, no plants for commercial reprocessing of spent nuclear fuel are in operation in the U.S., and reprocessing cannot commence until appropriate licenses are issued by the NRC. Clinton has on-site high density storage capability which will provide spent nuclear fuel storage capacity
to meet requirements until the year 2004.   Various governmental agencies are
currently reviewing the environmental   impact   of  nuclear  fuel
reprocessing   and   waste management.   The  Nuclear Waste  Policy  Act  of

1982 was enacted to establish a government policy with respect to disposal of spent nuclear fuel and high-level radioactive waste. The Company signed a contract for disposal of spent nuclear fuel and/or high-level radioactive waste on July 6, 1984 with the DOE. Under the contract, the Company is required to pay the DOE one mill (one-tenth of a cent) per net kilowatt-hour (one dollar per MWH) of electricity generated and sold. The Company is recovering this amount through rates. The federal government is required to have a repository in place to accept spent nuclear fuel by January 31, 1998; however, current federal government schedules indicate the year 2010 for the acceptance of the first spent nuclear fuel. The Company expects that it will be able to meet interim storage requirements through 2009 on-site using existing in-core pool facilities.

     Under the Energy Policy Act of 1992, the Company is responsible for a portion of the cost to decontaminate and decommission the DOE's uranium
enrichment facilities.   Each utility  will  be  assessed an annual fee for a
period  of fifteen  years based on quantities purchased  from  the  DOE
facilities  prior to passage of the Act.   During  1992  the Company  recorded
an estimated liability of $10.5 million, which was revised to $7.2 million in 1993. At December 31, 1993, the Company has a remaining liability of $6.7 million representing future assessments. The Company is recovering these costs, as amortized, through its fuel adjustment clause.

Construction Program

     The cost, including allowance for funds used during construction (AFUDC), of the Company's construction program during 1994 and during the period January 1, 1994 to December 31, 1998 is estimated as follows:

                                                       Five-Year
                                                        Period
                                      1994             1994-1998
                                        (Millions of dollars)
Electric generating facilities        $ 57.4           $  221.2
Electric generating facilities-
   clean air compliance                 11.4               13.3
Electric transmission and distri-
   bution facilities                    57.2              301.9
General plant                           37.4              119.6
Gas facilities                          24.2              119.0
   Total construction                  187.6              775.0
Nuclear fuel                            28.4              114.8
   Total                              $216.0            $ 889.8

      The above estimates include potential costs which  maybe  required  to comply with the Clean Air Act as  discussed further  in  "Environmental
Matters".  See  the  sub-caption "Clean   Air  Act"  hereunder  on  page  20
for  additional information.

     The  estimated  construction expenditures  during  the period  January 1,
1994 to December 31, 1998, together  with the repayment at maturity of currently outstanding long-term debt  (including  lease payments under capital leases)  and redeemable  preferred stock, aggregating approximately  $424 million, and sinking fund requirements of approximately  $2 million  are expected to require expenditures by the Company of  approximately $1.315 billion.  Construction and  capital requirements  are expected to be met through  internal  cash generation.

     In  1992,  the  Board authorized  a  new  general obligation  mortgage
(New Mortgage), which is intended to replace the Company's 1943 Mortgage and Deed of Trust (First Mortgage). All bonds issued to date under the New


Mortgage have been secured by a corresponding issue of first mortgage bonds
under  the  First  Mortgage.   As  a  result  of  the September  1993 write-off
related to deferred Clinton  post-construction costs, based upon the most
restrictive earnings test   contained   in  the  First  Mortgage, the Company
anticipates   that  it  will  be  prohibited  from   issuing additional  first
mortgage bonds for other  than  refunding purposes  until  mid 1994.  The
Company's ability  to  issue additional  first mortgage bonds for refunding purposes  is similarly limited, since the earnings test must also be  met if
the  bonds  to be refunded are not within two  years  of maturity.   The
Company does not have  any  first  mortgage bonds  maturing  within two years.
However,  the  September 1993 write-off did not impact the Company's ability to issue new  mortgage bonds under the New Mortgage.  The  amount  of available unsecured borrowing capacity totaled $105  million at  December  31,  1993.
Also, at December  31,  1993,  the unused  portion of the Company's total bank
lines of  credit was  $200  million.   The Company is  required  to  maintain
unused lines of credit with lending institutions under which the Company shall be entitled to borrow sums of money in  an aggregate amount equal at any time to the total of  (a)  the aggregate  principal amount of the commercial
paper of the Fuel   Company  then  outstanding  (b)  plus  the  aggregate
principal amount  of commercial paper of the  Company  then outstanding.
At  December 31,  1993,  such   outstanding commercial paper of the Fuel
Company was $54.5 million.

Clinton Power Station

     General

      The Company owns 86.8% of Clinton and Soyland owns the remaining  13.2%.
The terms for sharing the  construction, ownership and operation of Clinton are set forth in  several related  agreements between the Company and Soyland.
Under these agreements, the Company has authority to act on behalf of  Soyland for purposes of various matters relating to  the design, construction,
operation, maintenance and decommissioning of Clinton.    See the sub-caption
"Decommissioning Costs" hereunder on page 15 for  additional information on the decommissioning of Clinton.

     The Clinton nuclear power station was placed in service in  1987  and represents approximately 19% of the  Company's installed generation capacity.
In 1993, Clinton provided 28% of  the  Company's  total electric generation and  had  the lowest  fuel  cost per megawatt-hour generation compared  to all  other Company-owned power stations.  The investment Clinton  and its related deferred costs represented  approximately  56%  of the Company's total
assets at  December  31, 1993.    Clinton  related  costs  represented  36%  of
the Company's  total  1993  other  operating,  maintenance   and depreciation
expenses. Clinton's equivalent availability was 73%,  62%  and  76%  for 1993,
1992 and 1991,  respectively. Clinton's equivalent availability was lower in
1993 and 1992 due  in  part  to  the timing of refueling  and  maintenance outages.

      Ownership  of  an  operating nuclear  generating  unit exposes the
Company to significant risks including increased and    changing   regulatory,
safety   and   environmental requirements,  and increases in the future cost of  closing and dismantling the unit.  The Company expects to be allowed to continue to operate Clinton; however, if any  unforeseen or  unexpected developments would prevent the  Company  from doing  so,  the  Company could
be materially  adversely  affected.   For  further  discussion of insurance
limitations, refer to the caption Insurance of "Note 3 - Commitments  and
Contingencies" on page 35 of the Illinois Power Company 1993 Annual Report which is incorporated herein by reference.



    Rate and Regulatory Matters

                               1992 Rate Order

     A  September  1993  decision by the Illinois  Appellate Court, Third
District (Appellate Court Decision), upheld key components  of  the August 1992
Rehearing  Order  (Rehearing Order)  issued by the ICC.  The Rehearing Order
denied  the Company   recovery   of  certain  deferred   Clinton   post-
construction  costs consisting of all deferred  depreciation and  real  estate taxes and 72.8% of  the  deferred  common equity return.

     The Company originally recorded these deferred Clinton post-construction costs as a regulatory asset when such costs were believed probable of recovery through future rates, based on prior ICC orders. The deferred costs were recorded from the time Clinton began operations (April 1987) to the time the ICC allowed the Company to begin recovering these deferred costs in rates (March 1989), otherwise known as the regulatory lag period.

    Based upon the Company's assessment of the Appellate Court Decision and in accordance with Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71) the Company recorded a loss of $271 million ($200 million or $2.65 per share, net of income taxes) in September. This write-off includes revenues and related interest to be refunded for deferred costs included in electric rates between April 1992 and August 1992 which were disallowed by the Rehearing Order.

    In  October 1993, the Company petitioned the  Appellate Court  to
reconsider the Appellate Court Decision.  The  ICC petitioned   the  Appellate
Court   to   reconsider   its instructions  in the Appellate Court Decision
regarding the application   on   remand  of  ratemaking   adjustments   in
determining  the  actual  financial  harm  incurred  by  the Company.  In
January 1994, the Appellate Court denied  all petitions  for rehearing.  In
February 1994, the parties  to the  appeal, including the Company and the ICC, presented  a joint  motion  to the Appellate Court in which  the  parties agreed to a form of order to be entered on remand by the ICC and  the  Company agreed to waive its right to seek  further judicial review of the Rehearing
Order.  The Appellate Court granted  the joint motion on March 2, 1994 and remanded  the matter to the ICC for further proceedings in accordance with the parties'  joint motion.  On March  16,  1994,  the ICC issued  the  order on remand in the form agreed  to  by  the parties.

     The order on remand entered by the ICC does not alter the ICC's determination in the Rehearing Order of the amount of post-construction costs incurred in connection with the operation of Clinton that is recoverable in rates by the Company, and does not result in any change in the Company's retail electric tariffs. The order on remand provides for refunds, calculated in accordance with the ICC's April 1992 order directing that revenues be collected subject to refund pending the rehearing proceeding, aggregating approximately $8.9 million, including interest. The refund obligation was included in the September write-off. Refunds were reflected on customer's bills beginning on March 25, 1994.

     1987 Uniform Fuel Adjustment Clause Reconciliation

     In April, the Illinois Appellate Court, Third District, issued its decision reversing the ICC's February 1992 order pertaining to the Company's annual Uniform Fuel Adjustment Clause reconciliation. The ICC's February
1992 order had stated that carrying costs of $29.3 million incurred by the Company's nuclear fuel affiliate, Illinois Power Fuel Company, between
August 1985 and April 1987, and added to the balance of nuclear fuel inventory during the same period in accordance with a previous ICC order, were imprudent and that the balance of recoverable nuclear fuel costs should be reduced by that amount. The Appellate Court held that the evidence did not support the finding in the February  1992 order  that  the  Company  was imprudent  in  nuclear  fuel procurement  and  management, reversed the
disallowance  and remanded   for  entry  of  an  order  consistent  with  its
determination.

    In May, the ICC filed a petition for leave to appeal the Appellate Court
decision to the Illinois Supreme Court.   In October,  the  Illinois  Supreme
Court  denied  the   ICC's petition  for  leave  to appeal and issued  its
mandate  to remand  the case to the ICC.  In January 1994 the ICC issued its order  on  remand consistent with the  Appellate  Court decision.  As a result of the Appellate Court decision,  the Company  expects  to  recover approximately  $14.3  million previously  refunded to customers, which will not  have  an impact on the Company's results of operations.

    Accounting Matters

     The Company currently prepares its financial statements in  accordance with FAS 71. Accordingly, the Company records various  regulatory assets and
liabilities, such as deferred Clinton   costs.   Management  believes  that
the   Company currently  meets the criteria for continued  application  of FAS
71, but will continue to evaluate significant changes the  regulatory and competitive environment  to  assess  the Company's overall compliance with the criteria of  FAS 71.

    Decommissioning Costs

     The  Company is responsible for its ownership share  of the  costs  of
decommissioning  Clinton.   The  Company  is collecting  future decommissioning
costs through  its  rates based on an ICC approved formula that allows the
Company  to adjust  rates  annually for changes in decommissioning  cost estimates.

     Based  on  NRC  regulations that  establish  a  minimum funding   level,
the  Company's  86.8%  share  of   Clinton decommissioning costs is estimated
to be approximately  $344 million (1993 dollars) and reflects an increase in
1993  due to  changes in the calculation of the NRC minimum.  The  NRC minimum  is  based only on the cost of removing  radioactive plant  structures.
A site-specific study  to  estimate  the costs  of  dismantling, removal and disposal of Clinton  has not  been made; however, the Company plans to under-
take this study sometime in the near future.  This study may result in
projected decommissioning  costs  higher  than   the   NRC specified funding
level.  At December 31, 1993 and 1992, the Company had recorded a liability of $17.2 million and  $12.3 million,  respectively,  for the future decommissioning  of Clinton.

     External  decommissioning trusts, as  prescribed  under Illinois   law
and  authorized  by  the  ICC,   have   been established  to  accumulate funds,
based  on  the  expected service life of the plant, for the future
decommissioning of Clinton.   For  years 1993, 1992 and 1991, the  Company  has
contributed  $3.9  million, $3.7 million and  $3.4  million, respectively, to its external nuclear decommissioning  trust funds.  The balances in these nuclear decommissioning  funds at  December 31, 1993 and 1992, were $17.2 million and $12.3 million, respectively.  The Company recognizes earnings and expenses  from the trust funds as changes in its assets  and liabilities
relating to these funds.   The  estimated  fair value of the December 31,
1993, was $18.3 million.

     In  1992,  the  ICC entered an order in which  the  ICC expressed concern  that  the Company  take  all  reasonable action  to  ensure  that
Soyland contributes  its  ownership share   of   the   current  or  any
revised   estimate   of decommissioning costs.  The order also states  that
if  the Company   becomes   liable   for  decommissioning   expenses
attributable  to Soyland, the ICC will then  decide  whether that  expense should be the responsibility of the  Company's stockholders or its customers.




Dividends

     The Company's Board of Directors has declared quarterly common  and preferred stock dividends payable  through  the second  quarter  of 1994.
The Board of Directors  acted  to resolve uncertainties about the Company's ability to declare and  pay  common and preferred stock dividends in the event that  write-offs related to the August 1992 Rehearing  Order produced an
accumulated   deficit   (negative   retained earnings).   Additionally, ICC
authorization is required  to declare  and pay dividends in the event of
negative retained earnings.    In  March  1993, the Company received such
authorization to pay dividends through the second quarter of 1994,  contingent on the Company meeting certain  financial tests.  The loss taken by the
Company in September 1993 will not  affect  the  Company's ability to meet these  financial tests.

     On February 1, 1994, the Company paid its  previously declared dividends
for the first  quarter  of  1994.   The Company  expects that dividends
previously declared for the second  quarter  of 1994 will be paid on the normal payment date  in 1994.  If payment is unlawful (i.e., if the Company fails to meet the financial tests in the ICC order) on normal  payment  date, the Company will  be  precluded  from paying  dividends.  In this event, under the terms of the Board's declaration, no common stock dividend payments will be made and the payment of preferred stock dividends will be deferred  until such time as payment is lawful.  Payment of current and cumulative preferred stock dividends will be made to holders of preferred stock as of the record date specified  for  the quarter in which payment of dividends first becomes authorized and lawful.

     Declaration and payment of dividends on preferred and common stock for quarters subsequent to the second quarter of 1994 will require an extension of the previously granted authorization from the ICC if the Company continues
to have negative retained earnings.   On January 21, 1994, the Company  filed
a supplemental petition seeking an  extension of  this  authorization  for the third  and,  if  necessary, fourth quarters of 1994.  On March 23, 1994, the
ICC granted the Company's supplemental petition but included the additional condition that the Company may not increase the current stock dividend above the current quarterly rate of $.20  per  share while its retained earnings are  negative.  The  Company will take such steps as may be required and are appropriate to sustain its normal schedule for preferred and common stock dividend payments.

     Consistent with its efforts to insure the continuation of preferred and common stock dividend payments during any period of negative retained earnings, the Company appropriated $100 million of year-to-date 1993 earnings for the declaration of dividends. This action was taken prior to recording the September 1993 write-off, and in a manner consistent with the FERC Uniform
System  of  Accounts,  in order  to  address  issues raised by the Federal
Power Act relating to the declaration of dividends, and to mitigate uncertainty associated with the declaration and payment of dividends subsequent to the second quarter of 1994.

                               Gas Business

     The Company supplies natural gas service at retail to an estimated aggregate population of 920,000 in 257 incorporated municipalities, adjacent suburban areas and numerous unincorporated communities. It does not sell gas for resale.

     During the twelve months ended December 31, 1993 the Company purchased
66,608,000 MMBtu of natural gas from Panhandle Eastern Pipe Line Company
(Panhandle), Natural Gas Pipeline Company of America (Natural),  Mississippi
River Transmission Corporation (Mississippi), Trunkline Gas Company



(Trunkline), ANR Pipeline Company (ANR), and in  the spot market at a cost of
approximately $188 million.   The average  cost of natural gas purchased by the
Company from all  suppliers for the years 1993, 1992 and 1991 was  $2.82, $2.62 and $2.49 per MMBtu, respectively.

     The total cost of natural gas delivered increased 2% from 1992 due to
increased sales to customers  and  higher prices.   Approximately 30% of total
gas purchased was  from spot  market sources.  Gas therm sales, which exclude therms transported,  decreased 2.6% in 1993.  When transported  gas for industrial  and commercial customers is  included,  the total gas delivered
(therms sold plus therms transported) to the Company's customers increased
1.1% from 1992.

    The Company's rate schedules contain provisions for passing through to its gas customers increases or decreases in the cost of purchased gas. See the information under the captions Revenue and Energy Cost of "Note 1 - Summary of Significant Accounting Policies" on page 33 of the Illinois Power
Company 1993  Annual Report which is incorporated herein by reference.

    The volume of customer-owned gas transported during 1993 increased  12.3%
from that of 1992 due to lower spot  market prices.   Approximately 150
industrial and large  commercial customers  purchase gas directly from gas producers.  These customers are charged for the transportation of gas through the Company's system to their plant facilities.

     The  Company  has eight underground gas storage  fields having a total capacity of approximately 15.2 million  MMBtu and  a  total deliverability on a peak day of about  347,000 MMBtu.  In addition to the capacity of the eight underground storage fields, the Company has contracts with Panhandle for one million  MMBtu of underground storage  capacity  and  a total  deliverability on a peak day of approximately  20,000 MMBtu,  with Natural for 1.2 million
MMBtu of storage capacity  and a total deliverability on a peak day of 37,000
MMBtu and  with  ANR for 173,000 MMBtu of storage capacity  and  a total
deliverability on a peak day of 3,473  MMBtu.   Operation  of underground
storage permits the Company to increase deliverability to its customers during peak load periods  by taking gas into storage during the off-peak months.

     The Company owns three active liquefied petroleum gas plants having an aggregate peak-day deliverability of about 50,000 MMBtu for peak-shaving purposes. Gas properties in clude approximately 7,600 miles of mains.

     The  Company experienced its 1993 peak-day send out  of 592,197  MMBtu  of
natural gas on February  17,  1993.   The Company's  highest peak-day send
out was  857,324  MMBtu  of natural gas on January 10, 1982.

     In  December 1992 the Company filed a petition with the ICC  to  lower the
gas utility plant composite depreciation rate  to  3.4%.   The proposed
reduction was  based  on  new estimates  of  remaining plant life as developed in  a  gas depreciation study completed in 1992.  In July 1993 the  ICC issued an order approving the new rate effective on the date of  the order in the
Company's pending gas rate case,  which is expected in April 1994.

     The  Company  filed a gas retail rate increase  request with  the  ICC
May 14, 1993, seeking to adjust its rates  to reflect  rising  operating  and maintenance  expenses,  the effects  of  lower sales to ultimate customers and  capital costs  associated with the Hillsboro storage field expansion and pipeline  project.  For a discussion of  the  Hillsboro storage field and expansion and pipeline project see the sub-caption  "Gas  Supply"  hereunder.
The  Company  originally asked  for a net annual rate increase of approxi-
mately $13.3 million,  or  slightly  more than 4%.   This  rate  increase
consisted  of  a  base rate increase of approximately  $30.7 million,


partially offset by projected  annual  savings  of $17.4  million in the cost of gas (as a result of  increased storage  capacity in the Hillsboro storage field) that  will automatically  flow  to customers through  the  Uniform  Gas
Adjustment Clause.  In January 1994, the Company revised its proposal  to  a net annual rate increase of  $12.3  million consisting  of  a  base  rate increase  of  $27.6  million, partially  offset by $15.3 million of  projected gas  cost savings.  The requested rate increase includes an authorized rate of return  of 9.84%, as compared to 11.99%  which  is currently  authorized.  The decrease in the authorized  rate of  return is a result of a decline in the cost of debt  and preferred  stock, combined with a lower rate  of  return on
equity as compared to the Company's last gas rate case.   In February 1994,
the ICC  issued  its  Hearing  Examiner's Proposed  Order  (HEPO) recommending
the Company  receive  a $20.3   million  base  rate  increase  which includes
an authorized  rate of return of 9.51%.  A final order  by  the ICC,  which
may be different than the HEPO, is expected  in April  1994.   The  Company's
last  gas  rate  increase  was effective  January 1983, followed by a gas rate decrease  in December 1984.

Gas Supply

     Pursuant  to Orders 636 and 636-A, issued in April  and August  1992, respectively, the FERC approved amendments  to its  rules  that are intended
to increase competition  among natural   gas  suppliers  by  "unbundling"  the
interstate pipelines'  merchant sales service into separate  sales  and transportation services and by mandating that the pipelines' firm transpor-
tation   service   be   comparable   to   the transportation service included
in their traditional bundled sales  service.  Under this rule, pipelines are required  to unbundle  services that they provide today so  that  natural gas purchasers can select services as needed to meet  their energy  requirements.
As  of December 31, 1993, all of  the Company's pipeline suppliers had restructured their  service offerings to conform with the requirements of
Orders 636 and 636-A.   The Company believes these rules will increase  the
complexity  of providing firm gas service.  This  additional complexity  results
from  the  greater  number  of  options available   to   the   Company,  as
well as the added responsibility to arrange for the acquisition,
transportation  and  storage  of  natural  gas,  which   was previously
bundled into the pipelines' sales service.  As  a result  of  Orders 636 and
636-A, the pipelines will  charge their  customers "transition" costs, which arise  from  the unbundling  of  services.  The Company  has  estimated  that approximately  $10.5  million in transition  costs  will be incurred and subsequently recovered through the Uniform  Gas Adjustment  Clause over the
next three to  four  years.   In 1993,  the  Company began to pay transition
costs billed  by gas  pipelines  and began to recover these payments  through the  Uniform Gas Adjustment Clause. The ICC issued its order  on  March  9,
1994, which permits  recovery  of  the transition costs through the Uniform
Gas Adjustment Clause.

     Under  Order  636,  the Company has entered  into  firm transportation
agreements with the pipelines that  feed  its system.    These  contracts
replace  the  sales   contracts previously held with the respective pipelines.
The  amounts of firm transportation volumes under the contracts currently in effect with each pipeline are listed below.



                      Order 636
Source         Implementation Date   Firm Transportation Volume
Panhandle             5/01/93         75,900 MMBtu plus58,370 Leased Storage
Natural              12/01/93         89,454 MMBtu plus 37,675 Leased Storage
Mississippi          11/01/93        102,000 MMBtu including Storage
Trunkline             5/01/93         10,831 MMBtu
Trunkline  SG-2       5/01/93          3,726 MMBtu
ANR                  11/01/93          5,684 MMBtu

      Historic  gas  purchases are shown  in  the  following table.    The
source  labeled  "Other"  below   represents purchases from small natural gas
fields in Illinois.

                             Contract                  Purchases
                            Expiration          Years Ended December 31,
Source                         Date          1993        1992         1991
                                                  (Millions of MMBtu)
Panhandle                     4/30/96         16.0       8.0          10.6
Natural                      11/30/96         21.4      19.3          21.6
Mississippi                  10/31/96          8.7       5.4           8.9
Trunkline                     4/30/94          0.5       0.1           0.1
ANR                          10/31/96          0.1       0.1           0.1
Spot Market                         -         19.8      37.1          24.0
Other                               -          0.1       0.1           0.1
     Total                                    66.6      70.1          65.4

       The Company's present estimated supplies of gas from pipelines and its own storage are sufficient to serve all of its existing firm loads, and to provide best efforts service to interruptible loads. Gas service to interruptible customers was interrupted on six occasions for a total of
622 hours  during  the  year  1993.  On these occasions, storage service  was
made  available in lieu of  curtailment.   Gas service  continues to be
available to all  applicants  on  a current basis.

       During 1993, the Company completed the Hillsboro Storage Field expansion project at a cost of approximately $56 million. The project included construction of a 62 mile pipeline from Hillsboro to the Decatur area, as well as additional facilities in the Metro-East area. The expansion increased total gas storage capacity by 42 percent and allows the Company to take maximum advantage of lower summer spot market prices, to reduce pipeline contract demand charges and to increase supplier price competition in the St. Louis Metro-East area. Nine new injection-withdrawal wells and two
additional  compressor  units  have   been constructed  to  increase  the
storage  capacity   of   the Hillsboro  Field.  Injection rates were  tripled
and delivery/withdrawal rates were increased 150 percent to better meet winter peak demand.

                        Environmental Matters

       The Company is subject to regulation by certain federal and Illinois authorities with respect to environmental matters and may in the future become subject to additional regulation by such authorities or by other federal,
state  and  local governmental  bodies.   Existing regulations affecting the
Company are principally related to air   and   water  quality,  hazardous
wastes and toxic substances.

Air Quality

      Pursuant to the Federal Clean Air Act (Act), the United States Environmental Protection Agency (USEPA) has established ambient air quality standards for air pollutants which in its judgment have an adverse effect on public health or welfare. The Act requires each state to adopt laws and regulations, subject to USEPA approval, designed to achieve such standards.
Pursuant   to   the   Illinois Environmental Protection Act, the Illinois
Pollution Control Board (Board) adopted  and,  along  with   the   Illinois
Environmental Protection Agency (IEPA), is enforcing a comprehensive set of air pollution control regulations which include emission limitations and permitting, monitoring, and reporting requirements. These regulations have, with some modifications, received USEPA approval and are enforceable by both the Illinois and federal agencies.

       The air pollution regulations of the Board impose limitations on emissions of particulate, sulfur dioxide, nitrogen oxides, and various other pollutants. Enforcement of emission limitations is accomplished in part through the regulatory permitting process. To construct a facility which will produce regulated emissions, a construction permit must be obtained, usually on the basis of the design being sufficient to permit operation within applicable emission limitations. Upon completion of
construction,  an operating   permit  for  the  facility  must  be obtained.
Operating permits are granted for various periods, usually within a range from two to five years. The initial granting or subsequent renewal of operating permits is based upon a demonstration that the facility operates within prescribed limitations on emissions. The Company's practice is to obtain an operating permit for each source of regulated emissions. Presently, it has a total of approximately 100 permits for emission sources at its power stations and other facilities, expiring at various times.
In addition to having the requisite operating permits, each source of regulated emissions must be operated within the regulatory limitations on emissions. Verification of such compliance is usually accomplished by reports to regulatory authorities and inspections by such authorities.

      Jointly, the Company and IEPA petitioned the Board to adopt a regulatory amendment providing for a site-specific sulfur dioxide limitation applicable to the Baldwin power station. The Board granted that relief in 1979 and amended it in 1983 to satisfy certain concerns raised by USEPA. In October 1983, the amendment, with supporting information, was submitted to USEPA for approval as part of the State Implementation Plan (SIP). On March 5, 1990, USEPA approved the Baldwin SIP allowing the use of local coal up to full capacity of the Baldwin power station.

      In addition to the sulfur dioxide emission limitations for existing facilities, both the USEPA and the State of Illinois adopted New Source Performance Standards (NSPS) applicable to coal-fired generating units limiting emissions to 1.2 pounds of sulfur dioxide per million Btu of heat input. This standard is applicable to the Company's Unit 6 at the Havana power station. The federal NSPS also limits nitrogen oxides, opacity and particulate emissions and imposes certain monitoring requirements. In 1977 and 1990 the Act was amended and, as a result, USEPA has adopted more
stringent   emission  standards  for  new  sources.    These standards  would
apply to any new plant constructed  by  the Company.

Clean Air Act

       On  November 15, 1990, the U. S. Congress passed  the Clean  Air  Act
Amendments  (Amendments).   The  Amendments create   new   programs  to
control  acid   rain,   protect stratospheric  ozone  and  require  permits
for  most   air pollution sources.  The Amendments also modify the  existing hazardous  air pollutant program and impose new air quality requirements  on
sources in areas which  do  not  meet  the ambient   air   quality  standards.

As the regulations implementing the Amendments are developed, the Company will develop and implement plans to maintain compliance with any new air pollutant restrictions.

       In August 1992, the Company announced that it had suspended construction of two scrubbers at the Baldwin power station, on which the Company has expended approximately $34.6 million. After suspending scrubber construction, the Company reconsidered its alternatives for complying with Phase I of the 1990 Clean Air Act Amendments. In March, the Company announced its compliance plan for Phase I (1995-1999) of the Clean Air Act.

      To meet the Phase I sulfur dioxide requirements of the acid rain provisions of the Clean Air Act, the Company will purchase sulfur dioxide emission allowances while continuing the use of high-sulfur Illinois coal.
An emission allowance is  the authorization by the USEPA to emit one ton of
sulfur dioxide.   The  Company has already contracted  to  purchase
approximately 430,000 of the approximately 550,000 emission allowances it expects to need to acquire from outside sources for Phase I compliance
purposes.   In  1993  the Illinois  General  Assembly passed and the governor signed legislation authorizing the ICC to permit expenditures and revenues from emission allowance purchases and sales to be reflected in rates charged to customers through the fuel adjustment clause as a cost of fuel. On February 18, 1994, the Company filed with the ICC revised fuel adjustment clause tariffs providing for recovery of expenses and revenues from emission allowances. On March 16, 1994, the ICC suspended this filing for investigation pursuant to the provisions of the Illinois
Public  Utilities   Act.   In addition,  on March 9, 1994, the ICC initiated
a rule-making proceeding to consider  changes  to  its   Uniform   Fuel
Adjustment  Clause  regulation  to  conform  to   the   1993 legislation.

       The  Company's compliance plan will defer,  until  at least 2000, any
need for scrubbers or other capital projects associated   with   sulfur
dioxide   emission   reductions.  Additional  actions  will  be required  by
the Company to achieve compliance with the Phase II sulfur dioxide and nitrogen-oxide emission requirements of the Clean Air Act.

       To achieve compliance with the Phase I nitrogen-oxide emission reduction requirements of the acid rain provision of the Clean Air Act, the Company is installing low-nitrogen-oxide burners at two generating units.
The  estimated capital  cost for these burners is $13 million.   Additional
capital expenditures are anticipated prior to 2000 to comply with the Phase II nitrogen-oxide requirements, as well as potential requirements to further reduce nitrogen-oxide emissions in the St. Louis metropolitan area. The Company is also proceeding with installation of continuous emission monitoring systems at its major generating stations, as required by the acid rain provisions of the Clean Air Act. The estimated capital cost for
these monitoring systems  is $17  million.   The  Company has expended
approximately $9 million through 1993 on continuous emission monitoring systems.

      In July 1993, the Alliance for Clean Coal (Alliance), a coalition of Western coal producers and railroads, filed suit against the ICC in the U.S. District Court in Chicago. The Alliance sought a declaration that the Illinois statute regarding the filing with and approval by the ICC of utility
Clean  Air  Act  compliance plans is  unconstitutional.   In September  1993,
the ICC issued an order pursuant to this statute approving the Company's compliance plan for Phase I. In December 1993, the U.S. District Court issued an opinion and an order in Alliance for Clean Coal vs. Ellen Craig, et al.
declaring  the  statute  unconstitutional.   The  order prohibits  the ICC
from enforcing the statute, and  declares void  compliance plans prepared and
approved in reliance  on the  statute.   The  Company  is  of  the belief that
no regulatory approval is now required of its Clean Air Act compliance plan, and has determined to go forward with the plan it has adopted for Phase I. The ICC has appealed the District Court decision to the U.S. Court of Appeals.

Gas Manufacturing Sites

       The Company, through its predecessor companies, is identified on a State of Illinois list as the responsible party for potential environmental impairment at 25 former manufactured-gas plant sites. The Company is investigating each site to determine (1) the type and amount of residues present; (2) whether the residues constitute environment or health risks and, if present, the extent of those risks; and (3) whether the Company has any
responsibility  for remedial action.   Because of the unknown  and unique
characteristics  of each site (such as amount  and  type  of residues present, physical characteristics of the site and the environmental risk) and uncertain regulatory requirements, the Company is not able to determine its ultimate liability for the investigation and remediation of the 25 sites. However, at December 31, 1993, the Company has estimated and recorded a minimum liability of $35 million, which is an increase of $10 million from 1992. This adjustment to the liability was made because the Company can better define the extent of contamination due to ongoing monitoring. In 1993, the Company spent approximately $1.5 million for investi-gation and remediation activities. The Company is unable to determine at this time what portion of these costs, if any, will be eligible for recovery from insurance carriers or other potentially responsible parties. In addition, the Company is unable to determine the time frame over which these costs may
be  paid out.   The  Company has also recorded a regulatory asset  in the
amount   of   $36  million,  reflecting   management's expectation that
investigation and remediation costs for the manufactured-gas plant sites will
be   recovered   from customers.

       In September 1992, the ICC issued a generic order addressing the recoverability of costs incurred by utilities in cleaning up coal-tar deposits resulting from the operation and retirement of former manufactured-gas plant
sites.   The  ICC  order concluded that  utilities  will be allowed to collect from customers their prudently incurred costs paid to third parties over a five-year period with no recovery from customers of carrying costs on the unrecovered balance. Based on the ICC's ruling that carrying costs on unrecovered cleanup costs will not be allowed, the Company and other utilities appealed the ICC order to the Illinois Appellate Court, Third District. Other parties also filed appeals of the ICC order, contesting the ICC's ruling that cleanup costs may be recovered from customers and that those costs may be recovered through a tariff rider. In December 1993, the Appellate Court issued its opinion affirming the ICC's order in all respects. In February 1993, an intervenor filed a petition for leave to appeal the Appellate Court decision with the Illinois Supreme Court. In April 1993, the ICC approved tariffs filed by the Company that provide for recovery of such costs that fall within the guidelines of the ICC's September 1992 Order
and  were incurred by the Company subsequent to January 1, 1993.   The Company
is also pursuing recovery of cleanup costs from  its insurance carriers.

Water Quality

       The Federal Water Pollution Control Act Amendments of 1972 require that National Pollutant Discharge Elimination System permits be obtained from USEPA (or, when delegated, from individual state pollution control agencies) for any discharge into navigable waters. Such discharges are required to conform with the standards, including thermal, established by USEPA and
also  with  applicable   state standards.

       Enforcement of discharge limitations is accomplished in part through the regulatory permitting process similar to that described previously under
"Air Quality".   Presently, the   Company  has  approximately  two  dozen
permits   for discharges at its power stations and other facilities, which must be periodically renewed.

       In addition to obtaining such permits, each source of regulated discharges must be operated within the limitations prescribed by applicable regulations. Verification of such compliance is usually accomplished by monitoring results reported to regulatory authorities and inspections by such authorities.

       The Baldwin permit was reissued during the fourth quarter of 1993 and is due for renewal in the fourth quarter of 1997. The Hennepin NPDES permit was reissued in 1992 and is due for renewal in the third quarter of
1997.   The Clinton  permit was reissued in 1990 and is due for  renewal in
the second quarter of 1995.   The Vermilion, Wood  River and Havana permits
were reissued in 1991. These permits are due for renewal in the fourth quarter of 1995.

     Operations at the Vermilion Plant (Plant) may be affected by allegations that continued discharge of certain levels of effluents from the ash pond at the Plant into the Middle Fork of the Vermilion River violates state water quality standards. Although both the Illinois Environmental
Protection   Agency   and   the   Illinois   Department of Conservation  have
supported the Company's position that current effluent discharge limitations, applied to the Plant since these standards first were adopted, continue to be appropriate, both the Illinois Pollution Control Board, in a 1993 decision currently under appeal by the Company, and a citizens group have challenged the Company's ability to continue to discharge these effluents at current levels, and the citizens group has notified the Company that it may bring suit against the Company and the United States and Illinois Environmental Protection Agencies to prevent such discharges. The Company is investigating compliance options to determine the least cost response should the most restrictive limitations be imposed and believes that it can avoid any material adverse impact on financial condition and operations.

Other Issues

       Hazardous and nonhazardous wastes generated by the Company must be managed in accordance with federal regulations under the Toxic Substances Control Act, the Comprehensive Environmental Response, Compensation and Liability Act, and the Resource Conservation and Recovery Act (RCRA) and additional state regulations promulgated under both RCRA and state law. Regulations promulgated in 1988 under RCRA govern the Company's use of underground storage tanks. The use, storage, and disposal of certain toxic substances, such as polychlorinated biphenyls (PCB's) in electrical equipment, are regulated under the Toxic Substances Control Act. Hazardous substances used by the Company are subject to reporting requirements under the Community-Right-To-Know Act. The State of Illinois has been delegated authority for enforcement of these regulations under the Illinois Environ-
mental Protection Act and  state statutes.   These  requirements impose
certain monitoring, recordkeeping, reporting, and operational requirements which the Company has implemented or is implementing to assure compliance. The Company does not anticipate that compliance will have a material adverse effect on its financial position or results of operations.

       Between June 1983 and January 1985, the Company shipped various materials containing PCB's to the Martha C. Rose Chemicals, Inc. (Rose) facility in Holden, Missouri for proper treatment and disposal. Rose, pursuant to permits issued by USEPA, had undertaken to dispose of PCB materials for the Company and others, but failed in part to do so. As a result of such failure, PCB materials were being stored at the facility.
In 1986, the Company joined with a number of other generators to efficiently and economically cleanup the facility. The Steering Committee, consisting of the Company and 15 other entities has received USEPA's approval to implement the Remedial Design Work Plan (Plan). All work is scheduled for
completion by December, 1994.   The  Steering Committee  is required to
monitor the site for a minimum of five years after completion of the Plan. At the present time, the Company does not believe its ratable share of potential liability related to the cost of future activities at the Rose site will have a material adverse effect on its financial condition or results of
operations.  The  Company, along   with  fourteen  other  steering  committee
members, reached   a  settlement  with  all  but  one  of  the   non-
participating potentially liable entities to recover their ratable share of these costs.

Electric and Magnetic Fields

     The possibility that exposure to electric and magnetic fields emanating from power lines, household appliances and other electric sources may result in adverse health effects has been a subject of increased public, governmental and media attention. Lawsuits have been filed against several utilities seeking recovery for personal injury or loss of property values allegedly resulting from EMF emanating from power lines or substations, or to have such facilities relocated. A considerable amount of scientific research has been conducted on this topic without definitive results. Research is continuing to resolve scientific uncertainties. It is too soon to tell what, if any, impact these actions may have on the Company's financial position and results of operation.

Environmental Expenditures

       Operating    expenses   for   environmentally-related activities in
1993 were approximately $50 million (including the incremental costs of
alternative  fuels   to   meet environmental  requirements).   The  Company's
accumulated capital  expenditures  (including AFUDC)  for  environmental
protection  programs  since 1969 have reached  approximately $780   million.
This  accumulated   amount   of   capital expenditures through 1993 has been
reduced to reflect a  pro rata share of the disallowance of Clinton plant costs.

                      Research and Development

     The Company's research and development expenditures during 1993, 1992 and 1991 were approximately $6.4 million, $3.7 million and $7.3 million, respectively. The increased research and development costs in 1993 are primarily due to increased dues to the Electric Power Research Institute and increased alternate fuel testing at the Baldwin Power Station. The higher 1991 amount was due to incremental coal transportation costs associated with test burns of western low-sulfur coal at Baldwin, Hennepin and Havana power stations.

                         Regulation

     Under the Illinois Public Utilities Act, the ICC has broad powers of supervision and regulation with respect to the rates and charges of the Company, its services and facilities, extensions or abandonment of service, classification of accounts, valuation and depreciation of property, issuance of securities, and various other matters. The Illinois Public Utilities Act was amended effective January 1, 1986 to include certain provisions specifying criteria for the inclusion of utility plant investment in rate base. These provisions state in substance that the ICC shall include in a utility's rate base only the value of its investment which is both prudently incurred and used and useful in providing service to
customers;  that  no  new electric generating plant or significant addition   to
existing facilities shall be included in rate base unless the ICC determines that such plant or facility is reasonable in cost, prudent and used and useful in providing utility service to customers; and that the ICC is empowered to determine whether a utility's generating capacity is in excess of that reasonably necessary to provide adequate and reliable service and to make appropriate and equitable adjustments to rates upon a finding of excess capacity, provided that any such determination and adjustment with respect
to   generating   capacity   existing   or   under construction  prior to
January 1, 1986 shall be limited to the determination and adjustment, if any, appropriate under the law then in effect.

     The  Company is exempt from all the provisions  of  the Public  Utility
Holding Company Act of 1935 except  Section 9(a)(2)  thereof.   That section
requires approval of the Securities and Exchange Commission prior to certain acquisitions by the Company of any securities of other public utility
companies  or  public   utility   holding companies.

     The Company is subject to regulation under the Federal Power Act by the FERC as to rates and charges in connection with the transmission of electric energy in interstate commerce and the sale of such energy at wholesale
in interstate   commerce,  the  issuance  of  debt   securities maturing  in
not more than 12 months, accounting and depreciation policies, and certain other matters.

     The FERC has declared the Company exempt from the Natural Gas Act and the orders, rules, and regulations of the Commission thereunder.

     The  Company is subject to the jurisdiction of the  NRC with  respect  to
Clinton.   NRC  regulations  control  the granting  of  permits and licenses for the construction and operation of nuclear power stations and subject such stations to continuing review and regulation. Additionally, the NRC
review and regulatory process covers  decommissioning,   radioactive  waste,
environmental and radiological aspects of such stations. In general, the NRC continues to propose new and revised rules relating to the operations and maintenance aspects of nuclear facilities. It is unclear whether such proposed rules will be adopted and what effect, if any, such adoption will have on the Company.

     The  Company  is  subject to the  jurisdiction  of  the Illinois Department
of Nuclear Safety (IDNS) with respect to Clinton.    IDNS and the NRC entered
a  memorandum   of understanding  which  allows IDNS to review and regulate
nuclear  safety  matters at state nuclear  facilities.   The IDNS review and
regulatory process covers radiation safety, environmental  safety, emergency
preparedness and  emergency response.   IDNS continues to propose new and
revised  state administrative  code through legislative  approval.   It  is
unclear if such proposed rules will be adopted and what effect, if any, such adoption will have on the Company. However, the NRC has the final authority over such nuclear facilities.

                Executive Officers of the Registrant

Name of Officer        Age                  Position
Larry D. Haab          56      Chairman, President and Chief Executive Officer
Charles W. Wells       59      Executive Vice President
Larry  F. Altenbaumer  46      Senior Vice President and Chief Financial
                                  Officer
Paul L. Lang           53      Senior Vice President
J. Stephen Perry       55      Senior Vice President
Larry S. Brodsky       45      Vice President
Wilfred Connell        56      Vice President
John G. Cook           46      Vice President
Larry L. Idleman       55      Vice President
Rodney A. Smith        46      Vice President
Leah Manning Stetzner  45      Vice  President, General Counsel  and
                                  Corporate Secretary
Alec G. Dreyer         36      Controller
Robert A. Schultz      53      Treasurer

     The present term of office of each of the above executive officers extends to the first meeting of the Company's Board of Directors after the Annual Election of Directors. There are no family relationships among the executive officers and directors of the Company.

     Each  of the above executive officers, except for   Ms. Stetzner,
Dr. Dreyer and Mr. Schultz, has been employed by the Company for more than five years in executive or management positions. Prior to election to the positions shown above, the following executive officers held the following positions since January 1, 1989.

     Mr. Haab was elected Chairman in June 1991. Prior to being elected Chief Executive Office in April 1991 and President in April 1989, he was Executive Vice President and Senior Vice President.

     Mr.  Altenbaumer was elected Senior Vice President  and Chief  Financial
Officer  in June  1992.   Prior  to  being elected Vice  President,  Chief
Financial   Officer   and Controller in June 1990, he was Controller and
Treasurer.

    Mr. Lang was elected Senior Vice President in June 1992. He joined the Company as Vice President in July 1986.

     Mr.  Perry  was elected Senior Vice President  in  June 1992.   Prior to
being elected Vice President in December 1989, he was Assistant Vice President and Manager of Nuclear Program Coordination at Clinton.

     Mr.  Cook was elected Vice President in June 1992.   He previously  held
the positions of Manager of Clinton Power Station and Manager of Nuclear Planning and Support.

     Mr.  Smith's  employment  with  the  Company  ended  on December 31, 1993.

    Ms. Stetzner was elected Vice President, General Counsel and Corporate Secretary in February 1993. Prior to joining the Company as General Counsel and Corporate Secretary in 1989, she was Associate General Counsel with Burlington Northern Railroad Company.

     Mr.  Dreyer  joined the Company as Controller  in  June 1992.   He
previously was a Senior Audit Manager with  Price Waterhouse.

     Mr.  Schultz  was elected Treasurer in July  1989.   He previously  was
Director  of Planning  and  Programming  at Clinton.

                             Operating Statistics

       The   information   under  the   captions   "Selected Statistics"  on
page 48 of the Illinois Power Company 1993 Annual Report is incorporated herein by reference.

Item 2.  Properties

     The Company owns and operates electric generating stations at Havana, Wood River, Hennepin, Baldwin, and near Danville, Illinois (designated as the Vermilion station), totaling 3,460,000 kilowatts of net summer capability. The Company has an ownership in the Clinton power station (Clinton) of 86.8% and Soyland Power Cooperative, Inc. owns the remaining 13.2%. The

Company's portion of  net  summer output  capability  of  Clinton is 810,000
kilowatts.   The Company  also owns other gas turbine generating  facilities, at  three locations, with an aggregate capability of 146,000 kilowatts.

    The Company owns an interconnected electric transmission system of approximately 2,800 circuit miles, operating from 69,000 to 345,000 volts and a distribution system which includes about 36,900 circuit miles of
overhead   and underground lines.

     All outstanding first mortgage bonds issued under the Mortgage and Deed of Trust dated November 1, 1943 are secured by a first mortgage lien on substantially all of the fixed  property, franchises and rights of the
Company  with certain   exceptions  expressly  provided  in  the  mortgage
securing the bonds. All outstanding New Mortgage Bonds issued under the General Mortgage and Deed of Trust dated November 1, 1992, are secured by a lien on the Company's properties used in the generation, purchase, transmission, distribution and sale of electricity and gas, which lien is junior to the lien of the Mortgage and Deed of Trust dated November 1, 1943.

Item 3. Legal Proceedings

Fuel and Purchased Gas Adjustment Clauses

     The ICC holds annual public hearings to determine whether each utility's fuel adjustment clause and purchased gas adjustment clause reflect actual costs of fuel and gas prudently purchased and to reconcile amounts collected with actual costs, with the possibility of surcharges or refunds
to  reflect amounts under-collected or over-collected.   See "1987   Uniform
Fuel  Adjustment  Clause   Reconciliation" reported  under  "Clinton  Power
Station" in Item 1 for information regarding a February 1992 order from the ICC.

Environmental

     See "Environmental Matters" reported under Item 1 for information regarding legal proceedings concerning environmental matters.

Peabody Coal Company and Arch Coal Sales Company, Inc.

     See "Coal" reported under "Fuel Supply" in Item 1 for information regarding certain legal proceedings relating to the Clean Air Act.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1993.
At a special meeting of shareholders held on February 9, 1994, the Company's shareholders approved an agreement and plan of merger
providing  for the creation of a new holding  company.   See "Business" under
Item 1 for a description of the  holding company formation.

                                PART II


Item  5.  Market for Registrant's Common Equity and  Related Stockholder Matters

     The information under the caption "Quarterly Financial Information and Common Stock Data (Unaudited)" on page 46 of the Illinois Power Company 1993 Annual Report is incorporated herein by reference.

Item 6.  Selected Financial Data

     The information under the caption "Selected Financial Data" on page 47 of the Illinois Power Company 1993 Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information under the caption "Management's Discussion and Analysis" on pages 18 through 25 of the Illinois Power Company 1993 Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

     The financial statements on pages 27 through 46 and Report of Independent Accountants on page 26 of the Illinois Power Company 1993 Annual
Report are incorporated herein  by reference.    With the exception of the
aformentioned information and the information incorporated in Items 5, 6, 7, and 8, the Illinois Power Company 1993 Annual Report is not to be deemed filed as part of this Form 10-K Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

    None.


                                PART III

Item 10. Directors  and  Executive  Officers  of   the Registrant

      The information relating to directors is set forth  in Part  III  of
this Annual Report on Form 10-K.   The  information relating to executive
officers is set forth in Part I of this Annual Report on Form 10-K.

Item 11.   Executive Compensation

     The following table sets forth a summary of the compensation of the Chief Executive Officer and the four other most highly compensated executive officers of the Company for the years indicated.

                                               Summary Compensation Table
                                                                   Long Term
                                  Annual Compensation            Compensation

                                                                      Awards

                                                          Other         Restricted    Shares      All Other
Name and                                         Bonus    Annual      Stock Awards   Underlying  Compensation
Principal Position            Year     Salary     (A)    Compensation     (B)         Options        (C)
Larry D. Haab                 1993    $437,500  $22,531   $13,199      $22,531     20,000 shs.      $3,555
 Chairman, President          1992     403,958   28,883     7,099                  16,000 shs.       3,373
 and Chief Executive Officer  1991     364,375   22,044                               N/A

Charles W. Wells              1993    $265,875  $12,629   $ 9,697      $12,629      6,500 shs.      $5,341
 Executive Vice               1992     252,500   16,160     7,034                   6,000 shs.       5,129
 President                    1991     240,958   14,605                               N/A

Paul L. Lang                  1993    $205,625  $ 9,767   $ 7,508      $ 9,767      6,000 shs.      $  527
 Senior Vice President        1992     188,667   13,490     4,472                   5,000 shs.         536
                              1991     175,417   10,638                               N/A

J. Stephen Perry              1993    $205,625  $10,590   $ 6,421      $10,590      6,000 shs.      $  316
 Senior Vice President        1992     188,667   12,075     4,672                   5,000 shs.         384
                              1991     175,417   10,638                               N/A

Larry F. Altenbaumer          1993    $187,750  $ 8,918   $ 7,093      $ 8,918      6,000 shs.      $2,009
 Senior Vice President        1992     166,500   10,656     3,588                   5,000 shs.       1,867
 and Chief Financial          1991     150,33    9,176                                N/A
  Officer

A)The amounts shown in this column are the cash award portion of grants made to these individuals under the Executive Incentive Compensation Plan, including amounts deferred under the Executive Deferred Compensation Plan. See Plan description in footnote (B) below.

B)This table sets forth stock unit awards for 1993 under the Company's Executive Incentive Compensation Plan. One-half of each year's award under this plan is converted into stock units representing shares of the Company's Common Stock based on the closing price of the Common Stock on the last
  trading day of the award year.   The other one-half of the award is paid to
  the recipient in cash in the following year and is included in the Summary Compensation Table as Bonus paid in the award year. Stock units awarded in a given year, together with cash representing the accumulated dividend equivalents on those stock units, become fully vested after a three-year holding period. Stock units are converted into cash and paid based on the closing price of the Common Stock on the first trading day of the distribution year. Participants (or beneficiaries of deceased participants) whose employment is terminated by retirement on or after age 55, disability or death receive the present value of all unpaid awards on of such termination. Participants whose employment is terminated for reasons other than retirement, disability or death forfeit all unvested awards. In the event of a termination of employment within two years after a change in control of the Company (as defined in the Employee Retention Agreement described below), without good cause or by any participant with good reason, all awards of the participant become fully vested and payable. As of December 31, 1993, named executive officers were credited with the following total aggregate number of unvested stock units under the Executive Incentive Compensation Plan since its inception, valued on the basis of the closing price of the Company's Common Stock on December 31, 1993: Mr. Haab, 3,374 units valued at $74,650; Mr. Wells, 1,992 units valued at $44,083;
  Mr. Lang, 1,557 units valued at $34,454. Mr. Perry, 1,528 units valued at $33,813; Mr. Altenbaumer, 1,319 units valued at $29,200. Although stock units have been rounded, valuation is based on total stock units, including partial shares.

C)The amounts shown in this column are Company contributions under the Incentive Savings Plan (including the market value of shares and sale of electricity and gas, which lien is junior to the lien of the Mortgage and Deed of Trust dated November 1, 1943).

The following tables summarize grants during 1993 of stock options under the Company's 1992 Long Term Inc. Compensation Plan and awards outstanding at year end for the individuals named in the Summary Compensation Table. No options were exercisable or exercised during 1993.

                            Option Grants in 1993

                               Individual Grants
                                   % of Total    Exercise                Grant
                                Options Granted   or Base                Date
                     Options      to Employees   Price Per  Expiration  Present
Name                 Granted(a)      in 1993      share       Date      Value(b)
Larry D. Haab        20,000 shs.     27 %        $24.25    6/9/2003   $135,200
Charles W. Wells      6,500 shs.      9 %         24.25    6/9/2003     43,940
Paul L. Lang          6,000 shs.      8 %         24.25    6/9/2003     40,560
J. Stephen Perry      6,000 shs.      8 %         24.25    6/9/2003     40,560
Larry F. Altenbaumer  6,000 shs.      8 %         24.25    6/9/2003     40,560

a)Each option becomes exercisable on March 31, 1997. In addition to the specified expiration date, the grant expires on the first anniversary of the recipient's death and/or the 90th day following retirement, and is not
  exercisable in the event recipient's employment terminates.   In the event
  of a public tender for all or a portion of the stock, or if a proposal to merge or consolidate the Company with another company is submitted to the shareholders for a vote, the Compensation and Nominating Committee may declare the option immediately exercisable.

b)These options have been valued using the Black-Scholes option pricing model. Disclosure of the grant date present value, using the Black-Scholes model or potential realizable value assuming 5% and 10% annualized growth rates, is mandated; however, the Company does not necessarily view the Black-Scholes pricing methodology, or any other methodology, as a valid or accurate means of valuing stock option grants.  The Company elected to use the standard
  Black-Scholes model, which uses the following factors:   fair market value
  of share at grant; option exercise price; term of the option; current yield of the stock; risk-free interest rate; volatility of the stock. The fair market value of the stock on June 9, 1993 was $24.25; the exercise price of the options is $24.25; and the term option is ten years. The annual dividend rate on the Company's Common Stock on June 9, 1993 was $0.80 for
  a yield of 3.3 percent.   The risk-free interest rate used was 5.96 percent,
  based on the ten-year U.S. Treasury bond yield on May 14, 1993.   The
  volatility of the stock used was .245. This figure is based on the absolute volatility (annualized standard deviation of the logarithms of the prior stock performance) for the 36-month period ending March, 1993. This is a relatively high volatility for an electric utility due, in part, to the Company's nuclear plant construction cost recovery disallowances, related write-offs, and temporary suspension of common stock dividend payments during this period.
  The value thus determined, $6.76 share, was not discounted.

            Aggregated Option and Fiscal Year-End Option Value Table

                                                       Value of
                                                     Unexercised
                                  Number of          In-the-Money
                                 Unexercised          Options at
                                  Options at        1993 Year-End
                                1993 Year-End
                                                     Exercisable/
                                 Exercisable/       Unexercisable
Name                            Unexercisable    (None in-the-money)
Larry D. Haab                 0 shs./36,000 shs.         0/0
Charles W. Wells              0 shs./12,500 shs.         0/0
Paul L. Lang                  0 shs./11,000 shs.         0/0
J. Stephen Perry              0 shs./11,000 shs.         0/0
Larry F. Altenbaumer          0 shs./11,000 shs.         0/0

                          Pension Benefits

        The Company maintains a Retirement Income Plan for Salaried Employees (the "Plan") providing pension for all eligible salaried employees of the Company. In addition to the Plan, the Company also maintains a nonqualified Supplemental Retirement Income Plan for Salaried Employees of Illinois Power Company (the "Supplemental Plan") that covers all elected officers eligible to participate in the Plan and provides for payments from general funds of the Company of any monthly retirement income not payable under the Plan because of benefit limits imposed by law or because of certain Plan rules limiting the amount of credited service accrued by a participant.

        The following table shows the estimated annual pension benefits on a straight life annuity basis payable upon retirement based on specified annual average earnings and years of credited service classifications, assuming continuation of the Plan and Supplemental Plan and employment until age 65. This table does not show, but any actual pension benefit payments would be subject to, the Social Security offset.


                                   Estimated Annual Benefits (rounded)

   Annual
  Average          15 Yrs.      20 Yrs.     25 Yrs.     30  Yrs.    35 Yrs.
  Earnings         Service      Service     Service     Service     Service

$125,000.......   $ 37,500    $  50,000   $  62,500    $  75,000   $  87,500
 150,000.......     45,000       60,000      75,000       90,000     105,000
 175,000.......     52,500       70,000      87,500      105,000     122,500
 200,000.......     60,000       80,000     100,000      120,000     140,000
 250,000.......     75,000      100,000     125,000      150,000     175,000
 300,000.......     90,000      120,000     150,000      180,000     210,000
 350,000.......    105,000      140,000     175,000      210,000     245,000
 400,000.......    120,000      160,000     200,000      240,000     280,000
 450,000.......    135,000      180,000     225,000      270,000     315,000
 500,000.......    150,000      200,000     250,000      300,000     350,000
 550,000.......    165,000      220,000     275,000      330,000     385,000
 600,000.......... 180,000      240,000     300,000      360,000     420,000

    The earnings used in determining pension benefits under the Plan are the participants' regular base compensation, as set forth under salaries in the compensation table.

     At December 31, 1993, for purposes of both the Plan and the Supplemental Plan, Messrs. Haab, Wells, Altenbaumer, Lang and Perry had completed 28, 30, 21, 7 and 9 years of credited service, respectively.

                Employee Retention Agreements

      The   Company  has  entered  into  Employee  Retention Agreements with each of its executive officers. Under each of these agreements, the officer would be entitled to receive a lump sum cash payment if his or her employment were terminated by the Company without good cause or voluntarily by the officer for good reason within two years following a change in control of the Company (as defined in the Agreement). The amount of the lump sum payment would be equal to (1) 36 months' salary at the greater of the officer's salary rate in effect on the date the change in control occurred or the salary rate in effect on the date the change in the officer's employment with the Company terminated; plus (2) three times the largest bonus earned by the officer during the three calendar years preceding termination of employment. Under the agreement, the officer would continue, after any such termination of employment, to participate in and
receive  benefits  under other  benefit  plans  of  the Company.   Such
coverage  would  continue  for  36   months following  termination of
employment, or, if earlier, until the officer reached age 65 or was employed by another employer; provided that, if the officer was 50 years of age or older at the time of such termination, then coverage under health, life insurance and similar welfare plans would continue until the officer became 55 years of age, at which time he or she would be eligible to receive the type of coverage extended to employees of the Company who elect early retirement.

Item  12.   Security Ownership of Certain Beneficial Owners and Management

    The following are the only holders known by the Company to be the beneficial owners of more than five percent of any class of the Company's outstanding stock.

                                           Amount and Nature
                    Name and Address         of Beneficial         Percent
Title of Class      of Beneficial Owner       Ownership           of Class
Serial  Preferred   American Express Company 303,245 shares(1)     9.7%
Stock, Without      American Express Tower
par value           World Financial Center
                    New York, NY 10285

Serial Preferred    American General         242,000 shares(2)     7.4%
Stock, $50 par      Corporation and
value               Subsidiaries
                    2929 Allen Parkway
                    Houston, TX 77019

Common Stock        FMR Corp.                  7,026,460 shares(3) 9.3%
                    82 Devonshire St.
                    Boston, MA 02109

Common Stock        Mellon Bank Corporation    5,363,000 shares(4) 7.1%
                    One Mellon Bank Center
                    Pittsburgh, PA  15258


1) According to its Form 4 filing, American Express Company and its Subsidiaries beneficially own 303,245 shares of Serial Preferred Stock, without par value, as of February 18, 1994, as to which beneficial ownership is disclaimed, with sole power to vote and dispose of all shares. American Express Company was late in filing a Statement of Changes in Beneficial Ownership relating to a redemption by the Company of certain shares of serial preferred stock without par value.

2) According to its Schedule 13G filing dated February 11, 1994, American General Corporation and Subsidiaries beneficially own 242,000 shares of Serial Preferred Stock, $50 par value (consisting of 211,100 shares of 8.00% Cumulative Preferred Stock, and 30,900 shares of 8.24% Cumulative Preferred Stock), and have shared power to vote or direct voting and shared power to dispose or direct disposition of all of such shares.

3) According to its Schedule 13G filing dated February 11, 1994, FMR Corp. owns 7,026,460 shares of Common Stock, with sole power to vote or direct the vote of 1,022,800 shares and sole power to dispose or direct the disposition of all shares.

4) According to its Schedule 13G filing dated February 10, 1994, Mellon Bank Corporation and Subsidiaries beneficially own 5,363,000 shares of Common Stock, with sole power to vote 3,786,000 shares, shared power to vote 202,000 shares, sole power to dispose of 4,355,000 shares and shared power to dispose of 1,008,000 shares.

     The names of the Board of Directors and certain information, including their principal occupation during the last five years and ownership of securities of the Company, with respect to each are shown below:


                                           Year in          Shares of
                                            Which          Common Stock
Name of  Director, Age, Business            First            of the
Experience and Other Information           Elected           Company
                                              a            Beneficially
                                           Director        Owned as of
                                                         January 31, 1994
RICHARD R. BERRY, 62                         1988             2,108

Prior to retirement in February,  1990,
Mr. Berry was Executive Vice President and
Director  of Olin Corporation,  Stamford,
Connecticut, a diversified manufacturer
concentrated in chemicals, metals and
aerospace/defense products, since June,
1983.   (1)(2)(5)

LARRY D. HAAB, 56                             1986             9,264(6)

Chairman, President and Chief Executive
Officer of the Company since June, 1991,
Mr. Haab has been an employee of the
Company since 1965. He is a director of First Decatur Bancshares, Inc., The First
National Bank of Decatur and  Firstech,
Incorporated. (1)(4)(5)

GROVER J. HANSEN, 70                          1981             8,063(7)

Prior to retirement in January, 1984,  Mr.
Hansen  was President and Chief  Operating
Officer  of the First Federal Savings  and
Loan   Association  of  Chicago,  Chicago,
Illinois,  since 1971.  He was a  director
of   Peoples   Energy  Corporation   until
retirement from that position in February,
1994.  (1)(2)(3)

DONALD E. LASATER, 68                         1981             2,713

Prior to retirement in April, 1989,  Mr.
Lasater was Chairman of the Board and Chief Executive Officer of Mercantile
Bancorporation, Inc., St. Louis, Missouri, a bank holding company, since 1970. He is a director of Interco Incorporated,
General American Life Insurance Company and A.P. Green Industries, Inc. (1)(2)(5)

DONALD S. PERKINS, 66                         1988             6,676(8)

Prior  to  retirement in  June,  1983,  as
Chairman  of the Executive Committee,  Mr.
Perkins  was  Chairman of  the  Board  and
Chief    Executive   Officer   of    Jewel
Companies,  Inc.,  Chicago,  Illinois,   a
diversified retailer, from 1970  to  1980.
He  is a director of American Telephone  &
Telegraph    Company,   Aon   Corporation,
Cummins Engine Company, Inc., Inland Steel
Industries,   Inc.,   KMart   Corporation,
LaSalle  Street  Fund,  Inc.,  The  Putnam
Funds, Springs Industries, Inc., and  Time
Warner, Inc. (3)(4)

ROBERT M. POWERS, 62                          1984             6,000(9)

Prior to retirement in December, 1988, Mr.
Powers  was President and Chief  Executive
Officer  of  A.  E.  Staley  Manufacturing
Company, Decatur, Illinois, a processor of
grain  and oil seeds, since 1980.   He  is
Chairman  of  the Board of  A.  E.  Staley
Manufacturing Company, and a  director  of
Tate & Lyle, PLC. (3)(4)

WALTER D. SCOTT, 62                           1990             2,600

Professor of Management and Senior  Austin
Fellow,  J.L. Kellogg Graduate  School  of
Management,    Northwestern    University,
Evanston, Illinois, since 1988.  Mr. Scott
is  a  director of Chicago Title and Trust
Company,  Chicago Title Insurance  Company
and Intermatic Incorporated.  (1)(4)

RONALD L. THOMPSON, 44                         1991            1,735

Chairman  and Chief Executive  Officer  of
Midwest  Stamping  and Manufacturing  Co.,
Bowling  Green,  Ohio, a  manufacturer  of
automotive  parts,  since  1993.   He  was
President and Chief Executive Officer  and
a  director  of  The GR Group,  Inc.,  St.
Louis,  Missouri  (a  diversified  holding
company  with  interests in  manufacturing
and  service  activities),  from  1980  to
1993.  (3)(4)

WALTER M. VANNOY, 66                         1990        2,100

Vice  Chairman, Figgie International, Inc.
(a  diversified operating company  serving
consumer,   industrial,   technical,   and
service  markets worldwide),  since  1994,
and   President   of  Vannoy   Associates,
Lynchburg, Virginia, a consulting company,
1989-1994.   He  is a director  of  Figgie
International,  Inc., and Chempower,  Inc.
(2)(5)


MARILOU von FERSTEL, 56                       1990        2,676

Executive   Vice  President  and   General
Manager of Ogilvy Adams & Rinehart,  Inc.,
a  public relations firm in Chicago, since
June,  1990.   She  had  previously   been
Managing   Director   and   Senior    Vice
President  of Hill and Knowlton,  Chicago,
Illinois,  a  public relations  consulting
firm,  from May, 1981 to June, 1990.   Ms.
von  Ferstel  is  a director  of  Walgreen
Company.  (2)(3)(4)

CHARLES W. WELLS, 59                         1976        7,885(6)(10)

Executive Vice President of Illinois Power
Company since 1976.  Mr. Wells has been an
employee  of the Company since  1956.   He
was elected a Vice President in 1972.   He
is  a  director  of  First  of  America  -
Decatur N.A. (1)(5)

JOHN D. ZEGLIS, 46                           1993        1,008

Senior Vice President-General Counsel  and
Government  Affairs of American  Telephone
and  Telegraph Company, Basking Ridge, New
Jersey,   a   diversified   communications
company,  since 1989.  He had been  Senior
Vice  President-General Counsel from  1986
to   1989.   He  is  a  director  of   the
Helmerich  & Payne Corporation  in  Tulsa,
Oklahoma.  (2)(4)

VERNON K. ZIMMERMAN, 65                      1973         6,564(10)

Director  of  the Center for International
Education  Research  and  Accounting,  and
Distinguished   Service    Professor    of
Accountancy,   University   of   Illinois,
Urbana, Illinois, since August, 1985.   He
is  a director of First Busey Corporation,
Busey  Corporation, and  ICH  Corporation.
(1)(2)(5)

(1)  Member of the Finance Committee.

(2)  Member of the Audit Committee.

(3)  Member of the Compensation and Nominating Committee.

(4)  Member of the Corporate Strategy Committee.

(5)  Member of the Nuclear Operations Committee.

(6)  Includes 3,929 and 6,354 shares held in the accounts of Messrs. Haab and
     Wells,  respectively,   under   the Company's Incentive Savings Plan.

(7) Includes 5,540 shares to which Mr. Hansen is entitled through the Company's Deferred Compensation Plan for Certain Directors.

(8) In addition to the shares shown, Mr. Perkins, as trustee of The Putnam Funds, has shared voting and investment power over 443,000 shares of Common Stock, as to which he disclaims beneficial ownership.

(9) Mr. Powers'wife owns 1,200 shares of Preferred Stock, as to which he does not disclaim beneficial ownership.

(10) Includes 1,000 and 1,932 shares held by wives of Messrs. Wells and Zimmerman, respectively.

  The Chief Executive Officer and four other most highly paid executive officers beneficially own the following shares of equity securities of the
Company:

                                             Shares of Common Stock
                                               Beneficially Owned
Executive Officer                            as of January 31, 1994
Larry D. Haab                                          9,264
Charles W. Wells                                       7,885
Paul L. Lang, Senior Vice President                    2,236
J. Stephen Perry, Senior Vice President                1,151
Larry F. Altenbaumer, Senior Vice President
  and Chief Financial Officer                          3,241

    Except as indicated above, no director or any executive officer owns any other equity securities of the Company. No director or executive officer owns as much as one percent of the Common Stock. All executive officers and directors as a group own 78,751 shares of the Common Stock (less than one percent).
The nature of beneficial ownership for shares shown, unless otherwise indicated, is sole voting and investment power.

    Directors  of the Company who are not salaried  officers ("Outside
Directors") receive a retainer fee of $18,000  per year.   Outside  Directors
who also chair Board committees receive an additional $2,000 per year retainer. Outside Directors receive a grant of 600 shares of the Company's Common Stock on the date of each Annual Shareholders Meeting, representing payment in lieu of attendance-based fees for all Board and Committee meetings to be held during the subsequent one-year period. Outside Directors elected to the Board between Annual Shareholders Meetings are paid $850 for each Board and Committee meeting attended prior to the first Annual
Shareholders Meeting after their  election  to the  Board.   The Company has a
Retirement Plan for Outside Directors. Under this plan, each Outside Director who has attained age 65 and has served on the Board for a period of 60 or more consecutive months is eligible for annual retirement benefits at the rate of the annual retainer fee in effect when the director retires.
These benefits, at the discretion of the Board, may be extended to Outside Directors who have attained the age of 65 but not served on the Board for the specified period. The benefits are payable for a number of months equal to the number of months of Board service, subject to a maximum of 120 months, and cease upon the death of the retired Outside Director.

    Pursuant to the Company's Deferred Compensation Plan for Certain Directors, any director who is not a salaried officer or employee of the Company may elect to defer all or any portion of his or her fees until termination of his or her services as a director. Such deferred dollar amounts are converted into stock units representing shares of the Company's Common Stock with the value of each stock unit based upon the last reported sales price of such stock at the end of each calendar quarter. Additional credits are made to the participating director's account in dollar amounts equal to the dividends paid on the Common Stock which the director would have received if the director had been the record owner of the shares represented by stock units, and are converted into additional stock units. Upon termination of a participating director's services as a director, payment of his or her deferred fees is made in shares of Common Stock in an amount equal to the aggregate number of stock units credited to his or her
account.   Such payment is made in such number of annual installments as the
Company may determine beginning in the year following the year of termination.

Item 13.  Certain Relationships and Related Transactions

                        None.

                                 PART IV

Item 14.    Exhibits, Financial Statement Schedules, and  Reports on Form 8-K

 (a) Documents filed as part of this report.
       (1) Financial Statements:
                                                              Page in
                                                           Annual Report
                                                          to Stockholders*

           Report of Independent Accountants                    26
           Statements of Income for the three
              years ended December 31, 1993                     27
           Balance Sheets at December 31, 1993 and 1992         28
           Statements of Cash Flows for the three years
              ended December 31, 1993                           29
           Statements of Retained Earnings (Deficit) for
              the three years ended December 31, 1993           29
           Statements of Preferred and Preference Stock at
              December 31, 1993 and 1992                        30
           Statements of Long-Term Debt at December 31,
              1993  and 1992                                    31
           Notes to Financial Statements                      32 - 46

                                                         Page in Form 10-K

       (2) Financial Statement Schedules:

                    Report of Independent Accountants
                     on Financial Statement Schedules           43
              V     Utility                                   44 - 46
              VI    Accumulated Depreciation                  47 - 49
              VIII  Valuation and Qualifying Accounts         50 - 52
              X     Supplementary Income Statement Information  53


* Incorporated by reference from the indicated pages of the 1993 Annual Report.

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

        (3) Exhibits

        The exhibits filed with the Form 10-K are listed  in the Exhibit Index
        located elsewhere  herein.   All management  contracts  and  compen-
        satory plans or arrangements set forth in such list are marked with a ~.

  (b)   Reports on Form 8-K since September 30, 1993:

        A Current Report on Form 8-K, dated October 15, 1993, was filed reporting under Item 5, Other Events.

        A Current Report on Form 8-K, dated February 9, 1994, was filed reporting under Item 5, Other Events.

                                SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ILLINOIS POWER COMPANY
                                       (REGISTRANT)


                                       By  Larry D. Haab
                                           Larry D. Haab, Chairman, President
                                             and Chief Executive Officer

                                       Date:   March 30, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

   Signature                   Title                              Date

Larry  D.  Haab              Chairman,President, Chief
Larry D. Haab                  Executive Officer and Director
(Principal Executive Officer)

Larry F. Altenbaumer          Senior Vice President
Larry F. Altenbaumer            and Chief Financial Officer
Principal Financial Officer)

Alec G. Dreyer                Controller
Alec G. Dreyer
(Principal Accounting Officer)

Richard R. Berry
Richard R. Berry


Grover J. Hansen

Donald E. Lasater
Donald E. Lasater

Donald S. Perkins                                            March 30, 1994
Donald S. Perkins

Robert M. Powers
Robert M. Powers

Walter D. Scott
Walter D. Scott                       Director

Ronald L. Thompson
Ronald L. Thompson

Walter M. Vannoy
Walter M. Vannoy

Marilou von Ferstel
Marilou von Ferstel

Charles W. Wells
Charles W. Wells

John D. Zeglis
John D. Zeglis

Vernon K. Zimmerman
Vernon K. Zimmerman

                    Report of Independent Accountants on
                        Financial Statement Schedules



To the Board of Directors of
Illinois Power Company



Our audits of the financial statements referred to in our report dated February 9, 1994, appearing on page 26 of the 1993 Annual Report to Stockholders of Illinois Power Company (which report and financial statements are incorporated by reference in this Annual Report on Form 10-K), also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for income taxes.





\S\  Price Waterhouse

PRICE WATERHOUSE
One Boatmen's Plaza
St. Louis, Missouri

February  9, 1994

                                                        ILLINOIS POWER COMPANY

                                                    SCHEDULE  V  -  UTILITY PLANT
                             Balance at                                               Balance at
                            beginning of                          Other changes-       end of
                              period       Additions              add (deduct)-        Period
Classification          January  1, 1993   at  cost  Retirements   describe      December 31, 1993
                                                  (Millions of Dollars)
Electric -
  Intangible                   $   16.1   $   7.2       $   -      $    -          $    23.3
  Steam production                833.6      43.2         3.8      12.8 (1)            885.8
  Nuclear                       3,169.7      22.0           -      122.2 (1,4,&5)    3,313.9
  Hydraulic production                -         -           -           -                  -
  Internal combustion engine       19.5         -           -           -               19.5
  Transmission                    287.5       8.1         2.9      11.5 (1 & 4)        304.2
  Distribution                    842.1      54.2        11.8       5.5 (1)            890.0
  General                         173.2      41.2         6.5      (2.6)(1,4,&6)       205.3
  Plant held for future use        30.3      (1.5)        0.1           -               28.7
  Construction work in progress   176.9      41.8           -           -              218.7
       Total electric plant     5,548.9     216.2        25.1       149.4            5,889.4

Gas -
  Intangible                          -         -           -           -                  -
  Production                        4.3         -           -           -                4.3
  Underground storage              31.4      26.7         0.2         0.1(1)            58.0
  Local storage                       -         -           -           -                  -
  Transmission                     54.0      22.0         0.1         0.1(1)            76.0
  Distribution                    380.9      17.0         3.1         0.7(1)           395.5
  General                          18.0       2.0         0.9           -               19.1
  Plant held for future use         2.3         -         0.9           -                1.4
  Construction work in progress    31.7     (12.9)          -           -               18.8
  Gas stored underground (non-
     current)                      15.8         -           -         1.0(2 & 3)        16.8
       Total gas plant            538.4      54.8         5.2         1.9              589.9

                  TOTAL        $6,087.3   $ 271.0      $ 30.3     $ 151.3           $6,479.3

( ) Credit
(1) Gross-up to Plant ($162 million - Electric and $.9 million - Gas) for Net-of-Tax AFUDC in accordance with FAS 109.
(2) Transfer of ($2.7 million) from Gas Stored Underground (Noncurrent) to Underground Storage at the Hillsboro Storage Field.
(3) Transfer of $3.7 million from Inventory to Gas Stored Underground (Noncurrent) at the Hillsboro Storage Field.
(4) Transfer between accounts - Clinton Unitization [Nuclear - ($7.8 million), Transmission - $9.7 million, General Plant - ($1.9 million)]
(5) Includes ($11.6 million) deferred Clinton costs.
(6) Includes ($1 million) capital lease property.


                                                                 ILLINOIS POWER COMPANY

                                                          SCHEDULE V - UTILITY PLANT
                                 Balance at                                                  Balance at
                                beginning of                               Other changes -     end of
                                   period        Additions                  add (deduct) -     period
   Classification             January 1, 1992     at cost     Retirements    describe     December 31, 1992
                                                       (Millions of Dollars)
   Electric -
     Intangible                  $     15.3    $     .8        $   -         $    -       $     16.1
     Steam production                 823.5        13.0           2.9             -            833.6
     Nuclear                        3,173.0        (7.3)         (4.0)            -          3,169.7
     Hydraulic production              -            -              -              -              -
     Internal combustion engine        19.5         -              -              -             19.5
     Transmission                     283.7         4.0            .2             -            287.5
     Distribution                     804.5        43.9           6.3             -            842.1
     General                          169.8        16.7          13.3             -            173.2
     Plant held for future use          8.6         -              -           21.7 (1)         30.3
     Acquisition adjustment             3.9         -             3.9             -               -
     Construction work in progress      88.2      110.4            -          (21.7)(1)        176.9
          Total electric plant      5,390.0       181.5          22.6             -          5,548.9

   Gas -
     Intangible                        -            -              -              -               -
     Production                         6.2          .5            -           (2.4)(2)         4.3
     Underground storage               28.7          .5            .1           2.3 (3)        31.4
     Local storage                     -            -              -              -               -
     Transmission                      53.8          .6            .1          ( .3)(2)        54.0
     Distribution                     370.0        13.9           3.0             -           380.9
     General                           17.1         3.5           2.6             -            18.0
     Plant held for future use           .1         -              -            2.2 (2)         2.3
     Construction work in progress      13.8       17.9            -              -            31.7
     Gas stored underground (non-
        current)                        13.6        -              -            2.2 (3&4)      15.8
          Total gas plant              503.3       36.9           5.8           4.0           538.4

                 TOTAL            $  5,893.3   $  218.4    $  28.4   $     4.0          $  6,087.3

   ( )  Credit
   (1) Transfer of $21.7 million from CWIP to Plant held for future use due to suspended scrubber project.
   (2) Transfer of $2.2 million to Plant held for future use and $.5 million to Non-utility property from Production ($2.4 million) and Transmission Plan ($.3 million).
   (3) Transfer of $2.3 million from Gas stored underground (noncurrent) to Underground storage at the
        Hillsboro Storage Field.
   (4) Transfer of $4.5 million from Inventory to Gas stored underground (noncurrent) at the Hillsboro Storage
        Field.

                                                       ILLINOIS POWER COMPANY

                                                      SCHEDULE  V  -  UTILITY PLANT

                              Balance at                                                 Balance at
                             beginning of                              Other changes -    end of
                                period        Additions                 add (deduct)-     period
Classification             January 1, 1991     at cost    Retirements   describe       December 31, 1991
                                                     (Millions of Dollars)
Electric -
  Intangible                $         .6 $   14.7    $  -       $    -          $     15.3
  Steam production                 802.0     25.1        3.6         -               823.5
  Nuclear                        3,167.7      9.4        4.1         -             3,173.0
  Hydraulic production              -        -          -            -                -
  Internal combustion engine        19.4       .1       -            -                19.5
  Transmission                     287.8     (3.7)        .4         -               283.7
  Distribution                     771.5     40.7        7.7         -               804.5
  General                          153.4     18.3        3.2         -               169.8
  Plant held for future use          8.6     -          -             1.3 (1)          8.6
  Acquisition adjustment             3.9     -          -            -                 3.9
  Construction work in progress     70.9     17.3       -            -                88.2
       Total electric plant      5,285.8    121.9       19.0          1.3          5,390.0

Gas -
  Intangible                        -        -          -            -                -
  Production                         6.2     -          -            -                 6.2
  Underground storage               25.4      1.2         .1         2.2 (2)          28.7
  Local storage                     -        -          -            -                -
  Transmission                      52.8      1.2         .2         -                53.8
  Distribution                     359.1     14.4        3.5         -               370.0
  General                           16.2      1.1         .2         -                17.1
  Plant held for future use           .1     -          -            -                  .1
  Construction work in progress      6.8      7.0       -            -                13.8
  Gas stored underground (non-
    current)                        12.0      -         -            1.6 (2&3)        13.6
       Total gas plant             478.6     24.9        4.0         3.8             503.3

              TOTAL           $  5,764.4 $  146.8    $  23.0       $  5.1       $  5,893.3

( )    Credit
(1) Reflects acquisition of capital lease property - computers and computer equipment - and their subsequent amortization.
(2) Transfer of $2.2 million from Gas stored underground (noncurrent) to Underground storage at the Hillsboro Storage Field.
(3) Transfer of $3.8 million from Inventory to Gas stored underground (noncurrent) at the Hillsboro Storage Field.

                        ILLINOIS POWER COMPANY


                     SCHEDULE VI - ACCUMULATED DEPRECIATION

                                Balance at        Additions                                  Balance at
                               beginning of       charged to               Other changes -    end of
                                  period          cost and                 add (deduct) -     period
Classification               January 1, 1993      expenses    Retirements    describe       December 31, 1993
                                                  (Millions of Dollars)

Electric -
  Intangible                 $      5.7          $    3.3      $  -          $   -           $     9.0
  Steam production                498.3              21.3          5.0            7.9 (1)        522.5
  Nuclear                         496.1              87.7          0.4           24.6 (1&2)      608.0
  Hydraulic production             -                  -           -              -                 -
  Internal combustion engine       16.9               0.5         -              -                17.4
  Transmission                    144.7               4.8          2.6            1.0 (1)        147.9
  Distribution                    388.6              20.0         14.7            3.3 (1)        397.2
  General                          51.9               4.8 (3)      6.1            0.2 (1)         50.8
  Plant held for future use        -                  -           -              -                 -
  Acquisition adjustment           -                  -           -              -                 -
  Construction work in progress    -                  -           -              -                 -
       Total electric plant     1,602.2             142.4         28.8           37.0          1,752.8

Gas -
  Intangible                      -                   -           -              -                 -
  Production                        5.2               0.2         -              (2.2) (5)         3.2
  Underground storage              16.1               1.0          0.2            0.1  (1)        17.0
  Local storage                   -                   -           -              -                 -
  Transmission                     27.9               1.7         -              (0.2) (1&5)      29.4
  Distribution                    151.1              16.0         3.9             0.5  (1)       163.7
  General                           7.2               1.0 (4)     0.9            -                 7.3
  Plant held for future use       -                   0.1         0.8             1.9 (5)          1.2
  Construction work in progress   -                   -           -              -                 -
  Gas stored underground (non-
      current)                    -                   -           -              -                 -
       Total gas plant            207.5              20.0         5.8             0.1            221.8
             TOTAL           $  1,809.7        $    162.4     $  34.6        $   37.1       $  1,974.6

( ) Credit
(1) Includes Depreciation Reserve of $38.8 million (Electric) and $.7 million
    (Gas) associated with FAS 109 compliance.
(2) Includes $1.8 million associated with write-off of deferred Clinton costs.
(3) Includes provision of approximately $.5 million for transportation equipment harged to clearing accounts.
(4) Includes provision of approximately $.9 million for transportation equipment charged to clearing accounts.
(5) Transfer of $1.9 million in Accumulated Provision associated with reclassification of the Danville Propane Plant to Account 105 and $.6 million associated with Galesburg Propane Plant transfer to Account 121.

                                    ILLINOIS POWER COMPANY

                                    SCHEDULE VI - ACCUMULATED DEPRECIATION

                                      Balance at        Addition                                         Balance at
                                      beginning of      charged to                   Other changes -        end of
                                        period          cost and                     add (deduct) -         period
Classification                     January  1,  1992    expenses      Retirements       describe       December 31, 1992
                                                              (Millions of Dollars)
Electric -
  Intangible                          $      2.7       $    3.0       $   -          $   -            $      5.7
  Steam production                         481.7           20.4           3.8            -                 498.3
  Nuclear                                  406.5           88.0          (1.6)           -                 496.1
  Hydraulic production                      -              -              -              -                 -
  Internal combustion engine                16.5             .4           -              -                  16.9
  Transmission                             139.4            4.6          (.7)            -                 144.7
  Distribution                             378.1           19.0          8.5             -                 388.6
  General                                   60.5            4.3         12.9             -                  51.9
  Plant held for future use                 -              -              -              -                 -
  Acquisition adjustment                     3.9           -             3.9             -                 -
  Construction work in progress             -              -              -              -                 -
    Total electric plant                 1,489.3          139.7         26.8             -               1,602.2

Gas -
  Intangible                                -              -              -              -                 -
  Production                                 4.9             .2          (.1)            -                   5.2
  Underground storage                       15.4             .7           -              -                  16.1
  Local storage                             -              -              -              -                 -
  Transmission                              26.6            1.5           .2             -                  27.9
  Distribution                             139.7           15.7          4.3             -                 151.1
  General                                    8.5            1.0          2.3             -                   7.2
  Plant held for future use                 -              -              -              -                 -
  Construction work in progress             -              -              -              -                 -
  Gas stored underground (noncurrent)       -              -              -              -                 -
       Total gas plant                     195.1           19.1          6.7             -                207.5

             TOTAL                    $  1,684.4     $    158.8      $  33.5         $   -           $  1,809.7


( ) Credit

                                                  ILLINOIS POWER COMPANY

                                    SCHEDULE VI - ACCUMULATED DEPRECIATION

                                Balance at        Additions                                  Balance at
                               beginning of       charged to                Other changes -    end of
                                 period           cost and                  add (deduct) -     period
Classification              January  1,  1991     expenses     Retirements  describe         December 31, 1991
                                                      (Millions of Dollars)

Electric -
  Intangible                 $       .5          $      2.2    $    -         $   -            $     2.7
  Steam production                460.6                26.7         5.6           -                481.7
  Nuclear                         322.8                88.0         4.3           -                406.5
  Hydraulic production             -                  -            -              -                  -
  Internal combustion engine       15.7                  .8        -              -                 16.5 -
  Transmission                    130.3                 8.0       ( 1.1)          -                139.4
  Distribution                    361.0                26.0         8.9           -                378.1
  General                          57.2                 6.1         2.8           -                 60.5
  Plant held for future use        -                  -            -              -                 -
  Acquisition adjustment            3.9               -            -              -                  3.9
  Construction work in progress    -                  -            -              -                 -
    Total electric plant        1,352.0               157.8        20.5           -              1,489.3

Gas -
  Intangible                       -                  -            -              -                 -
  Production                        4.6                  .3        -              -                  4.9
  Underground storage              15.0                  .6          .2           -                 15.4
  Local storage                    -                  -            -              -                 -
  Transmission                     24.6                 1.5      (   .5)          -                 26.6
  Distribution                    129.3                15.2         4.8           -                139.7
  General                           7.8                  .8          .1           -                  8.5
  Plant held for future use        -                  -            -              -                 -
  Construction work in progress    -                  -            -              -                 -
  Gas stored underground (non-
     current)                      -                  -            -              -                 -
       Total gas plant            181.3                18.4         4.6           -                195.1

             TOTAL           $  1,533.3          $    176.2     $  25.1    $      -           $  1,684.4

( ) Credit

                                                  ILLINOIS POWER COMPANY

                                  SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS


____________________________________________________________________________________

                                                                        Additions
                                            Balance at                       Charged to                 Balance at
                                           beginning of      Charged to         other                      end of
                                              period          cost and        accounts-   Deductions-      period
     Description                        January  1, 1993      expenses         describe     describe    December 31, 1993

                                                          (Millions of Dollars)

Reserve deducted in the balance sheet
  from the asset to which it applies -


     Nonutility property-Depreciation        $  1.7           $  0.8             $  -       $(0.1)        $  2.6


     Uncollectible accounts                  $  4.0           $  5.9             $  -       $ 5.9         $  4.0

                                                  ILLINOIS POWER COMPANY

                                    SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS


________________________________________________________________________________________
                                                        Additions
                                        Balance at                  Charged to                  Balance at
                                       beginning of    Charged to      other                      end of
                                          period        cost and     accounts-   Deductions-       period
     Description                     January  1, 1992   expenses     describe     describe     December 31, 1992
                                                          (Millions of Dollars)

Reserve deducted in the balance sheet
  from the asset to which it applies -


     Nonutility property-Depreciation      $  1.7       $   .1        $  -       $   .1        $  1.7


     Uncollectible accounts                $  6.5       $  3.6        $  -       $  6.1 (1)    $  4.0




(1) Includes $2.5 million reduction to the reserve for uncollectible accounts.

                                                ILLINOIS POWER COMPANY

                                      SCHEDULE  VIII - VALUATION AND QUALIFYING ACCOUNTS


_______________________________________________________________________________________

                                                           Additions
                                           Balance at                 Charged to                    Balance at
                                          beginning of    Charged to    other                          end of
                                             period        cost and    accounts-   Deductions-         period
        Description                    January 1, 1991     expenses     describe     describe      December 31, 1991

                                               (Millions of Dollars)

Reserve deducted in the balance sheet
  from the asset to which it applies -


     Nonutility property-Depreciation      $  1.6         $   .1        $   .1       $   .1        $  1.7



     Uncollectible accounts                $  6.5         $  8.3        $  -         $  8.3        $  6.5



                                            ILLINOIS POWER COMPANY


                          SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

__________________________________________________________________________________


Supplementary Income Statement Information

    Following is a tabulation of taxes, other than income taxes charged to expense for the three year period ended 1993


                                                  December 31,
                                             1993     1992    1991
                                              (Millions of Dollars)
Taxes, Other Than Income Taxes
(General Taxes),
  Charged to Operating Expenses:
     Real Estate                              $ 25.8   $ 20.6  $ 23.2
     Illinois Public Utility                    45.6     47.5    48.3
     Tax on Invested Capital                    28.9     30.0    31.5
     Payroll                                    17.5     16.3    15.0
     Other                                      17.4     16.9    16.1
                                               135.2    131.3   134.1


     Less-charged to other income & balance
        sheet accounts                           9.6      9.1     8.4
           Total per Statement of Income      $125.6   $122.2  $125.7

                                Exhibit Index
Exhibit                     Description                            Page Number

 3(a)       Restated Articles of Incorporation, as amended
            through April 19, 1984.  Filed as Exhibit 19 to
            the Quarterly Report on Form 10-Q under the
            Securities Exchange Act of 1934 for the quarter
            ended June 30, 1984.  (File No. 1-3004)                    *

 3(b)       Amendment to the Restated Articles ofIncorporation
            of the Company, dated April 19, 1989.  Filed as
            Exhibit 19 to the Quarterly Report on Form 10-Q
            under the Securities Exchange Act of 1934 for the
            quarter ended March 31, 1989.  (File No. 1-3004).          *

 3(c)       Statement of Resolution Establishing Series
            of Cumulative Preferred Stock, Adjustable Rate
            Series B, dated April 29, 1985.  Filed as Exhibit
            4(b) to the Quarterly Report on Form 10-Q for the
            quarter ended March 31, 1985.  Registration
            No. 2-90809.                                               *

 3(d)       Statement of Resolution Establishing Series of
            8.52% Cumulative Preferred Stock, dated February
            20, 1986.  Filed as Exhibit 4(b) to the Current
            Report on Form 8-K dated February 18, 1986.
            Registration No. 33-2867.                                  *

 3(e)       Statement of Resolution Establishing Series of
            8.00% Cumulative Preferred Stock, dated December
            18, 1986. Registration No. 33-10683.  Filed as
            Exhibit 3(f) to the Annual Report on Form 10-K
            under the Securities Exchange Act of 1934 for
            the year ended December 31, 1986.                          *

 3(f)       By-laws of the Company, as amended through
            April 14, 1993.   Filed as Exhibit 3(g) to the
            Quarterly Report on Form 10-Q for the quarter
            ended March 31, 1993.                                      *

                                    - 54 -



                          Exhibit Index (Continued)
Exhibit                         Description                        Page Number

 3(g)       Statement of Resolution Establishing Series of
            7.75% Cumulative Preferred Stock, dated June 9, 1993.      63

 4(a)       Mortgage and Deed of Trust dated November 1,
            1943.  Filed as Exhibit 2(b) Registration
            No. 2-14066.                                                *

 4(b)       Supplemental Indenture dated October 1, 1966.
            Filed as Exhibit 2(i) Registration No. 2-27783.             *

 4(c)       Supplemental Indenture dated October 1, 1971.
            Filed as Exhibit 2(r) Registration No. 2-59465.             *

  4(d)      Supplemental Indenture dated May 1, 1974.  Filed
            as Exhibit 2(v) Registration No. 2-51674.                   *

  4(e)      Supplemental Indenture dated May 1, 1977.  Filed
            as Exhibit 2(w) Registration No. 2-59465.                   *

  4(f)      Supplemental  Indenture dated  July  1,  1979.
            Filed as Exhibit 2 to the Quarterly Report on Form
            10-Q under the Securities Exchange Act of 1934 for the
            quarter ended June 30, 1979.                                *

  4(g)      Supplemental Indenture dated  March  1,  1985.
            Filed as exhibit 4(a) to the Quarterly Report on Form
            10-Q under the Securities Exchange Act of 1934
            for the quarter ended March 31, 1985 (File No. 1-3004).     *

   4(h)     Supplemental Indenture No. 1 dated February  1,
            1987, providing for $25,000,000 principal amount of
            7 5/8% First Mortgage Bonds, Pollution Control Series F,
            due December 1, 2016.  Filed as Exhibit 4(ii) to the
            Annual Report on Form 10-K under the Securities Exchange
            Act of 1934 for the year ended December 31,
            1986 (File No. 1-3004).                                     *

                                      - 55 -


                  Exhibit Index (Continued)
Exhibit                      Description                            Page Number

  4(i)  Supplemental Indenture No. 2 dated February  1, 1987, providing for $50,000,000 principal amount of 7 5/8%
        First Mortgage Bonds, Pollution Control Series G,
        due December 1, 2016.  Filed as Exhibit 4(jj) to the
        Annual Report on Form 10-K under the Securities
        Exchange Act of 1934 for the year ended December 31,
        1986 (File No. 1-3004).                                              *

  4(j)  Supplemental Indenture No. 3 dated February  1, 1987, providing for $75,000,000 principal amount of 7 5/8%
        First Mortgage Bonds, Pollution Control Series H,
        due December 1, 2016.  Filed as Exhibit 4(kk) to the
        Annual Report on Form 10-K under the Securities
        Exchange Act of 1934 for the year ended December 31,                 *

 4(k)   Supplemental Indenture dated July 1, 1987,
        providing for $33,755,000 principal amount of
        8.30% First Mortgage Bonds, Pollution Control
        Series I, due April 1, 2017.  Filed as Exhibit 4(ll)
        to  the  Annual  Report  on  Form  10-K  under  the Securities and Exchange Act of 1934 for the year ended
        December 31, 1987 (File No. 1-3004).                                 *

 4(l)   Supplemental Indenture dated December 13, 1989,
        providing for $300,000,000 principal amount of
        Medium-Term Notes, Series A. Filed as Exhibit 4
        (nn) to the Annual Report on Form 10-K under the
        Securities and Exchange Act of 1934 for the year
        ended December 31, 1989. (File No. 1-3004).                          *

  4(m)  Supplemental  Indenture dated  July  1,  1991,
        providing for $84,710,000 principal amount of 7 3/8% First
        Mortgage Bonds due July 1, 2021.  Filed as Exhibit
        4(mm) to the Annual Report on Form 10-K under the
        Securities and Exchange Act of 1934 for the year
        ended December 31, 1991 (File No. 1-3004).                           *

4(n)    Supplemental Indenture No. 1 dated June 1, 1992. Filed
        as Exhibit 4(nn) to the Quarterly Report on Form 10-Q for
        the quarter ended June 30, 1992 (File No. 1-3004).                   *


                                    Exhibit Index (Continued)
Exhibit                        Description                           Page Number

4(o)     Supplemental Indenture No. 2 dated June 1, 1992. Filed as
         Exhibit 4(oo) to the Quarterly Report on Form  10-Q for the
         quarter ended June 30, 1992 (File No. 1-3004).                      *

 4(p)    Supplemental Indenture No. 1 dated July 1, 1992. Filed as
         Exhibit 4(pp) to the Quarterly Report on Form  10-Q for the
         quarter ended June 30, 1992 (File No. 1-3004).                      *

 4(q)    Supplemental Indenture No. 2 dated July 1, 1992. Filed as
         Exhibit 4(qq) to the Quarterly Report on Form  10-Q for the
         quarter ended June 30, 1992 (File No. 1-3004).                      *

 4(r)    Supplemental Indenture dated September 1, 1992,
         providing for $72,000,000 principal amount of 6 1/2%
         First Mortgage Bonds due September 1, 1999.  Filed
         as Exhibit 4(rr) to the Quarterly Report on Form 10-Q
         for the quarter ended September 30, 1992 (File No. 1-3004).         *

  4(s)   General Mortgage Indenture and Deed of Trust dated as of
         November  1, 1992.  Filed as Exhibit 4(cc) to the Annual
         Report  on  Form  10-K  under  the  Securities  and Exchange
         Act of 1934 for the year ended December 31, 1992
         (File No. 1-3004).                                                  *

  4(t)   Supplemental Indenture dated February 15, 1993, to
         Mortgage and Deed of Trust dated November 1, 1943.
         Filed as Exhibit 4(dd) to the Annual Report on Form
         10-K under the Securities and Exchange Act of 1934
         for the year ended December 31, 1992 (File No. 1-3004).             *

  4(u)   Supplemental Indenture dated February 15, 1993, to
         General Mortgage Indenture and Deed of Trust dated as of
         November  1, 1992.  Filed as Exhibit 4(ee) to the Annual
         Report on Form 10-K under the Securities and Exchange
         Act of 1934 for the year ended December 31, 1992
         (File No. 1-3004).                                                  *

                                       - 57 -


                                  Exhibit Index (Continued)
Exhibit                   Description                                Page Number

  4(v)  Supplemental Indenture No. 1 dated  March  15, 1993, to
        Mortgage and Deed of Trust dated November 1, 1943.
        Filed as Exhibit 4(ff) to the Annual Report on Form
        10-K under the Securities and Exchange Act of 1934
        for  the year ended December 31, 1992 (File No. 1-3004).         *

  4(w)  Supplemental Indenture No. 1 dated  March  15, 1993, to
        General Mortgage Indenture and Deed of Trust dated as of
        November  1, 1992.  Filed as Exhibit 4(gg) to the Annual
        Report on Form 10-K under the Securities and Exchange
        Act of 1934 for the year ended December 31, 1992
        (File No. 1-3004).                                              *

  4(x)  Supplemental Indenture No. 2 dated  March  15, 1993, to
        Mortgage and Deed of Trust dated November 1, 1943.
        Filed as Exhibit 4(hh) to the Annual Report on Form
        10-K under the Securities and Exchange Act of 1934
        for the year ended December 31, 1992 (File No. 1-3004).         *

  4(y)  Supplemental Indenture No. 2 dated  March  15, 1993, to
        General Mortgage Indenture and Deed of Trust dated as of
        November  1, 1992.  Filed as Exhibit 4(ii) to the Annual
        Report  on Form 10-K under the Securities  Exchange Act
        of 1934 for the year ended December 31, 1992
        (File No. 1-3004).                                              *

4(z)    Supplemental Indenture dated July 15, 1993, to Mortgage
        and Deed of Trust dated November 1, 1943.  Filed as
        Exhibit 4(jj) to the Quarterly Report on Form  10-Q for
        the quarter ended June 30, 1993 (File No. 1-3004).              *

4(aa)   Supplemental Indenture dated July 15, 1993, to
        General Mortgage Indenture and Deed of Trust dated as
        of November 1, 1992.  Filed as Exhibit 4(kk) to the
        Quarterly Report on Form 10-Q for the quarter ended
        June 30, 1993 (File No. 1-3004).                               *


                                                 Exhibit Index (Continued)
Exhibit                     Description                              Page Number

4(bb)   Supplemental Indenture dated August 1, 1993, to
        Mortgage and Deed of Trust dated November 1,
        1943.   Filed  as  Exhibit 4(ll) to  the  Quarterly Report
        on Form 10-Q for the quarter ended June 30, 1993
        (File No. 1-3004).                                                   *

4(cc)   Supplemental Indenture dated August 1, 1993, to
        General Mortgage Indenture and Deed of Trust dated
        as of November 1, 1992.  Filed as Exhibit 4(mm) to the
        Quarterly Report on Form 10-Q for the quarter ended
        June 30, 1993 (File No. 1-3004).                                     *

4(dd)   Supplemental Indenture dated October 15, 1993, to
        Mortgage and Deed of Trust dated November 1, 1943.
        Filed as Exhibit 4(nn) to the Quarterly Report on Form
        10-Q for the quarter ended September 30, 1993.
        (File No. 1-3004).                                                   *

4(ee)   Supplemental Indenture dated October 15, 1993, to
        General Mortgage Indenture and Deed of Trust dated
        as of November 1, 1992.  Filed as Exhibit 4(oo) to the
        Quarterly Report on Form 10-Q for the quarter ended
        September 30, 1993.                                                  *

4(ff)   Supplemental Indenture dated November 1, 1993, to
        Mortgage and Deed of Trust dated November 1, 1943.
        Filed as Exhibit 4(pp) to the Quarterly Report on
        Form 10-Q for the quarter ended September 30, 1993
        (File No. 1-3004).                                                   *

4(gg)   Supplemental Indenture dated November 1, 1993, to
        General Mortgage Indenture and Deed of Trust dated
        as of November 1, 1992.  Filed as Exhibit 4(qq) to the
        Quarterly Report on Form 10-Q for the quarter ended
        September 30, 1993 (File No. 1-3004).                                *

4(hh)   Supplemental Indenture dated February 1, 1994, to
        Mortgage and Deed of Trust dated November 1, 1943.                  65



                                             Exhibit Index (Continued)
Exhibit                  Description                               Page Number

10(a)   Group Insurance Benefits for Managerial Employees of
        Illinois Power Company as amended January 1, 1983.
        Supersedes the Group Insurance Benefits for
        Managerial Employees of Illinois Power Company as
        amended April 1, 1980 and filed as Exhibit 10(a)
        to the Annual Report on Form 10-K under the
        Securities Exchange Act of 1934 for the year
        ended December 31, 1983 (File No. 1-3004).~                     *

10(b)  Illinois Power Company Deferred Compensation Plan
       for Certain Directors, as amended April 10, 1991. Filed
       as Exhibit 10(b) to the Annual Report on Form 10-K under
       the Securities Exchange Act of 1934 for the year ended
       December 31, 1991 (File No. 1-3004).~                           *

10(c)  Illinois Power Company Incentive Savings Trust
       and Illinois Power Company Incentive Savings
       Plan and Amendment I thereto.  Filed as Exhibit
       10(d) to the Annual Report on Form 10-K under
       the Securities Exchange Act of 1934 for the
       year ended December 31, 1984 (File No. 1-3004).~               *

10(d)  Illinois Power Company Director Emeritus Plan
       for Outside Directors.  Filed as Exhibit 10(e)
       to the Annual Report on Form 10-K under the
       Securities Exchange Act of 1934 for the year
       ended December 31, 1989 (File No. 1-3004).~                    *

10(e)  Description of Illinois Power Company's
       Executive Incentive Compensation Plan.  Filed
       as Exhibit 10(f) to the Annual Report on Form
       10-K under the Securities Exchange Act of
       1934 for the year ended December 31, 1989
       (File No. 1-3004).~                                           *

                                       - 60 -


                                          Exhibit Index (Continued)
Exhibit                        Description                         Page Number

10(f)   Illinois Power Company Employee Retention
        Plan and Agreement.  Filed as Exhibit 10(g) to
        the Annual Report on Form 10-K under the
        Securities Exchange Act of 1934 for the year
        ended December 31, 1989 (File No. 1-3004).~                     *

10(g)   Illinois Power Company Incentive Savings Plan,
        as amended and restated effective January 1, 1991.
        Filed as Exhibit 10(h) to the Annual Report on
        Form 10-K under the Securities Exchange Act of
        1934 for the year ended December 31, 1990
        (File No. 1-3004).~                                            *

10(h)   Illinois Power Company Stock Plan for Outside
        Directors as amended and restated by the Board of
        Directors on April 9, 1992 and as further amended
        April 14, 1993.                                               71

10(i)   Retirement and Consulting Agreement entered into
        as of June 1, 1991 between Illinois Power Company
        and Wendell J. Kelley.  Filed as Exhibit 10(i) to the
        Annual Report on Form 10-K under the Securities
        Exchange Act of 1934 for the year ended December
        31, 1991 (File No. 1-3004).~                                  *

10(j)   Illinois Power Company Retirement Plan for Outside
        Directors, as amended through December 11, 1991.
        Filed as Exhibit 10(j) to the Annual Report on Form
        10-K under the Securities Exchange Act of 1934 for
        the year ended December 31, 1991 (File No. 1-3004).~          *

10(k)   Illinois Power Company 1992 long-term Incentive
        Compensation Plan.  Filed as Exhibit 10(k) to the
        Quarterly Report on Form 10-Q for the quarter ended
        March 31, 1992 (File No. 1-3004).~                            *

                                    Exhibit Index (Continued)
Exhibit                 Description                              Page Number

10(l)   Illinois Power Company Executive Deferred
        Compensation Plan                                             73

12      Computation of ratio of earnings to fixed
        charges.                                                      92

13      Illinois Power Company 1993 Annual Report.                    93

21      Subsidiaries of Illinois Power Company.                      125

23      Consent of Independent Accountants.                          126
_____________________________

*   Incorporated herein by reference.

~   Management contract and compensatory plans or arrangements.

Exhibit 3(g)

          Extract From Minutes of a Meeting of the
        Board of Directors of Illinois Power Company
                      Held June 9, 1993


     RESOLVED, that pursuant to the authority vested in the Board of Directors under the terms and provisions of Article V of the Restated Articles of Incorporation of the Company, there is hereby established, as a series of the authorized Serial Preferred Stock, $50 par value, of the Company, a series to be known and designated as 7.75% Cumulative Preferred Stock (such series being herein called the "New Preferred Stock"), the relative rights and preferences of which, in addition to those applicable to all Serial Preferred Stock as class, as stated in said Article V, are hereby fixed and determined as follows:

     (a)  The number of shares constituting the new
          Preferred Stock shall be 870,000.

     (b)  The annual dividend rate on the New Preferred
          Stock shall be $3.875 per share in cash, and no more, and the date from which dividends on all shares of the New Preferred Stock issued prior to the record date for the first dividend payment on the new Preferred Stock shall be cumulative shall be the date of issue thereof.

     (c) The New Preferred Stock is not redeemable prior to July 1, 2003. On or after July 1, 2003, the new Preferred Stock shall be redeemable, in whole or in part, at the option of the Company. The redemption price for the New Preferred Stock (exclusive of accrued and unpaid dividends), to be paid in cash, shall be $50 per share.

     (d)  The amount payable to the holders of the New
          Preferred Stock upon voluntary or involuntary dissolution, liquidation or winding up of the affairs of the Company or upon any distribution of its capital shall be at the rate of $50 per share in cash (exclusive of accrued and unpaid dividends).

     RESOLVED, that in light of the possibility that the Company's balance of retained earnings may become negative as a result of recording additional losses due to adverse decisions with respect to the Illinois Commerce Commission's August 7, 1992 rate order on appeal, there be and hereby is declared out of retained earnings of the Company a $.4317 per share dividend on the New Preferred Stock, when and if such New Preferred Stock is issued, payable on August 1, 1993, and a $.96875 per share payable dividend on the New Preferred Stock, payable on each of November 1, 1993,
February 1, 1994 and May 1, 1994, to holders of record at the close of business on the applicable record dates in proportion to their respective holdings; provided, however, that payment is contingent on satisfaction, at the time of payment, of the financial tests set forth in the Illinois Commerce Commission Order dated March 24, 1993 in Docket 92-
0415 authorizing payment of dividends on the Company's outstanding Preferred and Common Stock in the event that the Company's retained earnings are insufficient to pay such dividends with respect to the aggregate amount of dividends on outstanding Preferred Stock and Common Stock to be paid at each payment date, including the dividends declared hereby and payment being otherwise lawful at the time made;
and provided further, that if any such payment of dividends on new Preferred Stock cannot be made on each respective dividend payment date set forth above, then the payment of each such dividend shall be deferred until the earliest date on which such dividends may be paid, and in the event of such deferral, any payment in arrears shall be made to holders of record on the applicable record date which is related to the scheduled dividend payment date on which payment is made.



     I, LEAH MANNING STETZNER, Vice President, General Counsel and Corporate Secretary of ILLINOIS POWER COMPANY, do hereby certify that the foregoing is a true and correct copy of a certain resolution duly adopted by the Board of Directors of said Company at a meeting of said Board duly convened and held on the 9th day of June, 1993 at which meeting a quorum of said Board was present and voting throughout, and that said resolution has not been altered or amended and is in full force and effect on the date hereof.

     IN WITNESS WHEREOF, I have hereunto set my hand and affixed the corporate seal of said Illinois Power Company this 9th day of June, 1993.







                                             Secretary

Exhibit 4(hh)





                    ILLINOIS POWER COMPANY


                             TO


               HARRIS TRUST AND SAVINGS BANK,

                         as Trustee







                   SUPPLEMENTAL INDENTURE

                   Dated February 1, 1994

                             TO

                 Mortgage and Deed of Trust

                   Dated November 1, 1943

     Supplemental Indenture, dated the first day of February, Nineteen hundred and ninety-four (1994)
(hereinafter referred to as the "Supplemental Indenture"), made by and between ILLINOIS POWER COMPANY, a corporation organized and existing under the laws of the State of Illinois (hereinafter called the "Company"), party of the first part, and HARRIS TRUST AND SAVINGS BANK, a corporation organized and existing under the laws of the State of Illinois (hereinafter called the "Trustee"), as a Trustee under the mortgage and Deed of Trust dated November
1, 1943, hereinafter mentioned, party of the second part;

     WHEREAS, the Company has heretofore executed and delivered its Mortgage and Deed of Trust dated November 1, 1943 (hereinafter referred to as the "Original Indenture"), to the Trustee, for the security of the First Mortgage Bonds of the Company issued and to be issued thereunder
(hereinafter called the "Bonds"); and

     WHEREAS, pursuant to the terms and provisions of the Original Indenture there were created and authorized by various Supplemental Indentures First Mortgage Bonds of various series, including a series known as First Mortgage Bonds, Pollution Control Series K ("Pollution Control Series K Bonds") which was created and authorized by Supplemental Indenture No. 1 dated June 1, 1992 ("Supplemental Indenture No. 1 of June 1, 1992") and

     WHEREAS, the Pollution Control Series K Bonds were duly issued under and secured by the Indenture and Supplemental Indenture No. 1 of June 1, 1992 in the aggregate principal amount of $35,615,000, bearing interest at a rate of seven and three-tenths per cent (7.30%) per annum; and

     WHEREAS, the Company deems it advisable that Supplemental Indenture No. 1 of June 1, 1992 be amended as herein provided, and the holder of the outstanding Pollution Control Series K Bonds has duly consented to this amendment and the execution of this Supplemental Indenture and has delivered to the Trustee an instrument duly setting forth such consent;

     WHEREAS, the Company, in the exercise of the powers and authority conferred upon and reserved to it under the provisions of the Original Indenture, and pursuant to appropriate resolutions of the Board of Directors, has duly resolved and determined to make, execute and deliver to the Trustee a Supplemental Indenture in the form hereof for the purposes herein provided; and

     WHEREAS, all conditions and requirements necessary to make this Supplemental Indenture a valid, binding and legal instrument have been done, performed and fulfilled and the execution and delivery hereof have been in all respects duly authorized;

     NOW, THEREFORE, THIS INDENTURE WITNESSETH:

     THAT Illinois Power Company, in consideration of the purchase and ownership from time to time of the Bonds and the service by the Trustee, and its successors, under the Original Indenture and of One Dollar to it duly paid by the Trustee at or before the ensealing and delivery of these presents, the receipt whereof is hereby acknowledged, hereby covenants and agrees to and with the Trustee and its successors in the trust under the Original Indenture, for the benefit of those who shall hold the Bonds and coupons, if any, appertaining thereto, as follows:




                         ARTICLE I.

 AMENDMENT TO SUPPLEMENTAL INDENTURE NO. 1 OF JUNE 1, 1992.

SECTION 1. Wherever in Supplemental Indenture No. 1 of June 1, 1992 reference is made to interest on the Pollution Control Series K Bonds at the rate of seven and tree-tenths per cent (7.30%) per annum, Supplemental Indenture No. 1 of June 1, 1992 is hereby amended to read "five and seven-tenths per cent (5.70%)" in lieu of "seven and three-tenths per cent (7.30%)" in each and every place where the term "seven and three-tenths per cent (7.30%)" shall occur.


                         ARTICLE II.

                  MISCELLANEOUS PROVISIONS.

     SECTION 1. Except as amended by this Supplemental Indenture, all of the provisions of the Indenture and Supplemental Indenture No. 1 of June 1, 1992 shall remain in full force and effect, and from and after the effective date of this Supplemental Indenture shall be deemed to have been amended as herein set forth.

     SECTION 2.  This Supplemental Indenture may be
simultaneously executed in any number of counterparts, each of which when so executed shall be deemed to be an original;
but such counterparts shall together constitute but one and the same instrument.

     IN WITNESS WHEREOF, said Illinois Power Company has caused this Supplemental Indenture to be executed on its behalf by its Chairman and President, one of its Executive
Vice Presidents, one of its Senior Vice Presidents or one of its Vice Presidents and its corporate seal to be hereto affixed and said seal and this Indenture to be attested by its Secretary or one of its Assistant Secretaries; and said
Harris Trust and Savings Bank, in evidence of its acceptance of the trust hereby created, has caused this Indenture to be executed on its behalf by its President or one of its Vice
Presidents and its corporate seal to be hereto affixed and said seal and this Indenture to be attested by its secretary or one of its Assistant Secretaries; all as of the first day of February, one thousand nine hundred and ninety-four.


                              ILLINOIS POWER COMPANY

(CORPORATE SEAL)              BY__\s\ LARRY F. ALTENBAUMER
                              Senior Vice President and
Chief                                        Financial
Officer


ATTEST:

__\s\__Gary B. Pasek _________
             Assistant Secretary




                              HARRIS TRUST AND SAVINGS BANK,
Trustee

(CORPORATE SEAL)              BY__\s\_J. Bartoline_______________
                                        Vice President



ATTEST:

__\s\_D. G. Donovan_______

STATE OF ILLINOIS      )      SS.:
COUNTY OF MACON   )

     BE IT REMEMBERED, that on this 27th day of January, 1994, before me, the undersigned Anita F. Ricker, a Notary public within and for the County and State aforesaid, personally came L. F. Altenbaumer, Senior Vice President and Chief Financial Officer, and G. B. Pasek, Assistant Secretary, of Illinois Power Company, a corporation duly organized, incorporated and existing under the laws of the State of Illinois, who are personally known to me to be such officers, and who are personally know to me to be the same persons who executed as such officers the within instrument of writing, and such persons duly acknowledged that they signed, sealed and delivered the said instrument as their free and voluntary act as such Vice President and Assistant Secretary, respectively, and as the free and voluntary act of said Illinois Power Company for uses and purposes therein set forth.

     IN WITNESS WHEREOF, I have hereunto subscribed my name and affixed my official seal on the day and year last above written.


                              __\s\  Anita S. Ricker___

                              Notary Public, Macon County,
Illinois

My Commission Expires on June 28, 1997.

(NOTARIAL SEAL)




STATE OF ILLINOIS       )   SS.:
COUNTY OF COOK          )

     BE IT REMEMBERED, that on this 26th day of January, 1994, before me, the undersigned Marianne Cody, a Notary
Public within and for the County and State aforesaid, personally came J. Bartolini, Vice President, and D. G.
Donovan, Assistant Secretary, of Harris Trust and Savings
Bank, a corporation duly organized, incorporated and existing under the laws of the State of Illinois, who are personally known to me to be the same persons who executed as such officers the within instrument of writing, and such persons duly acknowledged that they signed, sealed and delivered the said instrument as their free and voluntary act as such Vice President and Assistant Secretary, respectively, and as the free and voluntary act of said
Harris Trust and Savings Bank for the uses and purposes therein set forth.

     IN WITNESS WHEREOF, I have hereunto subscribed my name and affixed my official seal on the day and year last above written.


                         _______\s\  Marianne Cody______________
                         Notary Public, Cook County, Illinois

My Commission Expires on May 29, 1997.

(NOTARIAL SEAL)


Return to:                              This Instrument was prepared by

     ILLINOIS POWER COMPANY        SCHIFF, HARDIN & WAITE
     Real Estate Dept. F-14        7200 Sears Tower
     500 S. 27th Street            Chicago, IL  60606
     Decatur, IL  62525

Exhibit 10(h)



                   ILLINOIS POWER COMPANY
              STOCK PLAN FOR OUTSIDE DIRECTORS
            As Amended and Restated April 9, 1992
            And As Further Amended April 14, 1993


1.   HISTORY AND PURPOSE

     The Stock Plan for Outside Directors (the "Plan") was established by Illinois Power Company (The "Company") to increase the stock ownership interests of directors in the Company and thereby provide further incentive to directors to work toward the long-term best interests of the Company and its shareholders. The following provisions constitute an amendment, restatement and continuation of the Plan as in effect immediately prior to April 9, 1992, the "Effective Date" of the Plan as set forth herein.

2.   ELIGIBILITY

     Only outside directors of the Company (i.e., directors who are not officers or employees of the Company or any of its subsidiaries or affiliates) are eligible to participate in the Plan.

3.   GRANT OF STOCK

     Each outside director elected to the Board of Directors of the Company (the "Board") at each annual shareholders meeting of the Company (beginning with the 1993 annual shareholders meeting) shall receive 600 shares of common stock of the Company as soon as practicable after such meeting.

     Such shares shall be obtained from one or both of the following sources:

     (a) Shares may be purchased on the open market for the accounts of directors by a broker selected by the chief financial officer of the Company, or his delegate. If shares are obtained in accordance with this paragraph 3(a), they shall be transferred directly to the director, and shall not be transferred to or held by the Company. The cost of obtaining such shares shall be paid by the Company.

     (b) Treasury shares may be used, to the extent permitted by applicable law.

     The shares so transferred represent payment for all
     Board and committee  meetings to be held during the one-
     year period prior to the next annual    shareholders
     meeting. Nothing in this paragraph 3 shall be construed to prevent the Board from awarding cash meeting fees to any
     outside   director, which cash fees shall be in addition to
     the amounts granted to   the outside directors in accordance
     with the other provisions of this  paragraph 3.

     Outside directors elected to the Board between annual shareholders meetings shall be paid in cash for attendance at meetings prior to the first annual shareholders meeting after their election to the Board.

4.   ADJUSTMENT TO SHARES

     In the event of any change in the outstanding shares of
     the common stock of the Company by reason of any stock
     dividend, split, reverse split,    spin-off,
     recapitalization, merger, consolidation, combination,
     exchange of    shares or other similar change, the number of
     shares of stock to be    awarded to each director under the
     Plan shall be equitably adjusted by     the Board.

5.   AMENDMENT

     The Plan may be amended by the Board, except that, to the extent necessary to comply with Rule 16b-
     3(c)(2)(ii), issued pursuant to the Securities Exchange Act of 1934, the provisions of the Plan may not be amended more than once in any six month period, other than to comport with changes in the Employee Retirement
     Income Security Act of 1974, as amended, or the Internal Revenue Code, as amended, and applicable regulations thereunder.

Exhibt 10(1)













                     ILLINOIS POWER COMPANY
              EXECUTIVE DEFERRED COMPENSATION PLAN

                       TABLE OF CONTENTS

SECTION 1                                                     -1-
          General                                             -1-
               1.1.  Purpose                                  -1-
               1.2.  Effective Date                           -1-
               1.3.  Related Companies and Employers          -1-
               1.4.  Administration                           -1-
               1.5.  Plan Year                                -1-
               1.6.  Applicable Laws                          -1-
               1.7.  Gender and Number                        -1-
               1.8.  Notices                                  -2-
               1.9.  Form and Time of Elections               -2-
               1.10. Benefits Under Qualified Plans           -2-
               1.11. Evidence                                 -2-
               1.12. Action by Employers                      -2-
               1.13. Defined Terms                            -2-

SECTION 2                                                     -2-
          Participation                                       -2-
               2.1.  Participant                              -2-
               2.2.  Deferral Election                        -3-
               2.3.  Compensation                             -4-
               2.4.  Plan Not Contract of Employment          -4-

SECTION 3                                                     -4-
          Plan Accounting                                     -4-
               3.1.  Accounts                                 -4-
               3.2.  Adjustment of Accounts                   -4-
               3.3.  Crediting Under Deferral Election        -5-
               3.4.  Investment Return Rates                  -5-
               3.5.  Employee Selection of Investment Return
                       Rate                                   -5-
               3.6.  Protected Investment Return Rates        -6-

SECTION 4                                                     -7-
          Distributions                                       -7-
               4.1.  General                                  -7-
               4.2.  Distribution Election                    -7-
               4.3.  Unforeseeable Emergency                  -7-
               4.4.  Sale of Business                         -8-
               4.5.  Designation of Beneficiary               -8-
               4.6.  Distributions to Disabled Persons        -8-
               4.7.  Benefits May Not be Assigned             -9-
               4.8.  Offset                                   -9-

                               - 74 -

SECTION 5                                                        -9-
          Change in Control                                      -9-
               5.1.  Distribution on Change in Control           -9-
               5.2.  Change in Control Definition                -9-

SECTION 6                                                       -10-
          Source of Benefit Payments                            -10-
               6.1.  Liability for Benefit Payments             -10-
               6.2.  No Guarantee                               -11-
               6.3.  Transfer to Related Employer               -11-

SECTION 7                                                       -11-
          Committee                                             -11-
               7.1.  Powers of Committee                        -11-
               7.2.  Delegation by Committee                    -12-
               7.3.  Information to be Furnished to Committee   -12-
               7.4.  Liability and Indemnification of Committee -12-

SECTION 8                                                       -13-
          Amendment and Termination                             -13-


     Appendix A

                     ILLINOIS POWER COMPANY
              EXECUTIVE DEFERRED COMPENSATION PLAN




                            General

   .1. Purpose. Illinois Power Company Executive Deferred Compensation Plan (the "Plan") has been established by Illinois Power Company (the "Company") so that it, and each of the Related Companies which, with the consent of the Company, adopts the Plan may provide its eligible key management employees with an opportunity to build additional financial security, thereby aiding such companies in attracting and retaining employees of exceptional ability.

  .2.  Effective Date.  The "Effective Date" of the Plan is
December 8, 1993. No deferrals of Compensation shall be permitted under the Plan for any Plan Year with respect to Compensation otherwise payable by any Employer during that year unless the Employer has specifically adopted the Plan with respect to such year.

  .3. Related Companies and Employers. The term "Related Company" means any company during any period in which it owns at least fifty percent of the voting power of all classes of stock of the Company entitled to vote, and any company during any period in which at least fifty percent of the voting power of all classes entitled to vote is owned, directly or indirectly, by the Company or by any other company that is a Related Company by reason of its ownership of stock of the Company. The Company and each Related Company that adopts the Plan for the benefit of its eligible employees are referred to below collectively as the "Employers" and individually as an "Employer".

  .4. Administration. The authority to control and manage the operation and administration of the Plan shall be vested in the Compensation and Nominating Committee (the "Committee") of the Board of Directors of the Company. In controlling and managing the operation and administration of the Plan, the Committee shall have the rights, powers and duties set forth in Section 7.

   .5. Plan Year. The term "Plan Year" means the calendar year.

  .6. Applicable Laws. The Plan shall be construed and administered in accordance with the laws of the State of Illinois to the extent that such laws are not preempted by the laws of the United States of America.

  .7. Gender and Number. Where the context admits, words in any gender shall include any other gender, words in the singular shall include the plural and the plural shall include the singular.

  .8. Notices. Any notice or document required to be filed with the Plan Administrator or the Committee under the Plan will be properly filed if delivered or mailed by registered mail, postage prepaid, to the Plan Administrator, in care of the Company, at its principal executive offices. The Plan Administrator may, by advance written notice to affected persons, revise such notice procedure from time to time.
Any notice required under the Plan may be waived by the person entitled to notice.

  .9. Form and Time of Elections. Unless otherwise specified herein, each election required or permitted to be made by any Participant or other person entitled to benefits under the Plan, and any permitted modification or revocation thereof, shall be in writing filed with the Plan Administrator at such times, in such form, and subject to such restrictions and limitations as the Plan Administrator shall require.

  .10. Benefits Under Qualified Plans. Compensation of any Participant that is deferred under the Plan, and benefits payable under the Plan, shall be disregarded for purposes of determining the benefits under the Illinois Power Company Incentive Savings Plan (the "Savings Plan"), the Illinois Power Company Retirement Income Plan for Salaried Employees, and any other plan that is intended to be qualified under section 401(a) of the Internal Revenue Code of 1986.

  .11. Evidence. Evidence required of anyone under the Plan may be by certificate, affidavit, document or other information which the person acting on it considers pertinent and reliable, and signed, made or presented by the proper party or parties.

  .12. Action by Employers. Any action required or permitted to be taken by any Employer shall be by resolution of its Board of Directors, or by a duly authorized officer of the Employer.

  .13. Defined Terms. Terms used frequently with the same meaning are indicated by initial capital letters, and are defined throughout the Plan. Appendix A contains an alphabetical listing of such terms and the locations in which they are defined.

                         Participation

  .1.  Participant.  Any individual who is an Eligible
Employee for any Plan Year shall be eligible to participate in the Plan for the Plan Year, subject to the terms of the Plan. For purposes of the Plan, the term "Eligible
Employee" for any Plan Year shall mean any employee of the Company who is an elected officer of the Company for that Plan Year.

  .2. Deferral Election. An Eligible Employee shall participate in the Plan by electing to defer payment of a portion of his Compensation pursuant to the terms of a "Deferral Election". An individual's Deferral Election shall be subject to the following:

(a) An individual who, prior to the beginning of any Plan Year, satisfies the requirements of an Eligible Employee for the Plan Year, shall be eligible to file a Deferral Election with respect to his Compensation for that Plan Year. Such Deferral Election shall be filed before the first day of that year (or at such earlier time as may be established by the Committee).

(b) An individual who, prior to the beginning of any Plan Year, has not satisfied the requirements of an Eligible Employee for the Plan Year, but who becomes an Eligible Employee during the Plan Year, shall be eligible to file a Deferral Election with respect to his Compensation for that Plan Year, subject to the limits of paragraph 2.2(d). Such Deferral Election shall be filed within thirty days (or such shorter period as may be specified by the Committee) after he first becomes an Eligible Employee for the year.

(c) If the Plan first becomes effective with respect to the employees of any Employer during any Plan Year, and an employee of that Employer becomes an Eligible
        Employee on the date the Plan becomes effective, such employee shall be eligible to file a Deferral
        Election with respect to Compensation for that Plan
        Year, subject to the limits of paragraph 2.2(d). Such Deferral

        Election shall be filed within thirty
        days (or such shorter period as may be specified by the Committee) after the date the Plan becomes effective.

(d) To the extent elected by a Participant, and subject to the terms of the Plan, a Participant's Deferral Election for any Plan Year shall apply to his Compensation for that Plan Year. The terms of a Deferral Election shall be subject to any conditions and limitations that may be imposed by the Committee. Except as otherwise provided in this subsection 2.2, a Deferral Election shall be irrevocable for the Plan Year to which it applies. In no event may a Deferral Election cover Compensation earned prior to the date the election is completed and filed in accordance with the Plan.

(e)     The Committee may revoke an individual's Deferral
        Election as of the date on which the individual ceases to be an Eligible Employee.

(f) Each Deferral Election shall be revoked as of the date on which a Change in Control occurs, and no new
        Deferral Election shall be accepted for any date after the date of a Change in Control.

(g) Subject to the terms of the Plan, the Participant shall specify, as part of his Deferral Election, and in accordance with subsection 4.2, the time and form of distribution of the amounts deferred pursuant to such election.

  .3. Compensation. For purposes of the Plan, a Participant's "Compensation" from any Employer for any Plan Year means any short-term incentive payable to him under the Illinois Power Company Executive Incentive Compensation Plan for that year (regardless of whether it is otherwise payable to him during that year or during a later year).

  .4. Plan Not Contract of Employment. The Plan does not constitute a contract of employment, and participation in the Plan will not give any employee the right to be retained in the employ of any Employer nor any right or claim to any benefit under the Plan, unless such right or claim has specifically accrued under the terms of the Plan.

                        Plan Accounting

  .1.  Accounts.  The Plan Administrator shall establish an
Account for each Plan Year for each Participant who has filed a Deferral Election. If a Participant is employed by more than one Employer in any Plan Year, and his Compensation otherwise payable from such Employers is reduced pursuant to the Plan, a separate Account shall be established for the Participant with respect to the Compensation for the Plan Year from each such Employer.

  .2. Adjustment of Accounts. Each Account shall be adjusted in accordance with this Section 3 in a uniform, non-discriminatory manner, as of such periodic "Accounting
Dates" as may be determined by the Plan Administrator from time to time (which Accounting Dates shall be not less frequent than quarterly). As of each Accounting Date, the balance of each Account shall be adjusted as follows:

(a) first, charge to the Account balance the amount of any distributions under the Plan with respect to that Account that have not previously been charged;

(b)     then, adjust the Account balance for the applicable
        Investment Return Rate(s); and

(c) then, credit to the Account balance the amount to be credited to that Account in accordance with subsection 3.3 that have not previously been credited.

  .3. Crediting Under Deferral Election. The balance of a Participant's Account for any Plan Year shall be credited, in accordance with the provisions of paragraph 3.2(c), with the amount by which his Compensation for the year is reduced pursuant to a Deferral Election. Such crediting shall occur as of the date on which such Compensation would otherwise have been paid to the Participant by the Employer were it not for the reduction made pursuant to the Deferral Election or, if such date is not an Accounting Date, as of the first Accounting Date occurring thereafter.

  .4.  Investment Return Rates.  The "Investment Return
Rate(s)" with respect to the Account(s), or portions of the Account(s), of any Participant for any period shall be the Investment Return

Rate(s) elected by the individual from
among the following alternatives in accordance with subsection 3.5:

(a)     The Investment Return Rates described in paragraph
        3.6(b), provided that no Investment Return Rate based on stock or other securities of the Company shall be offered under this paragraph 3.6(a).

(b)     The return from such other investment alternatives
        (if any) for that period which, in the discretion of the Committee, are offered from time to time under this paragraph 3.4(b).

Subject to the provisions of subsection 3.6, and any other applicable provisions of the Plan, the Committee may eliminate any Investment Return Rate alternative at any time; provided, however, that the Company may not retroactively eliminate any Investment Return Rate alternative.

  .5. Employee Selection of Investment Return Rate. Subject to the terms of the Plan, a Participant may elect the Investment Return Rate(s) that will apply to all of his Accounts for any Plan Year, by filing an election with the Plan Administrator as to such Investment Return Rate(s), subject to the following:

(a) if the Investment Return Rate(s) being selected is for the first year in which an Eligible Employee participates in the Plan, the election as to Investment Return Rate(s) must be filed by the due date for filing the Participant's Deferral Election for that year, or at such earlier time as may be established by the Plan Administrator; and

(b) in all other cases, the election must be filed prior to the beginning of such Plan Year, or at such earlier time as may be established by the Plan
        Administrator.

The same Investment Return Rate(s) shall apply to all Accounts of a Participant for any Plan Year. To the extent permitted by the Committee, the Participant may elect to have different Investment Return Rates apply to different portions of his Account balances for any Plan Year.

  .6.  Protected Investment Return Rates.  At all times the
Plan is in effect, the Plan shall provide that the Investment Return

Rate(s) offered to each Participant shall include the Investment
Return Rate described in paragraph 3.6(a), or each of the Investment Return Rates described in paragraph 3.6(b).

(a) The Investment Return Rate described in this paragraph 3.6(a) for any period shall be the sum of:
        (i) the short-term borrowing rate for the Company for the period, plus (ii) 2.0 percentage points.

(b) The Investment Return Rates described in this paragraph 3.6(b) for any period shall be each of the respective rates of investment return provided by each of the investment funds available under the Savings Plan for that period, subject to the following:

        (i) The rate of investment return with respect to the Company Stock Fund under the Savings Plan (or any investment fund based primarily on the return on stock or other securities of the Company, or any successor to the Company) need not be included as an Investment Return Rate under this Plan.

        (ii) The net investment return provided by an investment fund under the Savings Plan shall be the rate determined after reduction for any investment management fee or other, similar administrative fee or charge, to the extent that such fee or charge is applied under the Savings Plan in determining the net investment return of such fund.

        (iii) The net investment return from an investment fund under the Savings Plan shall not be reduced to reflect income taxes paid or payable with respect to such return; provided, however, that if, after the Effective Date, there is a material change in the applicable income tax laws, the rate of investment return may be adjusted by the Company to reflect income taxes to the extent that the Company reasonably determines such adjustment is necessary to preserve the benefit of the Plan, as originally established, for the Participants and the Company.

        (iv) The Investment Return Rates offered pursuant to this paragraph 3.6(b) shall be revised from time to time to reflect changes in the investment funds offered under the Savings Plan; provided, however, that the recognition (with respect to this Plan) of any such changes in the investment funds offered by the Savings Plan may, in the discretion of the Company, be delayed for up to twelve months after such change is effective under the Savings Plan.

Nothing in this subsection 3.6 shall be construed to require the Plan to permit a Participant to select between the Investment Return Rate described in paragraph 3.6(a), and the Investment Return Rates described in paragraph 3.6(b), with respect to the same period.

                         Distributions

  .1. General. Subject to this Section 4 and Section 5 (relating to change in control), the balance of a Participant's Account with respect to any year shall be distributed in accordance with the Participant's Deferral Election applicable to that Account. In no event shall the amount distributed with respect to any Participant's Account as of any date exceed the amount of the Account balance as of that date.

  .2.  Distribution Election.  A Participant's Deferral
Election for any year shall specify the manner (including the time and form of distribution) in which the Account attributable to such election shall be distributed, subject to such restrictions and limitations as may be imposed by the Committee.

  .3. Unforeseeable Emergency. Prior to the date otherwise scheduled for distribution of his benefits under the Plan, upon a showing of an unforeseeable emergency, a Participant may elect to accelerate payment of an amount not exceeding the lesser of (a) the amount necessary to meet the emergency or (b) the sum of his Account balance(s) under the Plan.
For purposes of the Plan, the term "unforeseeable emergency" shall mean an unanticipated emergency that is caused by an event beyond the control of the Participant (or the control of the beneficiary, if the amount is payable to a beneficiary) and that would result in severe financial hardship to the individual if early withdrawal were not permitted. The determination of "unforeseeable emergency" shall be made by the Plan Administrator, based on such information as the Plan Administrator shall deem to be necessary.

  .4. Sale of Business. If all or a substantial portion of the assets and business of an Employer (the "Selling Employer") is sold or otherwise transferred to a company (the "Purchaser") that is not a Related Company (a "Sale Transaction"), and in connection with the Sale Transaction, any Participant is employed by the Purchaser, then the Selling Employer may, in its sole discretion, discharge all obligation to the Participant by accelerating the date on which the Participant's Plan benefits are payable; provided, however, that any such acceleration shall be effective only if (i) the payment is made not later than 180 days following the date of the Sale Transaction, and (ii) the lump sum payable in settlement of the Employer's obligations to the Participant under the Plan is equal to 100% of the Participant's Account balances as of the date of payment.

  .5. Designation of Beneficiary. Each Participant from time to time, by signing a form furnished by the Plan Administrator, may designate any legal or natural person or persons (who may be designated contingently or successively) to whom his benefits under the Plan are to be paid if he dies before he receives all of his benefits. A beneficiary designation form will be effective only when the signed form is filed with the Plan Administrator while the Participant is alive and will cancel all beneficiary designation forms filed earlier. Except as otherwise specifically provided in this subsection 4.5, if a deceased Participant failed to designate a beneficiary as provided above, or if the designated beneficiary of a deceased Participant dies before him or before complete payment of the Participant's benefits, his benefits shall be paid to the legal representative or representatives of the estate of the last to die of the Participant and his designated beneficiary.

  .6. Distributions to Disabled Persons. Notwithstanding the provisions of this Section 4, if, in the Plan
Administrator's opinion, a Participant or beneficiary is under a legal disability or is in any way incapacitated so as to be unable to manage his financial affairs, the Plan
Administrator may direct that payment be made to a relative or friend of such person for his benefit until claim is made by a conservator or other person legally charged with the care of his person or his estate, and such payment shall be in lieu of any such payment to such Participant or beneficiary. Thereafter, any benefits under the Plan to which such Participant or beneficiary is entitled shall be paid to such conservator or other person legally charged with the care of his person or his estate.

  .7. Benefits May Not be Assigned. Neither the Participant nor any other person shall have any voluntary or involuntary right to commute, sell, assign, pledge, anticipate, mortgage or otherwise encumber, transfer, hypothecate or convey in advance of actual receipt the amounts, if any, payable hereunder, or any part hereof, which are expressly declared to be unassignable and non-transferable. No part of the amounts payable shall be, prior to actual payment, subject to seizure or sequestration for payment of any debts, judgements, alimony or separate maintenance owed by the Participant or any other person, or be transferred by operation of law in the event of the Participant's or any other person's bankruptcy or insolvency.

  .8. Offset. Notwithstanding the provisions of subsection 4.7, if, at the time payments are to be made under the Plan, the Participant or beneficiary or both are indebted or obligated to any Employer or Related Company, then the payments remaining to be made to the Participant or the beneficiary or both may, at the discretion of the Plan Administrator, be reduced by the amount of such indebtedness, or obligation, provided, however, that an election by the Plan Administrator not to reduce any such payment shall not constitute a waiver of the claim for such indebtedness or obligation.

                       Change in Control

  .1. Distribution on Change in Control. Upon the occurrence of a Change in Control, each Participant shall receive a lump sum distribution equal to 100% of the Participant's Account balances determined as of the date of the Change in Control. Such distributions shall be made to Participants regardless of any elections that may otherwise be applicable to them under the Plan, and shall be made as soon as practicable after the date of such Change in Control, but in no event later than 15 days after the occurrence of such Change in Control. Payments under this subsection 5.1 shall be in lieu of any amounts that would otherwise be payable after the date as of which the Participant's Account balance is determined for purposes of payment under this subsection.

  .2.  Change in Control Definition.  For purposes of the
Plan, a "Change in Control" will be deemed to occur on the earliest of the existence of one of the following and the receipt of all necessary regulatory approvals therefor:

(a) the acquisition by an entity, person or group (including all Affiliates or Associates of such entity, person or group) of beneficial ownership, as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, of capital stock of the Company entitled to exercise more than 20% of the outstanding voting power of all capital stock of the Company ("Voting Power");

(b) the effective time of (i) a merger or consolidation of the Company with one or more other corporations as a result of which the holders of the outstanding
        Voting Power of the Company immediately prior to such merger or consolidation (other than the surviving or resulting corporation or any Affiliate or Associate thereof) hold less than 80% of the Voting Power of the surviving or resulting corporation, (ii) a transfer of a majority of the Voting Power other than to an entity of which the Company owns at least 80% of the Voting Power, or
        (iii) a transfer (other than a sale/leaseback transaction) of a Substantial Portion of the Property of the Company other than to an entity of which the Company owns at least 80% of the Voting
        Power unless, within ten (10) days after such transfer of Property, the Board of Directors of the Company as constituted immediately before such transfer determines that such transfer shall not be a Change in Control hereunder; or

(c) the election to the Board of Directors of the Company, of directors constituting a majority of the number of the directors in office unless such directors were recommended for election by the existing Board of Directors.

For purposes of this subsection 5.2, (A) the term "Affiliate" or "Associate" shall have the meaning set forth in Rule 12b-2 under the Securities Exchange Act of 1934; and
(B) the term "Substantial Portion of the Property of the Company" shall mean 80% of the aggregate book value of the assets of the Company and its Affiliates and Associates as set forth in the most recent balance sheet of the Company, prepared on a consolidated basis, by its regularly employed, independent public accountants.

                   Source of Benefit Payments

  .1. Liability for Benefit Payments. Subject to the provisions of this Section 6, an Employer shall be liable for payment of benefits under the Plan with respect to any Participant to the extent that such benefits are attributable to the deferral of Compensation otherwise payable by that Employer to the Participant. Any disputes relating to liability of Employers for benefit payments shall be resolved by the Committee.

  .2. No Guarantee. Neither a Participant nor any other person shall, by reason of the Plan, acquire any right in or title to any assets, funds or property of the Employers whatsoever, including, without limitation, any specific funds, assets, or other property which the Employers, in their sole discretion, may set aside in anticipation of a liability under the Plan. A Participant shall have only a contractual right to the amounts, if any, payable under the Plan, unsecured by any assets of the Employers. Nothing contained in the Plan shall constitute a guarantee by any of the Employers that the assets of the Employers shall be sufficient to pay any benefits to any person.

  .3. Transfer to Related Employer. If a Participant leaves the employ of an Employer (the "Original Employer") and becomes the employee of another Employer or a Related
Company (the "New Employer") then, with the consent of the Original Employer and the New Employer, but without the consent of the Participant, the liability of the Original Employer to the Participant under the Plan may be transferred to the New Employer. In the event of such transfer:

(a) The Original Employer shall thereafter have no obligation to the Participant under the Plan.

(b) The New Employer's rights and obligations with respect to the Participant shall be governed by the terms of the Plan, with the New Employer substituted for the Original Employer under the Plan with respect to the obligation to pay benefits to the Participant.

        The New Employer shall not be required to give effect to the Participant's Deferral Election with respect to remuneration earned at the New Employer.


                       Committee

  .1. Powers of Committee. Responsibility for the day-to-day administration of the Plan shall be vested in the Plan Administrator, which shall be the Committee. The authority to control and manage all other aspects of the operation and administration of the Plan shall also be vested in the Committee. The Committee is authorized to interpret the Plan, to establish, amend, and rescind any rules and regulations relating to the Plan, and to determine the terms and provisions of any agreements made pursuant to the Plan, and to make all other determinations that may be necessary or advisable for the administration of the Plan. Except as otherwise specifically provided by the Plan, any determinations to be made by the Committee under the Plan shall be decided by the Committee in its sole discretion. Any interpretation of the Plan by the Committee and any decision made by it under the Plan is final and binding on all persons.

  .2. Delegation by Committee. The Committee may allocate all or any portion of its responsibilities and powers to any one or more of its members and may delegate all or any part of its responsibilities and powers to any person or persons selected by it. Any such allocation or delegation may be revoked at any time. Until the Committee takes action to the contrary:

(a) The chief executive officer of the Company shall be delegated the power and responsibility to take all actions assigned to or permitted to be taken by the Committee under Section 2, Section 3, and Section 4
        (other than the powers and responsibility of the Plan Administrator).

(b)     The powers and responsibilities of the Plan
        Administrator shall be delegated to the Employee Services Department of the Company, subject to such direction as may be provided to the Employee Services Department from time to time by the Committee and the chief executive officer of the Company.

  .3. Information to be Furnished to Committee. The Employers and Related Companies shall furnish the Committee with such data and information as may be required for it to discharge its duties. The records of the Employers and Related Companies as to an employee's or Participant's employment, termination of employment, leave of absence, reemployment and Compensation shall be conclusive on all persons unless determined to be incorrect. Participants and other persons entitled to benefits under the Plan must furnish the Committee such evidence, data or information as the Committee considers desirable to carry out the Plan.

  .4. Liability and Indemnification of Committee. No member or authorized delegate of the Committee shall be liable to any person for any action taken or omitted in connection with the administration of the Plan unless attributable to his own fraud or willful misconduct; nor shall the Employers be liable to any person for any such action unless attributable to fraud or willful misconduct on the part of a director or employee of the Employers. The Committee, the individual members thereof, and persons acting as the authorized delegates of the Committee under the Plan, shall be indemnified by the Employers against any and all liabilities, losses, costs and expenses (including legal fees and expenses) of whatsoever kind and nature which may be imposed on, incurred by or asserted against the Committee or its members or authorized delegates by reason of the performance of a Committee function if the Committee or its members or authorized delegates did not act dishonestly or in willful violation of the law or regulation under which such liability, loss, cost or expense arises. This indemnification shall not duplicate but may supplement any coverage available under any applicable insurance.

                   Amendment and Termination

   The Committee may, at any time, amend or terminate the Plan, subject to the following:

(a)     Subject to the following provisions of this Section
        8, no amendment or termination may materially adversely affect the rights of any Participant or beneficiary under the Plan.

(b) The Committee may revoke the right to defer Compensation under the Plan; provided, however, that no such revocation shall apply to the Compensation of any Participant to the extent that the revocation is adopted by the Committee after the date the Compensation is otherwise required to be credited to the Participant's Account under the Plan.

(c) The Committee may amend the Plan to eliminate any Investment Return alternative; provided, however, that the Plan may not be amended to retroactively eliminate any Investment Return alternative, and further provided that the provisions of subsection
        3.6 (relating to Protected Investment Return Rates) may not be amended or otherwise modified to materially adversely affect any Participant's rights under that subsection without the express written consent of such Participant.

(d) The Plan may not be amended to delay the date on which benefits are otherwise payable under the Plan without the consent of each affected Participant. The Committee may amend the Plan to accelerate the date on which Plan benefits are otherwise payable under the Plan; provided, however, that any such amendment (and any termination of the Plan having the effect of such acceleration) shall be effective only if the acceleration results in payment of a lump sum of all benefits for all Participants at substantially the same time; and further provided that the lump sum payable in settlement of each Employer's obligations to each Participant under the Plan shall be equal to 100% of each Participant's Account balances as of the date of payment.

(e) Notwithstanding any other provision of the Plan to the contrary, the Committee may not delegate its rights and responsibilities under this Section 8;
        provided, however, that, the Board of Directors of the Company may, from time to time, substitute itself, or another committee of the Board of Directors of the Company, for the Compensation and Nominating Committee under this Section 8.

                                    APPENDIX A

   Accounting Dates           --    3.2
   Affiliate                  --    5.2
   Associate                  --    5.2
   Change in Control          --    5.2
   Company                    --    1.1
   Committee                  --    7.0
   Compensation               --    2.3
   Deferral Election          --    2.2
   Effective Date             --    1.2
   Eligible Employee          --    2.1
   Employer                   --    1.3
   Investment Return Rate     --    3.4
   New Employer               --    6.3
   Original Employer          --    6.3
   Plan                       --    1.1
   Plan Year                  --    1.5
   Purchaser                  --    4.4
   Related Company            --    1.3
   Retirement Plan            --    1.10
   Sale Transaction           --    4.4
   Savings Plan               --    1.10
   Selling Employer           --    4.4
   Substantial Portion of the
    Property of the Company   --    5.2
   Unforeseeable Emergency    --    4.3
   Voting Power               --    5.2

                                      - 91 -

                                    ILLINOIS POWER COMPANY          EXHIBIT 12
                      STATEMENT OF COMPUTATION OF RATIO OF EARNINGS TO
                                        FIXED CHARGES
                                  (Thousands of Dollars)
                                Year Ended December 31, Supplemental**          Supplement                        Supplemental **
                                                 1989       1989       1990      1990      1991     1992     1993       1993
Earnings Available for Fixed Charges:
  Net Income (Loss) per "Statement of Income" $(288,432) $(288,432) $(78,484) $(78,484) $109,244 $122,088 $ (55,751) $ (55,751)
Add:
    Income Taxes:
      Current                                  ( 43,577)  ( 43,577)   21,307    21,307    29,369   22,930    25,260     25,260
      Deferred - Net                             91,764     91,764    36,545    36,545    45,990   63,739    82,057     82,057
    Allocated income taxes                     (  9,306)  (  9,306)    2,608     2,608  (  1,348)(  6,632)  (12,599)   (12,599)
    Investment tax credit - Deferred           (  8,787)  (  8,787) ( 14,121) ( 14,121) (     11)(    519)     (782)      (782)
    Income tax effect of disallowed costs      (105,482)  (105,482) ( 24,759) ( 24,759)        -        -   (70,638)   (70,638)
    Interest on long-term debt                  216,029    216,029   191,559   191,559   176,179  160,795   154,110    154,110
    Amortization of debt expense and
      premium-net, and other interest charges     7,846      7,846    13,162    13,162     9,004   12,195    17,007     17,007
    One-third of all rentals (Estimated to be
      representative of the interest
      component)                                  4,185      4,185     5,053     5,053     4,996    5,117     5,992      5,992
    Interest on In-Core Fuel                      8,020      8,020     6,802     6,802     8,862    8,278     6,174      6,174
    Disallowed Clinton plant costs                    -    451,244         -   160,328         -        -         -    270,956
Earnings (loss) available for fixed charges   $(127,740)  $323,504  $159,672  $320,000  $382,285 $387,991  $150,830   $421,786

Fixed charges:
  Interest on long-term debt                   $216,029   $216,029  $191,559  $191,559  $176,179 $160,795  $154,110   $154,110
  Amortization of debt expense and
    premium-net, and other interest charges      27,004     27,004    31,093    31,093    25,553   25,785    27,619     27,619
  One-third of all rentals (Estimated to be
    representative of the interest
    component)                                    4,185      4,185     5,053     5,053     4,996    5,117     5,992      5,992

Total Fixed charges                            $247,218   $247,218  $227,705  $227,705  $206,728 $191,697  $187,721   $187,721

Ratio of earnings to fixed charges                (0.52)*     1.31     0.70 *     1.41      1.85     2.02      0.80 *     2.25

* Earnings are inadequate to cover fixed charges. Additional earnings of $374,958, $68,033 and 36,891 for 1989, 1990, and 1993,
   respectively, are required to attain a one-to-one ratio of Earnings to Fixed Charges.
** Supplemental ratio of earnings to fixed charges presented to exclude
   Disallowed Clinton plant costs.

                                                                   Exhibit 13



                           Illinois Power Company 1993 Annual Report



  The Illinois Power Company 1993 Annual Report was filed with the Securities and Exchange Commission.


REFERENCE:    IPWR10EX13

                                         - 93-124 -

                                             EXHIBIT 21

                                        ILLINOIS POWER COMPANY

Name of                         State or Other             Name Subsidiary
Subsidiary            Jurisdiction of Incorporation     Doing Business Under

Electric Energy,                  Illinois                 Electric Energy,
Inc.                                                       Inc.

IP Gas Supply Company             Illinois                 IP Gas Supply
Company

Illinois Power Fuel               Illinois                 Illinois Power Fuel
Company                                                    Company

IP Group, Inc.                    Illinois                 IP Group, Inc.

Illinova Corporation              Illinois                 Illinova Corporation

IP Merging Corporation            Illinois                 IP Merging
                                                           Corporation

IPG Dominguez, Co.                Illinois                 Illinois
                                                           Dominguez, Co.

IPG Lap Cogen, Inc.               Illinois                 IPG Lap Cogen, Inc.

IPG Aztec, Co.                    Illinois                 IPG Aztec, Co.

IPG Panorama, Co.                 Illinois                 IPG Panorama, Co.

IPG Canfield, Co.                 Illinois                 IPG Canfield, Co.

IPG Western, Inc.                 Illinois                 IPG Western, Inc.

IPG Eastern, Inc.                 Illinois                 IPG Eastern, Inc.

IPG Ferndale, Inc.                Illinois                 IPG Ferndale, Inc.

IPG Frederickson, Inc.            Illinois                 IPG Frederickson,
                                                           Inc.

IPG Sterling, Co.                 Illinois                 IPG Sterling, Co.

                                      - 125 -

                                                    EXHIBIT 23










             CONSENT OF INDEPENDENT ACCOUNTANTS





We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-22068), the
Registration Statement on Form S-8 (No. 33-60278), and the
Registration Statement on Form S-8 (No. 33-66124), and in the Prospectuses constituting part of the Registration
Statement  on Form S-3 (No. 33-50173), the Registration
Statement  on Form S-3 (No. 33-52048), the Registration
Statement on Form S-3 (No. 33-62506), and the Registration
Statement on Form S-3 (No. 33-25699) of Illinois  Power
Company of our report dated February 9, 1994, appearing on page 26 of the Annual Report to Stockholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules, which appears on page 43 of this Form 10-K.


\s\  Price Waterhouse

PRICE WATERHOUSE
March 25, 1994