Form 10-Q
period 1994-03-31
ILLINOIS POWER CO
filed 1994-05-12
CIK 49816

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549

                            Form 10-Q

      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended              March 31, 1994

                               OR

      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from
                        to______________


                  Commission file number 1-3004


                     ILLINOIS POWER COMPANY
     (Exact name of registrant as specified in its charter)


        State of Illinois                               37-0344645
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

500 South 27th Street, Decatur, Illinois                 62526-1805
(Address of principal executive offices)                 (Zip Code)


 Registrant's telephone number, including area code 217-424-6600


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X   No________


Common Stock, without par value, 75,643,937 shares outstanding at April 30, 1994.


        Total number of sequentially number pages is 12.


                     ILLINOIS POWER COMPANY

                              INDEX




                                                                Page No.
Part 1.  FINANCIAL INFORMATION

 Item 1.      Financial Statements

         Balance Sheets - March 31, 1994 and December 31, 1993   3 - 4


         Statements of Income - Three Months ended
                                March 31, 1994 and 1993            5


         Statements of Cash Flows - Three Months ended
                                    March 31, 1994 and 1993        6


         Notes to Financial Statements                           7 - 8

 Item 2.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                9 -11


Part II.  OTHER INFORMATION

 Item 1. Legal Proceedings                                        12

 Item 4. Submission of Matters to a Vote of Security Holders      12

 Item 6. Exhibits and Reports on Form 8-K                         12

 Signatures                                                       12

                  PART I. FINANCIAL INFORMATION
                     ILLINOIS POWER COMPANY
                         BALANCE SHEETS
        (See accompanying Notes to Financial Statements)

                                                            March 31,    December 31,
                                                             1994           1993
ASSETS                                                     (Unaudited)
                                                                (Millions of Dollars)

Utility Plant, at original cost
 Electric (includes construction work in progress
   of  $225.1  million and $218.7 million, respectively)        $5,920.9    $  5,889.4
 Gas (includes construction work in progress
  of $14.2 million and $18.8 million, respectively)                593.6         589.9
                                                                 6,514.5       6,479.3
Less-Accumulated   depreciation                                  2,013.1       1,974.6
                                                                 4,501.4       4,504.7
Nuclear  fuel in process                                             6.5           6.6
Nuclear fuel under capital lease                                   117.9         128.5
        Total   utility   plant                                  4,625.8       4,639.8

Investments  and Other Assets                                       21.1          20.1

Current Assets
  Cash and cash equivalents                                         72.4           9.9
 Accounts receivable (less allowance for doubtful
  accounts of $4.0 million)
         Service                                                    83.8          85.2
         Other                                                      24.1          37.5
  Accrued unbilled revenue                                          42.3          49.0
  Material and supplies, at average cost                           114.7         131.6
  Prepayments and other                                             35.3          31.8
      Total current assets                                         372.6         345.0

Deferred Charges
  Deferred Clinton costs                                           113.4         114.3
  Recoverable income taxes                                         115.5         108.0
     Other                                                         201.0         196.3
      Total deferred charges                                       429.9         418.6

                                                            $    5,449.4     $ 5,423.5


                     ILLINOIS POWER COMPANY
                         BALANCE SHEETS
        (See accompanying Notes to Financial Statements)

                                                              March  31,      December 31,
                                                                 1994           1993
CAPITAL AND LIABILITIES                                      (Unaudited)
                                                                    (Millions of Dollars)

Capitalization
 Common stock -
  No par value, 100,000,000 shares authorized;
    75,643,937  shares  outstanding,  stated   at             $1,424.6        $   1,424.6
    Less - Deferred compensation  - ESOP                          27.5               28.2
 Retained earnings (deficit)                                     (31.4)             (64.6)
  Less - Capital stock expense                                    10.6               10.8
  Preferred  and  preference  stock                              303.7              303.7
  Mandatorily redeemable preferred stock                          36.0               48.0
  Long-term  debt                                              1,946.5            1,926.3
      Total  capitalization                                    3,641.3            3,599.0

Current Liabilities
    Accounts   payable                                           108.7              128.8
    Notes   payable                                               60.5               92.3
 Long-term debt and lease obligations maturing
    within   one   year                                          185.2              187.7
     Other                                                       202.2              197.9
         Total current liabilities                               556.6              606.7

Deferred Credits
  Accumulated deferred income  taxes                             929.4              906.4
  Accumulated deferred investment tax credits                    232.6              230.5
     Other                                                        89.5               80.9
      Total  deferred credits                                  1,251.5            1,217.8


                                                           $   5,449.4           $   5,423.5


                     ILLINOIS POWER COMPANY
                      STATEMENTS OF INCOME
        (See accompanying Notes to Financial Statements)

                                                                 Three Months Ended
                                                                       March 31,
                                                                 1994             1993

                                                                       (Unaudited)
                                                                  (Millions except per share)

Operating Revenues:
  Electric                                                      $279.5             $249.4
  Electric interchange                                            24.6               20.1
       Gas                                                       138.8              125.6
        Total                                                    442.9              395.1
Operating Expenses and Taxes:
  Fuel for electric plants                                        71.0               56.6
   Power  purchased                                               10.0                3.9
 Gas purchased for resale                                         97.6               83.3
 Other operating expenses                                         66.1               63.0
    Maintenance                                                   20.1               22.2
    Depreciation                                                  43.9               41.5
 Amortization of excess unprotected
  deferred taxes                                                  (1.4)              (1.4)
   General  taxes                                                 38.6               34.8
   Deferred  Clinton  costs                                        0.9                2.8
   Income  Taxes                                                  24.8               20.1
        Total                                                    371.6              326.8
Operating   Income                                                71.3               68.3
Other Income and Deductions:
 Allowance for equity funds used
  during construction                                              0.9                0.6
 Miscellaneous  -  net                                            (4.2)              (0.1)
       Total                                                      (3.3)               0.5

Income Before Interest Charges                                    68.0               68.8
Interest Charges:
  Interest on long-term debt                                      34.7               40.2
  Other interest charges                                           1.7                1.8
 Allowance for borrowed funds used
   during construction                                            (1.6)              (1.1)
         Total                                                    34.8               40.9

Net Income                                                        33.2               27.9
Preferred  dividend requirements                                   5.9                6.9
Net Income applicable to
     common   stock                                           $   27.3           $   21.0

Net   Earnings  per  common  share                            $   0.36           $   0.28
Cash   dividends  declared  per  common   share               $     -            $   0.20
Cash   dividends  paid  per  common   share                   $   0.20           $   0.20
Weighted average number of common
   shares  outstanding during  period                       75,643,937         75,643,937


                     ILLINOIS POWER COMPANY
                    STATEMENTS OF CASH FLOWS
        (See accompanying Notes to Financial Statements)

                                                                    Three Months Ended
                                                                March 31,          March 31,
                                                                  1994               1993

                                                                      (Unaudited)
                                                                   (Millions except per share)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  Income                                                   $  33.2            $  27.9
 Items not requiring cash, net                                     50.9               55.8
  Changes  in  assets and  liabilities                             53.7              (23.2)
  Net cash provided by operating activities                       137.8               60.5

CASH FLOWS FROM INVESTING ACTIVITIES:
   Construction  expenditures                                     (37.8)             (33.2)
  Other  investing  activities                                     (1.8)              (0.8)
 Net cash used in investing activities                            (39.6)             (34.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends on preferred and common stock                          (21.3)             (22.5)
 Redemptions -
      Short-term    debt                                          (61.7)             (71.0)
      Long-term    debt                                              --             (260.0)
      Preferred    Stock                                          (12.0)             (22.0)
 Issuances -
      Short-term    debt                                           30.0               56.6
      Long-term    debt                                            35.6              345.0
   Other  financing  activities                                    (6.3)             (16.0)
   Net cash provided by (used in) financing  activities           (35.7)              10.1

NET   CHANGE   IN   CASH  AND  CASH   EQUIVALENTS                  62.5               36.6
CASH  AND  CASH  EQUIVALENTS AT  BEGINNING  OF  YEAR                9.9                8.7

CASH   AND   CASH  EQUIVALENTS  AT  END  OF  PERIOD             $  72.4           $   45.3


                      ILLINOIS POWER COMPANY
                         _______________

                  NOTES TO FINANCIAL STATEMENTS

General

     Financial  Statement note disclosures, normally included  in
financial   statements  prepared  in  conformity  with  generally
accepted accounting principles, have been omitted in this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Illinois Power
Company   (the   "Company"),  the  disclosures  and   information
contained in this Form 10-Q are adequate and not misleading. See the Company's Form 10-K for the year ended December 31, 1993 and the "Notes to Financial Statements" in the Company's 1993 Annual Report incorporated by reference in the Company's Form 10-K for the year ended December 31, 1993 for information relevant to the financial statements contained herein, including information as to certain regulatory and environmental matters involving the Company and as to the significant accounting policies followed by the Company.

     In the opinion of the Company, the accompanying unaudited financial statements reflect all adjustments necessary to present fairly the Balance Sheet as of March 31, 1994 and December 31, 1993, the Statement of Income for the three months ended March 31, 1994 and 1993, and the Statement of Cash Flows for the three months ended March 31, 1994 and 1993. Due to seasonal and other factors which are characteristic of electric and gas utility operations, interim period results are not necessarily indicative of results to be expected for the year.

Accounting Matters

    Decommissioning

      The Company is responsible for its ownership share of the costs of decommissioning the Clinton Power Station (Clinton).
Based on Nuclear Regulatory Commission (NRC) regulations that establish a minimum funding level, at December 31, 1993, the
Company's 86.8% share of Clinton decommissioning costs is estimated to be approximately $344 million in 1993 dollars and approximately $908 million in 2026 dollars. The NRC minimum is based only on the cost of removing radioactive plant structures. A site-specific study to estimate the costs of dismantling, removal and disposal of Clinton has not been made; however, the Company plans to undertake this study later in 1994. This study may result in projected decommissioning costs higher than the NRC specified funding level.

      Decommissioning costs are accrued over the expected useful service life of Clinton, which is approximately 33 years at March 31, 1994. The accrual is based on the annual levelized unrecovered portion of estimated decommissioning costs, which are escalated for inflation to the expected time of decommissioning and are net of expected earnings on the decommissioning trust funds. Decommissioning accruals are recorded as depreciation expense and as a liability for decommissioning on the Statements of Income and the Balance Sheets, respectively. The current accrual for decommissioning costs is based on the estimates noted above and include assumptions of a 3% escalation factor for inflation and a return on decommissioning trust fund assets of 7% after taxes.

      The Company is collecting future decommissioning costs through its rates based on an Illinois Commerce Commission (ICC) approved formula that allows the Company to adjust rates annually for changes in decommissioning cost estimates. External trusts, as prescribed under Illinois law and authorized by the ICC, have been established to accumulate funds for the future decommissioning of Clinton. At March 31, 1994, the book value of
assets   accumulated  in  the
 external  trusts  and  the   total
decommissioning liability were each approximately $19 million. The Company recognizes earnings and expenses from the trust funds as changes in the assets and liabilities relating to these funds. The net earnings on the external decommissioning trust funds for both quarters ended March 31, 1994 and 1993 were approximately $.2 million.

      See "Decommissioning" under "Management's Discussion and Analysis of Financial Condition and Results of Operations " on page 9 for further discussion. See "Notes to Financial Statements" presented in the Company's 1993 Annual Report incorporated by reference in the Company's Form 10-K for the year ended December 31, 1993 for further discussion of decommissioning.

                     ILLINOIS POWER COMPANY

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Reference is made to Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the Company's 1993 Annual Report incorporated by reference in the Company's Form 10-K for the year ended December 31, 1993. Important factors affecting financial condition and results of operations between the periods indicted are as follows:

Liquidity and Capital Resources

Regulatory Matters

     1993 Gas Rate Case

      On April 6, 1994, the ICC approved an increase of $18.9 million or 6.1% in the Company's natural gas base rates. The increase will be partially offset by approximately $15.3 million in savings from lower gas costs resulting from the expansion of the Hillsboro gas storage field. The net increase to customers will be approximately $3.6 million or 1.1%. The approved authorized rate of return on rate base is 9.29%, with a rate of return on common equity of 11.24%. The Company's last gas rate increase was effective January 1983 followed by a gas rate decrease in December 1984.

      In December 1992, the Company filed a petition with the ICC to lower the gas utility plant composite depreciation rate to 3.4% The proposed reduction was based on new estimates of remaining plant life as developed in a gas depreciation study completed in 1992. In July 1993 the ICC issued an order approving the new rate effective on the date of the order in the Company's pending gas rate case, which was issued on April 6, 1994.

Formation of Holding Company

      On May 3, the Federal Energy Regulatory Commission (FERC) issued an order approving the Company's proposed formation of a holding company structure. The Company is still awaiting action by the Securities and Exchange Commission (SEC) on the application it has filed with the SEC under the Public Utility Holding Company Act of 1935 with respect to formation of the holding company.

Decommissioning

      The SEC staff has questioned certain current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements. In response to these questions the Edison Electric Institute, on behalf of the electric utility industry, has requested the Financial Accounting Standards Board to review the accounting for removal costs of nuclear generating stations, including decommissioning. Although it is too early to determine whether any changes to current electric utility industry accounting practices for decommissioning will be adopted, some of the proposals under consideration include: (1) an increase in the annual provision for decommissioning; (2) recording the estimated total cost for decommissioning as a liability; and (3) reporting trust fund income from the external decommissioning trusts as investment income. The Company believes that these changes, if required, would not have an adverse effect on results of operations due to its current and anticipated future ability to recover decommissioning costs through rates.

Capital Resources and Requirements

      Cash flow from operations during the current quarter provided sufficient working capital to meet ongoing operating and construction requirements and to service existing preferred and common stock dividends and debt requirements. Additionally, the Company expects current rates will enable it to meet future operating requirements and continue to service its existing debt, preferred stock and common stock dividends, sinking fund requirements and all or nearly all of its anticipated construction requirements.

     Capital requirements for construction were approximately $38 million and $33 million during the three months ended March 31, 1994 and 1993, respectively.

     The Company's mortgage bonds are currently rated BBB by Duff & Phelps, Baa2 by Moody's and BBB by Standard & Poor's. On April 13, 1994 Standard & Poor's lowered the Company's mortgage bonds to a rating of BBB from BBB+. This action came after Standard and Poor's reviewed the Company's specific business position in light of revised standards it adopted in 1993 for review of utility business and financial risks, based in part on a subjective evaluation of factors such as anticipated growth in service territory, industrial sales as a proportion of total revenues, regulatory environment and nuclear plant ownership. On April 4, 1994 Duff & Phelps upgraded the Company's preferred stock rating from BB+ to BBB-. The Company's preferred stock is currently rated baa3 by Moody's and BBB- by Standard & Poor's. As a result of the September 1993 write-off relating to deferred Clinton post-construction costs, based upon the most restrictive earnings test contained in the Company's First Mortgage and Deed of Trust, the Company anticipates that it will be prohibited from issuing additional first mortgage bonds for other than refunding purposes until mid-1994. The Company's ability to issue additional first mortgage bonds for refunding purposes is similarly limited by this earnings test in cases where the bonds to be redeemed are not within two years of maturity. The Company has adequate short- and intermediate-term bank borrowing capacity.

     The Company has current Board and ICC authorization to issue up to an additional $117 million of debt securities for refinancing purposes. The Company has received ICC authorization to sell up to $50 million of additional accounts receivable and to issue up to $56.5 million of preferred stock.

      In February 1994 the Company redeemed $12 million of mandatorily redeemable serial preferred stock and issued $35.6 million of 5.7% First Mortgage Bonds pursuant to a forward contract entered into in June 1992. In May, the forward contract proceeds will be used to retire $35.6 million First Mortgage Bonds, 11 5/8% Series due 2014 (Pollution Control Series D).

Results of Operations

           Three Months Ended March 31, 1994 and 1993

      Electric Operations - The current quarter increase of $30.1 million in electric revenues is primarily due to increased sales to the residential, commercial and industrial sectors and to the effects of recovery of higher fuel costs through the Uniform Fuel Adjustment Clause. Total kilowatt-hour sales (excluding interchange and sales to municipalities) increased 10.6% or 414 million kwh from the first quarter 1993. This resulted primarily from an increase in residential sales of 9.0% (107 million kwh), an increase in commercial sales of 5.6% (45 million kwh), and an increase in industrial sales of 13.1% (245 million kwh). Interchange sales increased $4.5 million due to increased sales opportunities.

      The current quarter cost of fuel for electric plants increased $14.4 million and electric generation increased 3.3%. The increase in fuel cost was attributable to increased generation and the effects of the Uniform Fuel Adjustment Clause. The equivalent availability of Clinton was 99% for both the three months ended March 31, 1994 and 1993, respectively. The equivalent availability of the Company's coal-fired plants was 71% and 80% for the three months ended March 31, 1994 and 1993, respectively, decreasing primarily due to scheduled outages. Power purchased for the current quarter increased $6.1 million due to increased purchases at lower-than-expected prices and increased sales opportunities.

     Gas Operations - Gas revenues increased $13.2 million in the first quarter of 1994 primarily due to the effects of the Uniform Gas Adjustment Clause. Therm sales increased 7.4% (21 million therms) and therms transported increased 5.8% (4 million therms) resulting in a combined increase in gas consumption of 7.1% (25 million therms). Residential sales increased 8.3% (16 million therms), commercial sales and transport increased 9.9% (7 million therms) and industrial sales and transport increased 2.3% (2 million therms).

     The cost of gas purchased for resale increased $14.3 million in the current quarter as a result of higher costs of gas, increased sales and the effects of the Uniform Gas Adjustment
Clause.

      Gas bypass (i.e., connection by the natural gas customer directly to a pipeline, "bypassing" the Company's transportation service) continues to be actively considered and utilized by several of the Company's large customers. The Company is aggressively competing with the bypass options available to these customers in an attempt to minimize the potential loss in earnings.

      Miscellaneous - net - The current quarter increase of  $4.1 million is primarily a result of increased coal transportation costs related to the 1993 United Mine Workers' strike and the flooding in the Midwest.

     Interest on Long-Term Debt - The current quarter decrease of $5.5 million (13.7%) in interest on long-term debt is a result of the Company's continued refinancing plans to replace existing debt with lower-cost debt.

      Earnings per Common Share - The earnings per common share during the first quarter of 1994 and 1993 resulted from the interaction of all other factors discussed herein and lower dividend requirements due to the redemption of preferred stock in 1994 and 1993.

                Part II.  Other Information

Item 1.   Legal Proceedings

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

           At a special meeting on February 9, 1994, the stockholders of the Company approved an agreement and plan of merger for creation of a holding company. 57,647,534 shares were voted for the proposal, 2,087,569 against, 1,334,718 abstained, and there were no broker non-votes. The holding company has been named Illinova Corporation. This action was taken as part of the ICC's approval for the funding of IP Group, Inc., a non-regulated subsidiary of the Company. Documents have been filed relating to the formation of a holding company with the ICC, the FERC, the SEC under the Public Utility Holding Company Act and the NRC. In January 1994, the NRC gave its consent to the restructuring. On May 3, the FERC issued an order approving the Company's holding company filing. The Company is still awaiting action by the SEC on the Company's application to the SEC under the Public Utility Holding Company Act of 1935.

Item 6.   Exhibits and Reports on Form 8-K

     (a)       Exhibits

               None

     (b)       Reports on Form 8-K since December 31, 1993:

               A  Current  Report on Form 8-K, dated February  9,
     1994, was filed reporting under Item 5, Other Events.


                           SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ILLINOIS POWER COMPANY
                                        (Registrant)



                                   By  /S/ Alec G. Dreyer

                                     Alec G. Dreyer, Controller
                                     on behalf of the Registrant
                                     and as Principal Accounting Officer

Date:  May 10, 1994