Form 10-Q
period 1994-06-30
ILLINOIS POWER CO
filed 1994-08-15
CIK 49816

- - - 3 -

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D. C. 20549

                          Form 10-Q

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended              June 30, 1994

                             OR

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from
                      to______________


Commission   Registrants;  State of Incorporation;           IRS Employer
File Number      Address; and Telephone Number            Identification No.

 1-11327                 Illinova Corporation                 37-1319890
                       (an Illinois Corporation)
                        500 S. 27th Street
                       Decatur, IL  62526-1805
                           (217) 424-6600

  1-3004                 Illinois Power Company               37-0344645
                       (an Illinois Corporation)
                           500 S. 27th Street
                          Decatur, IL  62526-1805
                               (217) 424-6600

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) have been subject to such filing requirements for the past 90 days.

Illinova Corporation     Yes        No   X        (subject
                                              to filing requirements of the
                                         Securities Exchange Act of 1934 as of
                                                  May 27, 1994)

Illinois Power Company   Yes    X     No

     Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

Illinova Corporation     Common stock, no par value,75,643,937
                         shares outstanding at July 31, 1994

Illinois Power Company   Common stock, no par value,75,643,937
                         shares outstanding held by
                         Illinova Corporation at July 31,1994

      Total number of sequentially numbered pages is 18
                    ILLINOVA CORPORATION
                   ILLINOIS POWER COMPANY

This combined Form 10-Q is separately filed by Illinova Corporation and Illinois Power Company. Prior to this filing, Illinova was not a reporting company for purposes of the Securities Exchange Act of 1934, and Illinois Power Company filed its own separate reports on Form 10-Q. Information contained herein relating to Illinois Power Company is filed by Illinova Corporation and separately by Illinois Power Company on its own behalf. Illinois Power Company makes no representation as to information relating to Illinova Corporation or its subsidiaries, except as it may relate to Illinois Power Company.

        FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1994
                            INDEX


Page No.
Part 1.  FINANCIAL INFORMATION

 Item 1. Financial Statements

         Illinova Corporation

              Consolidated Balance Sheets         3 - 4

              Consolidated Statements of Income       5

              Consolidated Statements of Cash Flows   6

         Illinois Power Company

              Balance Sheets                      7 - 8

              Statements of Income                    9

              Statements of Cash Flows               10

         Notes to Consolidated Financial Statements
              Illinova Corporation and Illinois Power
Company  11

 Item 2.      Management's Discussion and Analysis of
Financial
              Condition and Results of Operations
              Illinova Corporation and Illinois Power
Company  12 - 15


Part II.  OTHER INFORMATION

 Item 1: Legal Proceedings                           16

 Item 6: Exhibits and Reports on Form 8-K            16

 Signatures
17 - 18
                PART I. FINANCIAL INFORMATION

                    ILLINOVA CORPORATION
                 CONSOLIDATED BALANCE SHEETS
      (See accompanying Notes to Financial Statements)


                                        June 30,    December 31,
                                           1994         1993
ASSETS                                 (Unaudited)


                                           (Millions of Dollars)

Utility Plant, at original cost
 Electric (includes construction work in progress
  of $234.6 million and $218.7 million,
   respectively)                      $  5,950.1     $ 5,889.4
 Gas (includes construction work in progress
  of $14.5 million and $18.8 million,
   respectively)                           596.9         589.9
                                         6,547.0       6,479.3
Less-Accumulated depreciation            2,039.0       1,974.6
                                         4,508.0       4,504.7
Nuclear fuel in process                      6.9           6.6
Nuclear fuel under capital lease           110.3         128.5
   Total utility plant                   4,625.2       4,639.8

Investments and Other Assets                20.6          20.1

Current Assets
 Cash and cash equivalents                  33.3           9.9
 Accounts receivable (less allowance for doubtful
  accounts of $4.0 million)
   Service                                  89.3          85.2
   Other                                    36.5          37.5
 Accrued unbilled revenue                   41.4          49.0
 Material and supplies, at average cost    131.1         131.6
 Prepayments and other                      41.5          31.8
   Total current assets                    373.1         345.0

Deferred Charges
 Deferred Clinton costs                    112.6         114.3
 Recoverable income taxes                  119.8         108.0
 Other                                     196.4         196.3
   Total deferred charges                  428.8         418.6
                                     $   5,447.7    $  5,423.5
                    ILLINOVA CORPORATION
                 CONSOLIDATED BALANCE SHEETS
      (See accompanying Notes to Financial Statements)


                                        June 30,    December 31,
                                           1994         1993
CAPITAL AND LIABILITIES                (Unaudited)


                                         (Millions of Dollars)

Capitalization
 Common stock -
  No par value, 100,000,000 shares authorized;
  75,643,937 shares outstanding, stated
    at                             $    1,424.6   $   1,424.6
 Less - Deferred compensation - ESOP       26.7          28.2
 Retained earnings (deficit)               (9.2)        (64.6)
 Less - Capital stock expense              10.6          10.8
 Preferred and preference stock of
   subsidiary                             303.7         303.7
 Mandatorily redeemable preferred stock
   of subsidiary                           36.0          48.0
 Long-term debt                         1,943.6       1,926.3
   Total capitalization                 3,661.4       3,599.0

Current Liabilities
 Accounts payable                         100.1         128.8
 Notes payable                            116.4          92.3
 Long-term debt and lease obligations
  maturing within one year                145.1         187.7
 Other                                    155.9         197.9
   Total current liabilities              517.5         606.7

Deferred Credits
 Accumulated deferred income taxes        954.2         906.4
 Accumulated deferred investment tax
   credits                                226.4         230.5
 Other                                     88.2          80.9
   Total deferred credits               1,268.8       1,217.8

                                     $  5,447.7    $  5,423.5
                    ILLINOVA CORPORATION
              CONSOLIDATED STATEMENTS OF INCOME
      (See accompanying Notes to Financial Statements)


                              Three Months EndedSix Months E
nded
                                June 30,          June 30,
                               1994    1993     1994     1993
                                               (Unaudited)
                                  (Millions except per share)

Operating Revenues:
 Electric                $   270.2$   265.1$   549.7$   514.5
 Electric interchange         28.5     25.3     53.1     45.4
 Gas                          50.9      60.1    189.7    185.7
   Total                     349.6    350.5    792.5    745.6
Operating Expenses and Taxes:
 Fuel for electric plants     57.7     54.8    128.7    111.4
 Power purchased              16.7     13.1     26.7     17.1
 Gas purchased for resale     18.8     28.6    116.4    111.8
 Other operating expenses     63.2     65.0    129.3    128.0
 Maintenance                  23.6     25.0     43.7     47.2
 Depreciation                 43.8     42.2     87.7     83.6
 Amortization of excess unprotected
  deferred taxes               -       (1.4)    (1.4)    (2.8)
 General taxes                28.6     31.6     67.2     66.4
 Deferred Clinton costs        0.9      2.8      1.8      5.6
 Income Taxes                 24.1      20.9      48.9      41.0
   Total                     277.4    282.6    649.0    609.3
Operating Income               72.2      67.9    143.5    136.3
Other Income and Deductions:
 Allowance for equity funds used
  during construction          1.1      0.5      2.0      1.0
 Miscellaneous - net          (1.5)    (0.2)    (5.7)    (0.3)
   Total                      (0.4)     0.3     (3.7)     0.7

Income Before Interest Charges
   & Other                    71.8     68.2    139.8    137.0
Interest Charges & Other:
 Interest on long-term debt   35.5     37.9     70.2     78.1
 Other interest charges        2.3      1.8      4.0      3.6
 Allowance for borrowed funds used
  during construction         (1.5)     (0.8)    (3.1)    (2.0)
 Preferred dividend requirements of
  subsidiary                   6.0        6.8     11.9     13.8
   Total                      42.3       45.7     83.0     93.5

 Net Income              $    29.5$    22.5 $   56.8 $    43.5

Net Earnings per common share $ 0.39 $ 0.30  $ 0.75  $   0.57
Cash  dividends  declared per
   common  share            $ 0.20   $0.20   $ 0.20  $   0.40
Cash dividends paid per
   common share             $ 0.20 $  0.20   $ 0.40  $   0.40
Weighted average number of common
 shares outstanding during
   period               75,643,937 75,643,937 75,643,937 75,643,937
                    ILLINOVA CORPORATION
            CONSOLIDATED STATEMENTS OF CASH FLOWS
      (See accompanying Notes to Financial Statements)


                                          Six Months Ended
                                              June 30,
                                         1994           1993
                                            (Unaudited)
                                       (Millions of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                        $    56.8       $   43.5
 Items not requiring cash, net         108.2          110.1
 Changes in assets and liabilities     (29.5)          13.5
 Net cash provided by operating
    activities                         135.5          167.1

CASH FLOWS FROM INVESTING ACTIVITIES:
 Construction expenditures             (83.6)         (91.9)
 Other investing activities             (3.0)          (6.0)
 Net cash used in investing activities (86.6)         (97.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends on common stock            (30.3)         (30.3)
 Redemptions -
  Short-term debt                      (99.5)        (102.1)
  Long-term debt                       (35.8)        (360.2)
  Preferred stock of subsidiary        (12.0)         (22.0)
 Issuances -
  Short-term debt                      123.6          134.5
  Long-term debt                        35.6          345.0
  Preferred stock of subsidiary         --             43.5
 Other financing activities             (7.1)         (20.5)
 Net cash used in financing activities (25.5)         (12.1)

NET CHANGE IN CASH AND CASH EQUIVALENTS  23.4           57.1
CASH AND CASH EQUIVALENTS AT BEGINNING
   OF YEAR                                9.9            8.7

CASH AND CASH EQUIVALENTS AT END OF PERIOD$   33.3  $   65.8

                   ILLINOIS POWER COMPANY
                       BALANCE SHEETS
      (See accompanying Notes to Financial Statements)


                                        June 30,    December 31,
                                           1994         1993
ASSETS                                 (Unaudited)


                                           (Millions of Dollars)

Utility Plant, at original cost
 Electric (includes construction work in progress
  of $234.6 million and $218.7 million,
      respectively)                   $  5,950.1     $ 5,889.4
 Gas (includes construction work in progress
  of $14.5 million and $18.8 million,
      respectively)                        596.9         589.9
                                         6,547.0       6,479.3
Less-Accumulated depreciation            2,039.0       1,974.6
                                         4,508.0       4,504.7
Nuclear fuel in process                      6.9           6.6
Nuclear fuel under capital lease           110.3         128.5
   Total utility plant                  4,625.2       4,639.8

Investments and Other Assets                16.1          15.4

Current Assets
 Cash and cash equivalents                 16.1           9.3
 Accounts receivable (less allowance for doubtful
  accounts of $4.0 million)
   Service                                 89.3          85.2
   Other                                   37.9          37.5
 Accrued unbilled revenue                  41.4          49.0
 Material and supplies, at average cost   131.1         131.6
 Prepayments and other                     41.3          31.7
   Total current assets                   357.1         344.3

Deferred Charges
 Deferred Clinton costs                   112.6         114.3
 Recoverable income taxes                 119.8         108.0
 Other                                    193.4         195.1
   Total deferred charges                 425.8         417.4

                                        $ 5,424.2    $ 5,416.9
                   ILLINOIS POWER COMPANY
                       BALANCE SHEETS
      (See accompanying Notes to Financial Statements)


                                        June 30,    December 31,
                                           1994         1993
CAPITAL AND LIABILITIES                (Unaudited)


                                             (Millions of Dollars)

Capitalization
 Common stock -
  No par value, 100,000,000 shares authorized;
  75,643,937 shares outstanding, stated at$    1,424.6$   1,424.6
 Less - Deferred compensation - ESOP       26.7          28.2
 Retained earnings (deficit)              (18.4)        (71.0)
 Less - Capital stock expense              10.6          10.8
 Preferred and preference stock           303.7         303.7
 Mandatorily redeemable preferred stock    36.0          48.0
 Long-term debt                         1,943.6       1,926.3
   Total capitalization                 3,652.2       3,592.6

Current Liabilities
 Accounts payable                         100.2         128.4
 Notes payable                            115.3          92.3
 Long-term debt and lease obligations maturing
  within one year                         145.1         187.7
 Other                                    140.7         197.9
   Total current liabilities              501.3         606.3

Deferred Credits
 Accumulated deferred income taxes        956.1         906.6
 Accumulated deferred investment tax credits226.4       230.5
 Other                                     88.2          80.9
   Total deferred credits               1,270.7       1,218.0

                                       $ 5,424.2     $ 5,416.9
                   ILLINOIS POWER COMPANY
                    STATEMENTS OF INCOME
      (See accompanying Notes to Financial Statements)


                              Three Months EndedSix Months E
nded
                                June 30,          June 30,
                               1994    1993     1994     1993
                                               (Unaudited)
                            (Millions  except per share)

Operating Revenues:
 Electric                $   270.2$   265.1 $   549.7$   514.5
 Electric interchange         28.5     25.3      53.1     45.4
 Gas                          50.9      60.1     189.7     185.7
   Total                     349.6    350.5     792.5     745.6
Operating Expenses and Taxes:
 Fuel for electric plants     57.7     54.8     128.7    111.4
 Power purchased              16.7     13.1      26.7     17.1
 Gas purchased for resale     18.8     28.6     116.4    111.8
 Other operating expenses     63.2     65.0     129.3    128.0
 Maintenance                  23.6     25.0      43.7     47.2
 Depreciation                 43.8     42.2      87.7     83.6
 Amortization of excess unprotected
  deferred taxes               -       (1.4)     (1.4)    (2.8)
 General taxes                28.6     31.6      67.2     66.4
 Deferred Clinton costs        0.9      2.8       1.8      5.6
 Income Taxes                 24.1      20.9      48.9      41.0
   Total                     277.4    282.6     649.0    609.3
Operating Income                72.2      67.9    143.5    136.3
Other Income and Deductions:
 Allowance for equity funds used
  during construction          1.1      0.5       2.0      1.0
 Miscellaneous - net           0.7     (0.2)     (3.5)    (0.3)
   Total                       1.8      0.3      (1.5)     0.7

Income Before Interest Charges74.0      68.2    142.0   137.0
Interest Charges:
 Interest on long-term debt   35.5     37.9      70.2     78.1
 Other interest charges        2.3      1.8       4.0      3.6
 Allowance for borrowed funds used
  during construction         (1.5)    (0.8)     (3.1)      (2.0)
   Total                      36.3      38.9      71.1      79.7

Net Income                     37.7     29.3      70.9     57.3
Preferred dividend requirements 6.0      6.8      11.9     13.8
Net Income applicable to
 common stock           $     31.7$    22.5 $    59.0$    43.5

Net Earnings per common share     $    0.42 $    0.30$    0.78   $    0.57
Cash dividends declared per common
   share                          $    0.20 $    0.20$    0.20   $    0.40
Cash dividends paid per common
   share                          $    0.40 $    0.20$    0.60   $    0.40
Weighted average number of common
 shares outstanding during period75,643,937 75,643,937 75,643,937   75,643,937
                   ILLINOIS POWER COMPANY
                  STATEMENTS OF CASH FLOWS
      (See accompanying Notes to Financial Statements)


                                          Six Months Ended
                                              June 30,
                                         1994           1993
                                            (Unaudited)
                                       (Millions of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                        $    70.9       $   57.3
 Items not requiring cash, net         109.7          110.1
 Changes in assets and liabilities     (28.6)          13.5
 Net cash provided by operating activities    152.0   180.9

CASH FLOWS FROM INVESTING ACTIVITIES:
 Construction expenditures             (83.6)         (91.9)
 Other investing activities             (8.0)          (6.0)
 Net cash used in investing activities (91.6)         (97.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends on preferred and common stock(57.5)       (44.5)
 Redemptions -
  Short-term debt                      (99.5)       (102.1)
  Long-term debt                       (35.8)       (360.2)
  Preferred Stock                      (12.0)        (22.0)
 Issuances -
  Short-term debt                      122.5          134.5
  Long-term debt                        35.6          345.0
  Preferred stock                       --             43.5
 Other financing activities             (6.9)         (20.1)
 Net cash used in financing activities (53.6)         (25.9)

NET CHANGE IN CASH AND CASH EQUIVALENTS   6.8           57.1
CASH AND CASH EQUIVALENTS AT BEGINNING
   OF YEAR                                9.3            8.7

CASH AND CASH EQUIVALENTS AT END OF PERIOD$  16.1    $  65.8


       ILLINOVA CORPORATION AND ILLINOIS POWER COMPANY

                NOTES TO FINANCIAL STATEMENTS

General

     On May 27, 1994, Illinova Corporation (Illinova), a holding company, became the parent of Illinois Power Company
(IP) pursuant to a share-for-share conversion of Illinois Power Company common stock into Illinova common stock. On June 8, 1994, Illinova Generating Company (formerly IP Group, Inc.), a subsidiary of Illinois Power Company, was transferred as a dividend in the amount of $9.2 million from Illinois Power Company to Illinova, effectively establishing Illinova Generating Company as a subsidiary of Illinova.

     Financial Statement note disclosures, normally included
in   financial   statements  prepared  in  conformity   with
generally accepted accounting principles, have been omitted in this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the
opinion   of  Illinova  Corporation,  the  disclosures   and
information contained in this Form 10-Q are adequate and not misleading. See IP's Form 10-K for the year ended December 31, 1993 and the "Notes to Financial Statements" in IP's 1993 Annual Report incorporated by reference in IP's Form 10-K for the year ended December 31, 1993, and IP's report on Form 10-Q for the quarter ended March 31, 1994, for information relevant to the financial statements contained herein, including information as to certain regulatory and environmental matters involving IP and as to the significant accounting policies followed by IP.

     In the opinion of Illinova, the accompanying unaudited financial statements reflect all adjustments necessary to present fairly the Consolidated Balance Sheets as of June 30, 1994 and December 31, 1993, the Consolidated Statements of Income for the three months and six months ended June 30, 1994 and 1993, and the Consolidated Statements of Cash Flows for the six months ended June 30, 1994 and 1993. In addition, it is Illinova's opinion that the accompanying unaudited financial statements for IP reflect all adjustments necessary to present fairly the Balance Sheets as of June 30, 1994 and December 31, 1993, the Statements of Income for the three months and six months ended June 30, 1994 and 1993, and the Statements of Cash Flows for the six months ended June 30, 1994 and 1993. Due to seasonal and other factors which are characteristic of electric and gas utility operations, interim period results are not necessarily indicative of results to be expected for the year.

Accounting Matters

    Consolidation

      The consolidated financial statements include the accounts of Illinova, IP and Illinova Generating. Intercompany balances and transactions have been eliminated from the consolidated financial statements. All non-utility operating transactions are included in the section titled Other Income and Deductions, "Miscellaneous-net" in the Consolidated Statements of Income. Prior year amounts have been reclassified on a basis consistent with the June 30, 1994, presentation.

     IP's  financial condition and results of operation  are
currently   the   principal  factors  affecting   Illinova's
financial condition and results of operations.

Regulatory Matters

    Decommissioning

    See "Decommissioning" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Page 13 and in IP's Report on Form 10-Q for the quarter ended March 31, 1994, for further discussion.
       ILLINOVA CORPORATION AND ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Reference is made to Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in IP's 1993 Annual Report incorporated by reference in IP's Form 10-K for the year ended December 31, 1993, and IP's Report on Form 10-Q for the quarter ended March 31, 1994. Important factors affecting financial condition and results of operations between the periods indicated are as follows:

Formation of Holding Company

      The Federal Energy Regulatory Commission (FERC) issued an order approving the Company's proposed formation of a holding company structure. IP received approval from the Securities and Exchange Commission (SEC) to allow the proposed holding company to operate exempt from SEC regulation under the Public Utility Holding Company Act of 1935. On May 27, the holding company (Illinova Corporation) was officially formed with the filing of documents with the Illinois Secretary of State, establishing IP as a subsidiary thereof. On June 8, Illinova Generating Company (formerly IP Group Inc.) was transferred from IP to Illinova and became Illinova's second subsidiary. On that same day, the Board of Directors of Illinova formally approved the corporation's third subsidiary, Illinova Power Marketing, Inc.

      IP, the primary business subsidiary, is engaged in the generation, transmission, distribution and sale of electric energy and the distribution, transportation and sale of natural gas in the State of Illinois. Illinova Generating Company invests in energy supply projects throughout the world. Illinova Power Marketing plans to become active in the business of brokering electric power to various customers. On July 20, Illinova Power Marketing filed a request for FERC approval to buy electricity from producers and sell at market rates to wholesale customers (i.e., utilities, electric cooperatives, municipalities) which are at least two systems away from IP. Eventually, the subsidiary intends to sell electricity directly to industrial and commercial customers. Illinova Power Marketing is one of many companies seeking authorization from FERC to sell power at market-based prices.

Liquidity and Capital Resources

     Dividends

      On  March  23, 1994, the Illinois Commerce  Commission
(ICC) granted IP permission to declare and pay common and preferred dividends for the third and fourth quarters of 1994, with dividends on common stock not to exceed 20 cents per share per quarter, in the event of a negative retained earnings balance, contingent on satisfaction of certain net income, cash flow and capitalization requirements as set forth in the ICC order. On June 8, 1994, the Board of Directors of Illinova and IP declared common stock dividends for the third quarter of 1994. IP declared and paid its common dividend to Illinova in order to fund the eventual dividend payment by Illinova to its common shareholders. In addition, IP declared preferred stock dividends for the third quarter of 1994.

     Decommissioning

     The SEC staff has questioned certain current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements. In response to these questions, the Edison Electric Institute, on behalf of the electric utility industry, requested the Financial Accounting Standards Board
(FASB) to review the accounting for removal costs of nuclear generating stations, including decommissioning. In June 1994, the FASB added a project to its agenda that would address the accounting for decommissioning for nuclear power plants. The objective of the project is to determine if and when a liability for nuclear decommissioning should be recognized, and if so, how the liability should be measured and whether a corresponding asset should be created. Although it is too early to determine whether any changes to current electric utility industry accounting practices for decommissioning will be adopted, IP believes, based on current information, that any changes, if required, would not have an adverse effect on results of operations due to its current and anticipated future ability to recover decommissioning costs through rates. The FASB's decommissioning project is expected to begin in the third quarter of 1994.

     Capital Resources and Requirements

      Cash flow from operations during the first six months of 1994 provided sufficient working capital to meet ongoing operating and construction requirements and to service existing preferred and common stock dividends and debt requirements for Illinova and its subsidiaries. Additionally, Illinova and its subsidiaries believe internal and external sources of capital will be available to meet future operating requirements and continue to service existing debt, preferred stock and common stock dividends, sinking fund requirements and all or nearly all anticipated construction requirements.

       IP's  capital  requirements  for  construction   were
approximately $84 million and $92 million during the six months ended June 30, 1994 and 1993, respectively.

      Illinois Power Company mortgage bonds are currently rated BBB by Duff & Phelps, Baa2 by Moody's and BBB by Standard & Poor's. IP's preferred stock is currently rated BBB by Duff & Phelps, baa3 by Moody's and BBB- by Standard & Poor's. As a result of the September 1993 write-off relating to deferred Clinton post-construction costs, based upon the most restrictive earnings test contained in IP's First Mortgage and Deed of Trust, IP anticipates that it will be prohibited from issuing additional first mortgage bonds for other than refunding purposes until September, 1994. IP's ability to issue additional first mortgage bonds for refunding purposes is similarly limited by this earnings test in cases where the bonds to be redeemed are not within two years of maturity. Both Illinova and IP have adequate short- and intermediate-term bank borrowing capacity.

IP has current Board of Directors authorization to issue up to $255 million of debt securities and $156 million of preferred stock. Currently, IP has received ICC authorization to issue $117 million of debt securities and $56 million of preferred stock. However, ICC authorization to issue $5 million of debt securities and $56 million of preferred stock will expire in October of this year.

     Regulatory Matters

      See "1993 Gas Rate Case" under "Regulatory Matters" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in IP's Report on Form 10-Q for the quarter ended March 31, 1994, for a discussion of the financial impacts of the ICC rate order issued on April 6, 1994.

Results of Operations

          Three Months Ended June 30, 1994 and 1993

      Electric Operations - The current quarter increase of $5.1 million in electric revenues is primarily due to increased sales to the industrial sector. Total kilowatt-hour sales (excluding interchange and sales to municipalities) increased 5.5% or 212 million kwh from the second quarter 1993. The primary reason for this result was an increase in industrial sales of 10.7% (218 million kwh) due to the improving economic conditions throughout IP's territory. Interchange revenues increased $3.2 million due to increased sales opportunities.

      The current quarter cost of fuel for electric plants increased $2.9 million and electric generation increased 6.4%. The increase in fuel cost was attributable to increased generation and the impact of the Uniform Fuel Adjustment Clause. The equivalent availability of Clinton was 86% and 99% for the three months ended June 30, 1994 and 1993, respectively. Clinton's decrease in equivalent availability stems from a scheduled outage in April 1994. The equivalent availability for IP's coal-fired plants was 71% and 76% for the three months ended June 30, 1994 and 1993, respectively. Power purchased and interchanged for the current quarter increased $3.6 million due to increased sales opportunities.

     Gas Operations - Gas revenues decreased $9.2 million in the second quarter of 1994 due to milder temperatures in the latter part of the heating season and the effects of the Uniform Gas Adjustment Clause. Therm sales decreased 20.0% (18 million therms) but was partially offset by an increase in therms transported which resulted in only a 0.8% decrease in gas consumption. Residential sales decreased 14.3% (7 million therms), commercial sales and transport decreased 27.3% (5 million therms) and industrial sales and transport increased 19.7% (12 million therms).

      The  cost  of gas purchased for resale decreased  $9.8
million in the second quarter as a result of the effects of the Uniform Gas Adjustment Clause, lower costs of gas and decreased sales.

      Gas  bypass  (i.e.,  connection  by  the  natural  gas
customer directly to a pipeline, "bypassing" IP's transportation service) continues to be actively considered and utilized by several of IP's large customers. IP is aggressively competing with the bypass options available to these customers in an attempt to minimize the potential loss in earnings.

      Interest on Long-Term Debt - The current quarter decrease of $2.4 million (6.3%) in interest on long-term debt is due to IP's 1993 refinancing of higher-cost debt with lower-cost debt.

      Earnings per Common Share - The earnings per common share during the second quarter of 1994 and 1993 resulted from the interaction of all other factors discussed herein and lower dividend requirements due to the redemption of preferred stock in 1994 and 1993.
           Six Months Ended June 30, 1994 and 1993

      Electric  Operations - The current period increase  of
$35.2 million in electric revenues is primarily due to increased sales across all classes of customers. Total kilowatt-hour sales (excluding interchange and sales to municipalities) increased 8.3% or 640 million kwh. With heating degree days being 3 percent less than last year and 6 percent less than normal, weather had little impact on the increases in both residential sales of 5.0% (104 million kwh) and commercial sales of 3.6% (57 million kwh) and can largely be attributed to the reviving economy in IP's territory. The improving economy also contributed to an increase in sales for the industrial sector of 11.6% (454 million kwh). Interchange revenues increased $7.7 million mainly due to increased sales opportunities.

      The current period cost of fuel for electric plants increased $17.3 million with electric generation increasing 4.8%. The increase in fuel cost is a result of an increase in higher-cost fossil generation and a decrease in lower-cost nuclear generation coupled with the effects of the Uniform Fuel Adjustment Clause. The equivalent availability of Clinton was 93% and 99% for the six months ended June 30, 1994 and 1993, respectively. The equivalent availability of IP's coal-fired plants was 71% and 78% for the six months ended June 30, 1994 and 1993, respectively. Power purchased and interchanged for the period increased $9.6 million due to increased purchases and increased sales opportunities.

     Gas Operations - Gas revenues increased $4.0 million in the current period due mainly to the effects of the Uniform Gas Adjustment Clause. Therm sales increased 0.8% (3 million therms) and therms transported increased 20.3% (21 million therms) for a combined increase in gas consumption of 5.2% (24 million therms). Therm sales to residential customers increased 3.5% (8 million therms), commercial sales and transport increased 3.2% (2 million therms) and industrial  therm  sales and transport  increased  9.4%  (14 million therms).

     Cost of gas purchased for resale increased $4.6 million for the period. Increased gas storage service costs due to increased gas injections and the effects of the Uniform Gas
Adjustment Clause account for the increased costs.

     Miscellaneous - net - The year-to-date increase of $5.4
million   is   primarily   a  result   of   increased   coal
transportation  costs  related  to  the  1993  United   Mine
Workers' strike and the flooding in the Midwest.

      Earnings per Common Share - The earnings per common share during the six months ended June 30, 1994 and 1993 resulted from the interaction of all other factors discussed and lower dividend requirements due to the redemptions of preferred stock in 1994 and 1993.



Item 1.   Legal Proceedings

     On June 20, 1994, Illinois Power Company and 13 other utilities filed an action in the U.S. Court of Appeals for the District of Columbia circuit asking the court to rule that the U.S. Department of Energy (DOE) is obligated to take responsibility for spent nuclear fuel by January 31, 1998.

     The Nuclear Waste Policy Act of 1982 obligated the DOE to accept spent nuclear fuel by 1998. Illinois Power Company and the other utilities believe the DOE is reneged on that commitment, and the utilities are asking the court to confirm the DOE's commitment and to order the DOE to develop and monitor a program with appropriate deadlines. Illinois Power based its decision to build Clinton, in part, on the assurance that a federal repository would be built and operated by the DOE. Under the same Act, the DOE has been collecting money from Illinois Power to pay for such a repository. The utilities have asked for relief from the ongoing funding requirements or to have an escrow account established for future funds paid to DOE.

Item 6.   Exhibits and Reports on Form 8-K

     (a)       Exhibits

               None

     (b)       Reports on Form 8-K since March 31, 1994:

               An  IP Current Report on Form 8-K, dated  May
     27,  1994,  was  filed reporting under  Item  5,  Other
     Events.



                         SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of  1934, the registrant has duly caused this report  to  be signed  on  its  behalf  by the undersigned  thereunto  duly authorized.


                                   ILLINOIS POWER COMPANY
                                        (Registrant)



                                   By /s/ Larry F. Altenbaumer

                                     Larry F. Altenbaumer,
                                     Senior Vice President and
                                     Chief Financial Officer on
                                     behalf of Illinois Power Company



Date:  August 10,  1994