Form 10-Q/A
period 1994-09-30
ILLINOIS POWER CO
filed 1994-11-16
CIK 49816

[ARTICLE] UT
[LEGEND]
This schedule contains summary financial information extracted from the balance sheet, income statements and cash flow statement of Illinois Power Company and is qualified in its entirety by reference to the balance sheet, income statement and cash flow statement of Illinois Power Company.
[/LEGEND]

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          DEC-31-1994
[PERIOD-END]                               SEP-30-1994
[BOOK-VALUE]                                  PER-BOOK
[TOTAL-NET-UTILITY-PLANT]                         4623
[OTHER-PROPERTY-AND-INVEST]                         16
[TOTAL-CURRENT-ASSETS]                             373
[TOTAL-DEFERRED-CHARGES]                           421
[OTHER-ASSETS]                                       0
[TOTAL-ASSETS]                                    5433
[COMMON]                                          1414
[CAPITAL-SURPLUS-PAID-IN]                            0
[RETAINED-EARNINGS]                                 39
[TOTAL-COMMON-STOCKHOLDERS-EQ]                    1427
[PREFERRED-MANDATORY]                               36
[PREFERRED]                                        304
[LONG-TERM-DEBT-NET]                              1869
[SHORT-TERM-NOTES]                                  97
[LONG-TERM-NOTES-PAYABLE]                            0
[COMMERCIAL-PAPER-OBLIGATIONS]                     107
[LONG-TERM-DEBT-CURRENT-PORT]                        0
[PREFERRED-STOCK-CURRENT]                            0
[CAPITAL-LEASE-OBLIGATIONS]                         70
[LEASES-CURRENT]                                    34
[OTHER-ITEMS-CAPITAL-AND-LIAB]                    1489
[TOT-CAPITALIZATION-AND-LIAB]                     5433
[GROSS-OPERATING-REVENUE]                         1222
[INCOME-TAX-EXPENSE]                               103
[OTHER-OPERATING-EXPENSES]                         863
[TOTAL-OPERATING-EXPENSES]                         966
[OPERATING-INCOME-LOSS]                            256
[OTHER-INCOME-NET]                                 (4)
[INCOME-BEFORE-INTEREST-EXPEN]                     252
[TOTAL-INTEREST-EXPENSE]                           102
[NET-INCOME]                                       150
[PREFERRED-STOCK-DIVIDENDS]                         18
[EARNINGS-AVAILABLE-FOR-COMM]                      132
[COMMON-STOCK-DIVIDENDS]                            45<F1>
[TOTAL-INTEREST-ON-BONDS]                          103
[CASH-FLOW-OPERATIONS]                             219
[EPS-PRIMARY]                                        0
[EPS-DILUTED]                                        0

<F1>Cash dividends paid.