Form 10-K
ILLINOIS POWER CO
filed 1995-03-30
CIK 49816

             SECURITIES AND EXCHANGE COMMISSION

                Washington, D. C.  20549-1004


                          FORM 10-K



[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


      For the Fiscal Year Ended December 31, 1994


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
     THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


      For the transition period from      to



             Registrants, State of
             Incorporation, Address
             of Principal Executive
Commission   Offices and Telephone       I.R.S. Employer
File Number  Number                      Identification No.
-----------  --------------------------  ------------------

1-11327      ILLINOVA CORPORATION            37-1319890
             (an Illinois Corporation)
             500 S. 27th Street
             Decatur, IL  62525-1805
             (217) 424-6600



1-3004       ILLINOIS POWER COMPANY          37-0344645
             (an Illinois Corporation)
             500 S. 27th Street
             Decatur, IL  62525-1805
             (217) 424-6600

Securities registered pursuant to Section 12(b) of the Act:

Each  of  the  following securities registered  pursuant  to
Section  12(b) of the Act are listed on the New  York  Stock
Exchange.


Title of each class                Registrant
-------------------                ----------

Common Stock (a)                   Illinova Corporation
      --------------------------------------
Preferred stock, cumulative,       Illinois Power Company
$50 par value
4.08% Series   4.26% Series   4.70% Series   8.00% Series
4.20% Series   4.42% Series   7.56% Series   8.24% Series

Preferred stock, cumulative,
no par value
Adjustable Rate Series A       Adjustable Rate Series B

Preferred securities of subsidiary
(Illinois Power Capital, L.P.)
9.45% Series

First mortgage bonds
6 1/2% Series due 1999              8 3/4% Series due 2021
7.95% Series due 2004

New mortgage bonds
6 1/8% Series due 2000              6 3/4% Series due 2005
5 5/8% Series due 2000                  8% Series due 2023
6 1/2% Series due 2003              7 1/2% Series due 2025

(a)  Illinova  Common Stock is also listed  on  the  Chicago
     Stock Exchange.

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Illinova Corporation          Yes    X          No
Illinois Power Company        Yes    X          No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

            Illinova Corporation      [X]
            Illinois Power Company    [X]


    The aggregate market value of the voting common stock held by non-affiliates of Illinova Corporation at February 28, 1995 was $1.8 billion. Illinova Corporation is the sole holder of the common stock of Illinois Power Company. The aggregate market value of the voting preferred stock held by non-affiliates of Illinois Power Company at February 28, 1995, was $301 million.

    The  number  of  shares of Illinova  Corporation  Common
Stock,  without par value, outstanding on February 28,  1995 was 75,643,937.



             Documents Incorporated by Reference

1. Portions of the 1994 Annual Report to Shareholders in the appendix to the Illinova Corporation Proxy Statement.
              (Parts I, II and IV of Form 10-K.)

2. Portions of the 1994 Annual Report to Shareholders in the appendix to the Illinois Power Company Information
   Statement.
              (Parts I, II and IV of Form 10-K)

                      ILLINOVA CORPORATION

                     ILLINOIS POWER COMPANY

                            FORM 10-K

    This combined Form 10-K is separately filed by Illinova Corporation and Illinois Power Company. Prior to the filing of the combined 10-Q for the quarter ended June 30, 1994, Illinova Corporation was not a reporting company for purposes of the Securities Exchange Act of 1934 and Illinois Power Company filed its own separate reports on Form 10-K. Information contained herein relating to Illinois Power Company is filed by Illinova Corporation and separately by Illinois Power Company on its own behalf. Illinois Power Company makes no representation as to information relating to Illinova Corporation or its subsidiaries, except as it may relate to Illinois Power Company.

           For the Fiscal Year Ended December 31, 1994
                        TABLE OF CONTENTS

Part I                                                 Page

       Item 1.  Business                                 6
                  General                                6
                     Competition                         7
                     Early Retirement                    8
                     Selected Data                       9
                  Electric Business                     10
                     Power Coordination Agreement
                       With Soyland                     11
                     Fuel Supply                        11
                     Construction Program               16
                     Clinton Power Station              17
                       General                          17
                       Rate and Regulatory Matters      18
                       Decommissioning Costs            19
                     Accounting Matters                 20
                     Dividends                          20
                Gas Business                            20
                     Gas Supply                         22
                  Environmental Matters                 23
                     Air Quality                        23
                     Clean Air Act                      24
                     Manufactured-Gas Plant(MGP) Sites  25
                     Water Quality                      26
                     Other Issues                       27
                     Electric and Magnetic Fields       27
                     Environmental Expenditures         28
                  Research and Development              28
                  Regulation                            28
                  Executive Officers of the Registrants 29
                  Operating Statistics                  31
       Item 2.  Properties                              31
       Item 3.  Legal Proceedings                       31
                  Fuel and Purchased Gas Adjustment
                    Clauses                             31
                  Environmental                         32
       Item 4.  Submission of Matters to a Vote of
                 Security Holders                       32

Part II

       Item 5.  Market for Registrants' Common Equity
                 and Related Stockholder Matters        33
       Item 6.  Selected Financial Data                 33
       Item 7.  Management's Discussion and Analysis
                 of Financial Condition and
                 Results of Operations                  33
       Item 8.  Financial Statements and Supplementary
                 Data                                   33
       Item 9.  Changes in and Disagreements with
                 Accountants on Accounting and
                 Financial Disclosure                   34

Part III

       Item 10. Directors and Executive Officers of
                 the Registrants                        35
       Item 11. Executive Compensation                  35
       Item 12. Security Ownership of Certain
                 Beneficial Owners and Management       35
       Item 13. Certain Relationships and Related
                 Transactions                           35

Part IV

       Item 14. Exhibits, Financial Statement
                 Schedules, and Reports on Form 8-K     36


Signatures                                           38-39

Exhibit Index                                           40

                             PART I
-----------------------------------------------------------------------

ITEM 1.   Business
-------

General
-------

      Illinois Power Company (IP) was incorporated under the laws of the State of Illinois on May 25, 1923.

      On May 27, 1994, Illinova Corporation (Illinova), a holding company, was officially formed with the filing of documents with the Illinois Secretary of State. Illinova became the parent of IP through a merger pursuant to a share-for-share conversion of IP common stock into Illinova common stock. On June 8, 1994, Illinova Generating Company (IGC) (formerly IP Group, Inc.), originally a subsidiary of IP, was transferred as a dividend in the amount of $9.2 million from IP to Illinova, establishing IGC as a wholly owned subsidiary of Illinova. IP, the primary business and subsidiary of Illinova, is engaged in the generation, transmission, distribution and sale of electric energy and the distribution, transportation and sale of natural gas in the State of Illinois.

      IGC is Illinova's wholly owned independent power subsidiary which invests in energy supply projects throughout the world and competes in the independent power market. In 1993, IGC invested in a co-generation project in Teesside, England. During 1994, IGC became an equity partner with Tenaska, Inc., in four natural gas-fired generation plants, two of which are in operation and two of which are under construction. Tenaska, Inc. is an Omaha, Nebraska-based developer of independent power projects throughout the U.S. In August 1994, IGC purchased 50 percent of the North American Energy Services Company (NAES). NAES supplies a broad range of operations, maintenance and support services to the worldwide independent power generation industry and will operate the Tenaska generation plants in which IGC purchased an equity interest. In November 1994, IGC became an equity partner in an
operating  diesel  engine-powered  generating  plant  in   Puerto
Cortez, Honduras.

      At  December 31, 1994, Illinova's net investment in IGC was
$28.8 million.

      IP provided approximately $20 million in funds to Illinova for operations and investments during 1994. Illinova is paying IP interest on these funds at a rate equal to that which Illinova would have paid had it used a currently outstanding line of credit.

      Illinova Power Marketing, Inc. (IPM) is a wholly owned subsidiary of Illinova formed in July 1994 as a Delaware corporation. IPM plans to become active in the business of brokering and marketing electric power and gas to various customers. On July 20, 1994, IPM filed a petition with the Federal Energy Regulatory Commission (FERC) seeking approval to buy electricity from various producers not affiliated with IP and to sell electricity at market rates to such wholesale customers as utilities, electric cooperatives and municipalities. IPM eventually intends to sell electricity directly to industrial and commercial customers. Subsequent to the IPM filing, the FERC issued a decision in Heartland Energy Services, Inc., et al., setting forth the general standards governing applications by utility-affiliated marketers, such as IPM, for market-based rates. Among these standards is the submission, by the marketer's affiliated utility, of an open access transmission tariff offering transmission services and
prices       comparable      to       those       which       the
utility provides to its customers. Based on the FERC decision in the Heartland case, IPM submitted an amended filing and IP submitted the comparable open access transmission tariff, designed to satisfy the FERC's "comparability" requirements, to the FERC on March 20, 1995. IPM will begin power marketing operations upon receipt of FERC approval of these filings. Until that time, IPM will be limited to the brokering of electricity. In January 1995, IPM established operating headquarters in Salt Lake City, Utah.

      On March 9, 1995 IPM agreed to purchase the fifty percent ownership interest of InterCoast Energy Services in Tenaska Marketing Ventures, a natural gas brokerage firm based in Omaha, Nebraska. Tenaska Marketing Ventures had been a partnership between Tenaska, Inc. Of Omaha and InterCoast Energy Services of Davenport, Iowa.

      IP's financial position and results of operations are currently the principal factors affecting Illinova's consolidated financial position and results of operations.

Competition
-----------

      Competition has become a dominant issue for the electric utility industry. Competition has been promoted by federal legislation, starting with the Public Utility Regulatory Policy Act of 1978, which facilitated the development of co-generators and independent power producers, and continuing with enactment of the Energy Policy Act of 1992 which authorized the FERC to mandate wholesale wheeling of electricity by utilities at the request of certain authorized generating entities and electric service providers. Wheeling is the transport of electricity generated by one entity over transmission and distribution lines belonging to another entity. For many years prior to enactment of the Energy Policy Act, the FERC imposed wholesale wheeling obligations as a condition of approving mergers and granting operating privileges, a practice that continues.

       Competition arises not only from co-generation or independent power production, but from municipalities seeking to extend their service boundaries to include customers being served by IP. This is not a new risk in the industry, as the right of municipalities to have power wheeled to them by utilities was established in 1973. The Illinois Commerce Commission (ICC) has been supportive of IP's attempts to maintain its customer base through approval of special contracts and flexible pricing that help IP to compete with existing municipal providers.

      Further competition may be introduced by state action or by further federal regulatory action. While the Energy Policy Act precludes the FERC from mandating retail wheeling, state regulators and legislators could open utility franchise territories to full competition at the retail level. Retail wheeling involves the transport of electricity to end-use residential, commercial or industrial customers. Such a change would be a significant departure from existing regulation in which public utilities have a universal obligation to serve the public in return for relatively protected service territories and regulated pricing designed to allow a reasonable return on prudent investment and recovery of operating costs. States' attempts to lay the groundwork for retail wheeling have been hampered by opposition from various interest groups, as well as the complexity of related issues, including recovery of costs associated with pre-existing generation investment. During 1995, IP, industrial customers and regulators have introduced bills to the Illinois State Legislature to amend the Illinois Public Utilities Act. Predictably, these bills vary widely, reflecting different objectives, different constituencies and different attitudes towards competition in the electric utility industry. IP's proposed legislation would allow it to transfer all of its generating plants to an affiliated company, which would then sell the output of the plants to IP under a power purchase agreement regulated by FERC. The spring legislative session is scheduled to end May 28. During this session bills can be passed, rejected, modified or set aside for further study. If a bill passes both chambers, it can be approved by the Governor and signed into law within 90 days. It is not possible to predict whether any regulatory reform proposals will be enacted.

      While Illinova and IP are confident of IP's present ability to compete with all current alternate sources of energy supply, the issue of competition is one that raises both risks and opportunities. At this time, the ultimate effect of competition in the electric utility industry on Illinova's consolidated financial position and results of operations is uncertain.

      Under the Energy Policy Act, an investor-owned utility must respond to any bona fide transmission service request within 60 days. Although the Energy Policy Act created, for the first time, a FERC-administered mechanism for imposing wholesale wheeling obligations on utilities, IP has had the obligation to wheel power for interconnected electricity suppliers since 1976. That condition was included in IP's Clinton Power Station (Clinton) construction permit and operating license issued by the Nuclear Regulatory Commission (NRC). IP currently wheels power at rates originally approved by the FERC in 1984.

      It is too soon to predict the long-term financial impact of increasing transmission access and other issues arising from such access.

Early Retirement
----------------

      In December 1994, IP announced a voluntary early retirement program. Approximately 200 salaried employees would qualify for early retirement under this program. The offer will be made to employees during the fourth quarter of 1995. A similar program for union employees is the subject of contract negotiations currently underway between IP and the International Brotherhood of Electrical Workers. Approximately 450 union employees would qualify for the program if current negotiations result in the same package as offered to salaried employees. At December 31, 1994, IP employed 4,350 people, as compared to 4,540 at December 31, 1993.

      The early retirement program for salaried employees is expected to generate a pre-tax charge of approximately $22 million against fourth quarter 1995 earnings and to generate savings of approximately $15 million annually beginning in 1996. A combined early retirement program for both salaried and union employees, based on the same package as announced for salaried employees, would generate a pre-tax charge of approximately $42 million against fourth quarter 1995 earnings and would generate savings of approximately $35 million annually beginning in 1996.

Selected Data
-------------

      The territory served by IP comprises substantial areas in northern, central and southern Illinois, including the following larger communities (1990 Federal Census data):


                                     Class of Service
     City              Population    Furnished
     ----              ----------    -----------------
     Decatur            83,885       Electric and Gas
     Champaign          63,502       Electric and Gas
     Bloomington        51,972       Electric
     Belleville         42,785       Electric and Gas
     East St. Louis     40,944       Gas
     Normal             40,023       Electric
     Urbana             36,344       Electric and Gas
     Danville           33,828       Electric and Gas
     Galesburg          33,530       Electric and Gas
     Granite City       32,862       Electric and Gas

      IP   holds  franchises  in  all  of  the  310  incorporated
municipalities in which it furnishes retail electric service and in all of the 257 incorporated municipalities in which it furnishes retail gas service.

     Total operating revenues, including interchange sales, of Illinova and IP for the past three years by classes of service were as follows:


                1994            1993             1992
                ----            ----             ----
                         (Millions of Dollars)
Electric    $1,287.5        $1,266.4          $1,190.9
Gas         $  302.0        $  314.8          $  288.6

      Operating income before income taxes of Illinova and IP for the past three years by classes of service were as follows:

                1994            1993             1992
                ----            ----             ----
                         (Millions of Dollars)
Electric    $  411.4        $  383.2          $  348.4
Gas         $   27.3        $   28.6          $   23.9

      Identifiable assets of Illinova and IP for the past three years by classes of service were as follows:

                1994            1993             1992
                ----            ----             ----
                         (Millions of Dollars)
Electric    $4,589.0        $4,526.8          $4,602.9
Gas         $  442.6        $  406.4          $  355.4



                        Electric Business
                        -----------------

Overview
--------

     IP supplies electric service at retail to an estimated aggregate population of 1,265,000 in 310 incorporated municipalities, adjacent suburban and rural areas, and numerous unincorporated communities. Electric service at wholesale is supplied for resale to one electric utility and to the Illinois Municipal Electric Agency (IMEA) as agent for 10 municipalities. IP also has a power coordination agreement with Soyland Power Cooperative, Inc. (Soyland). See the sub-caption "Power Coordi nation Agreement With Soyland" hereunder for additional information. In 1994, IP provided interchange power to 13 utilities for resale and one power marketer.

     IP's highest system peak hourly demand (native load) in 1994 was 3,395,000 kilowatts on June 20, 1994. This 1994 peak load compares with IP's historical high of 3,508,000 kilowatts in 1988.

     IP owns and operates electric generating facilities having a net summer capability of 4,441,000 kilowatts. The major electric generating stations are Clinton (930,000 kilowatts, of which 807,000 kilowatts of capability are owned by IP and 123,000 kilowatts of capability are owned by Soyland), Baldwin (1,751,000 kilowatts), Havana (666,000 kilowatts), Wood River (607,000 kilowatts), Hennepin (289,000 kilowatts) and Vermilion (174,000 kilowatts). The other generating facilities owned by IP consist of gas turbine units at three locations which provide peaking service and have an aggregate capability of 147,000 kilowatts. Havana Units 1-5 (238,000 kilowatts) and Wood River Units 1-3 (139,000 kilowatts) are currently not staffed, but are available to meet reserve requirements with a maximum of four months' notice.

     IP  owns  20% of the capital stock of Electric Energy,  Inc.
(EEI), an Illinois corporation, which was organized to own and operate a steam electric generating station and related transmission facilities near Joppa, Illinois to supply electric energy to the U.S. Department of Energy (DOE) for its project near Paducah, Kentucky. Under a power supply agreement with EEI, IP has the right to purchase 5.0% of the annual output of the Joppa facility. IP has the flexibility to schedule the capacity in varying amounts ranging from a nominal 51,000 kilowatts for 52 weeks up to a maximum of 203,000 kilowatts for approximately 13 weeks. IP must schedule its annual capacity entitlement by August 1 of the preceding year, and availability of the scheduled capacity is subject to certain other limitations related to scheduling considerations of the other co-owners of the Joppa facility and the DOE, and unit outages (if any).

     IP  is  a participant, together with Union Electric  Company
(UE) and Central Illinois Public Service Company (CIPS), in the Illinois-Missouri Power Pool which was formed in 1952. The Pool operates under an Interconnection Agreement which provides for the interconnection of transmission lines and contains provisions for the coordination of generating equipment maintenance schedules, inter-company sales of firm and non-firm power, and the maintenance of minimum capacity reserves by each participant equal to the greater of 15% of its peak demand, one-half of its largest unit, or one-half of its largest non-firm purchase.

     IP,  CIPS  and  UE  have  a contract with  Tennessee  Valley
Authority (TVA) providing for the interconnection of the TVA system with those of the three companies to exchange economy and emergency power and for other working arrangements.

     IP also has interconnections with Indiana-Michigan Power Company, Commonwealth Edison Company, Central Illinois Light Company, Iowa-Illinois Gas & Electric Company, Kentucky Utilities Company, Southern Illinois Power Cooperative, Soyland Power
Cooperative, Inc. and the City of Springfield, Illinois for various interchanges, emergency services and other working arrangements.

     IP  is  also  a  member  of  the Mid-America  Interconnected
Network,  which  is  one  of nine regional  reliability  councils
established  to  coordinate  plans  and  operations   of   member
companies regionally and nationally.

Power Coordination Agreement With Soyland
-----------------------------------------

     Under the provisions of a Power Coordination Agreement (PCA) between Soyland and IP dated October 5, 1984, as amended, IP was
required  to  provide  Soyland  with  8.0%  (288  megawatts)   of
electrical capacity from its fossil-fueled generating plants through 1994. This requirement increased to 12% on January 1, 1995 and will continue at that level each year thereafter until the agreement expires or is terminated. This is in addition to
the  capacity  Soyland receives as an owner of  Clinton.   IP  is
compensated with capacity charges and for energy costs and variable operating expenses. IP transmits energy for Soyland
through  IP's  transmission and subtransmission  systems.   Under
provisions of the PCA, Soyland has the option of participating financially in major capital expenditures at the fossil-fueled plants, such as those needed for Phase II Clean Air Act compliance, to the extent of its capacity entitlement with each party bearing its own direct capital costs, or by having the costs treated as plant additions and billed to Soyland in accordance with other billing provisions of the PCA. See the sub-caption "Clean Air Act" on page 24, under "Environmental Matters" for further discussion. At any time after December 31, 2004, either IP or Soyland can terminate the PCA by giving not less
than  seven years' prior written notice to the other party.   The
party to whom termination notice has been given may designate an earlier effective date of termination which shall be not less than twelve months after receiving notice. The revenues received from the power supplied to Soyland under the PCA are classified as operating revenues. In 1994, Soyland supplied electricity to 21 distribution cooperative members who serve approximately 162,400 rural customers in 69 Illinois counties.

Fuel Supply
-----------

     IP used coal to generate 66.2% of the electricity produced during the year ended December 31, 1994, with nuclear, oil, and gas contributing 33.3%, 0.3%, and 0.2%, respectively. The average cost of these fuels per million Btu during 1994 was:
Coal,  $1.42;  Nuclear, $.85; Oil, $3.89; and Gas, $3.06,  for  a
weighted average cost of $1.24. The weighted average cost of all fuels per million Btu during the years 1993 and 1992 was $1.34 and $1.33, respectively. High-sulfur coal mined in Illinois, Indiana, Kentucky and Ohio provided 65.5%, 11.9%, 1.0% and 0.5%, respectively, of the coal delivered to IP's electric generating stations in 1994. In addition, IP received low-sulfur coal from Kentucky, Colorado, West Virginia, Wyoming, Utah and Illinois.



     The average cost per million Btu of primary fuel consumed at IP's generating stations during the periods indicated was as follows:


            Primary
Station     Fuel            1994        1993         1992
-------     ----            ----        ----         ----

Baldwin     Coal           $1.36        $1.41       $1.40
Havana      Coal            1.53         1.63        1.59
Hennepin    Coal            1.68         1.61        1.56
Vermilion   Coal            1.38         1.38        1.34
Wood River  Coal            1.49         1.60        1.49
Clinton     Uranium         0.85         0.91        0.99


     IP's rate schedules contain provisions for passing along to its electric customers increases or decreases in the cost of fuels used in its generating stations. For Illinova see the information under the sub-captions "Revenue and Energy Cost" of "Note 1 - Summary of Significant Accounting Policies" on page A-15 and "1987 Uniform Fuel Adjustment Clause Reconciliation" on page A-17 of the 1994 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference for additional information. For IP see the information under the sub-captions "Revenue and Energy Cost" of "Note 1 - Summary of Significant Accounting Policies" on page A-15 and "1987 Uniform Fuel Adjustment Clause Reconciliation" on page A-17 of the 1994 Annual Report to Shareholders in the appendix to the IP Information Statement which is incorporated herein by reference for additional information.

     Reference is made to the sub-caption "Environmental Matters" hereunder for information regarding pollution control matters relating to IP's fuel supply.

COAL - As shown below, IP presently has coal purchase contracts with expiration dates ranging from 1995 to 2010 which will provide about 73 million tons of coal. Based upon projected 1995 usage of approximately 7.1 million tons, this is equivalent to about 10.3 years of consumption.

    Longer-term contracts with Peabody Coal Company and Arch Coal Sales Company, Inc. were renegotiated during 1993 with new terms and conditions, including significant price reductions, to provide for continued economic use of Illinois high-sulfur coal while IP complies with Phase I of the Clean Air Act amendments effective January 1, 1995. In 1994, IP signed new three-year agreements (1995-1997) amending and restating existing coal supply contracts to change, among other things, source and quality of coal. These amended and restated agreements are with Mountain Coal, Pacific Basin Resources and Coastal Coal. All of the coal can be shipped either to the Havana or Wood River stations. The Mountain and Pacific Basin coal originates in Colorado and the Coastal coal originates in Utah. IP also extended the coal supply agreement with CONSOL, Inc. through 1997 at Wood River. Total contract purchases will range between 6.6 million and 6.8 million tons of coal in 1995.

     The sources and quantities of coal supplies, contract expiration dates, weighted average cost of coal purchases and anticipated sulfur contents are summarized in the following table:

                                                 Weighted
                                                 Delivered
                                                   Cost
                                                    Per
                                                  Million
                                                  Btu for  Expiration  Anticpated
                                                  the Year    Date of    Sulfur
                                                   Ended     Primary    Content*
Supplier                               Station    12/31/94   Contract   (Percent)
---------                              -------    --------  ----------  ----------
Peabody Coal Co.(a)                    Baldwin      $1.40      2010        3.0
Arch  Coal Sales  Co., Inc. (b)        Baldwin       1.26      1999        3.0
Peabody Coal Co.(a)                    Hennepin      1.43      2010        3.0
CONSOL, Inc.(c)                        Wood River    1.28      1997        0.9
Golden Oak Mining Co. (d)              Wood River    1.64      1995        0.9
Buck Creek Mining (e)                  Vermilion     1.32      1994        3.0
Pacific Basin Resources (f)            Havana        1.26      1997        0.6
Pacific Basin Resources (f)            Wood River    1.24      1997        0.6

*  High-sulfur content classified as 2.5 percent or greater.

(a) IP has a contract with Peabody Coal Co. to purchase, in total, a maximum of 3,500,000 tons per year at Baldwin and Hennepin through 1999. During the years 2000-2010, the quantity of coal to be purchased from Peabody is a percentage of the total coal requirements at the Baldwin and Hennepin stations. The coal to be provided for contract years 2000-2010 will be at market prices.

(b)  This contract will supply 2,065,500 tons per year.

(c) This contract will supply approximately 300,000 tons, 200,000 tons and 300,000 tons in 1995, 1996 and
     1997, respectively.

(d)  This contract will supply 200,000 tons in 1995.

(e)  This contract was extended in 1994 and assigned to  Pacific
     Basin Resources.

(f) This contract will provide 350,000 tons of coal per year from 1995-1997.

          See the sub-caption "Environmental Matters" hereunder for additional information regarding the supply of coal at the Baldwin power station.

           When IP's needs exceed contracted quantities, coal is purchased on the spot market. Spot purchases in 1994 represented about 10% of IP's total coal purchases. The delivered cost of coal purchased on a spot basis during the year varied between $19.84 per ton, or $0.94 per million Btu, and $40.91 per ton, or $1.78 per million Btu. Though less spot tonnage will be required between 1995 and 1997, IP anticipates that the spot market will continue to be a favorable supplemental source of supply, and IP will have adequate supplies of coal. The coal inventory at December 31, 1994 represented a 30-day supply based on IP's average daily burn projection for 1995.

OIL - The Havana power station (five units totaling 238,000 kilowatts) is IP's only station which utilizes fuel oil for the generation of electric energy. These units are currently not staffed, but are available to meet reserve requirements with a maximum of four months' notice.
GAS - Three generating units (totaling 139,000 kilowatts) at the Wood River power station and two combustion peaking plants, Stallings (77,000 kilowatts) and Oglesby (60,000 kilowatts), are fueled with natural gas. The three units at Wood River are currently not staffed, but are available to meet reserve requirements with a maximum of four months' notice. These units have the capability of burning either natural gas or distillate fuel oil. Natural gas is also used in start-up and as a secondary boiler fuel for two generating units (totaling 289,000 kilowatts) at the Hennepin power station and as a secondary boiler fuel for one generating unit (totaling 96,000 kilowatts) at the Wood River power station. Natural gas is also used as start-up fuel for one additional unit at the Wood River power station. In September 1994, IP announced that the Vermilion power station will be modified to use both natural gas and coal. By switching to natural gas as the primary fuel at Vermilion, IP will avoid the need to purchase about 6,000 emission allowances that otherwise would be required to comply with Phase I of the 1990 Clean Air Act Amendments. After modifications are completed in May 1995, gas will be used as the primary fuel and the units will operate mainly to help meet peak summer demand. IP anticipates that adequate supplies of gas for these uses will be available for the foreseeable future. See the sub-caption "Gas Business" hereunder.

NUCLEAR - IP leases nuclear fuel from Illinois Power Fuel Company (Fuel Company). The Fuel Company, which is 50% owned by IP, was formed in 1981 for the purpose of leasing nuclear fuel to IP for Clinton. Lease payments are equal to the Fuel Company's cost of fuel as consumed (including related financing and administrative costs). This lease is recorded as a capital lease on IP's books. As of December 31, 1994, the Fuel Company had an investment in nuclear fuel of approximately $111 million. IP is obligated to make subordinated loans to the Fuel Company at any time the obligations of the Fuel Company which are due and payable exceed the funds available to the Fuel Company. At December 31, 1994, IP had no outstanding loans to the Fuel Company.

           At December 31, 1994, IP's net investment in nuclear fuel consisted of $50 million of Uranium 308. This inventory represents fuel to be used in connection with the fifth reload of Clinton which began on March 12, 1995. The unamortized investment of the nuclear fuel assemblies in the reactor was $61 million.

           IP has two long term contracts for the supply of uranium concentrates. One contract is with U. S. Energy/Crested Corporation and the other contract is with Cameco, a Canadian corporation. Each of the two contracts is for 1,179,240 lbs. of uranium concentrates, with deliveries through 1998. The contracts contain an option for an additional 479,440 lbs. of ura nium concentrates for delivery through 2000. Each of the two contracts is to provide an estimated 35% of Clinton's fuel requirements, but each contract contains provisions permitting IP to purchase 35-45% of Clinton's fuel requirements in certain years through the spot market. The decision to utilize these provisions is made the year before each delivery and depends on the estimated price and availability from the spot market versus the estimated contract prices. In 1994, the Cameco contract was renegotiated to lower the price and change it to a requirements contract, for 55%-65% of requirements through 2000. During 1994, all nuclear fuel purchases were settled in United States dollars.

           In October 1993, IP filed suit in U.S. District Court, Central District of Illinois, Danville, seeking a declaration that IP's termination of the U.S. Energy contract is permitted by the terms of the contract as they relate to rights of termination in the event of certain receivership proceedings. Defendants in the lawsuit are U.S. Energy Corporation, Crested Corporation,
U. S. Energy/Crested Corporation, Cycle Resources Investment Corporation, Sheep Mountain Partners, Nulux Nukem Luxemburg GMBH, and Dresdner Bank. The defendants are joint ventures, partnerships, and domestic and foreign corporations who are either original parties or parties by assignment to the contract. IP purchased approximately half of its uranium concentrates supply under this contract, which IP terminated shortly before filing this action. On September 1, 1994, the Court granted defendants' motions for summary judgment and ruled that the termination constituted a breach of contract. Thereafter the parties engaged in settlement discussions, reaching a tentative agreement in principle on a restructured contract that would end the litigation. After hearings in February 1995, at which the defendants argued against one another over which was entitled to perform and receive the proceeds of the revised contract or receive any judgment entered subsequent to a trial on damages, on March 7, 1995 IP filed a Motion under Federal Rule 60 (b) for Reconsideration of the Court's September 1, 1994 ruling. That motion, and defendants' various motions concerning their respective rights under the contract were denied on March 15, 1995 and the matter set for trial on damages October 23, 1995.

           Conversion services for the period 1991-2001 are contracted with Sequoyah Fuels. Sequoyah Fuels closed its Oklahoma conversion plant in 1992 and has joined with Allied Chem ical Company to form a marketing company named CoverDyn. All conversion services will be performed at Allied's Metropolis, Illinois facility, but Sequoyah Fuels will retain the contract with IP. IP has a Utility Services contract for uranium enrich ment requirements with the DOE which provides 70% of the enrich ment requirements of Clinton through September 1999. The remaining 30% has been contracted with the DOE through its incentive pricing plan through September 1995, and an amendment was signed in 1993 which covers the remaining 30% through 1999. This amendment allows IP to either purchase the enrichment services at the DOE's incentive price or provide electricity at DOE's Paducah, Kentucky enrichment plant, at an agreed exchange rate. In addition, legislation was passed to create a new private government corporation, the United States Enrichment
Corporation (USEC), for enrichment services. All of the DOE's assets including all contracts were transferred to the USEC as of July 1993.

           A contract with General Electric Company provides fuel fabrication requirements for the initial core and 2,196 fuel bun dles (approximately 11 reloads through 2004). In 1993, an amendment was signed with the General Electric Company to add 1,472 fuel bundles to the contract and to change the existing price and other terms and conditions. The additional 1,472 fuel bundles are expected to cover fuel fabrication requirements through 2017.

           Beyond the stated commitments, IP may enter into additional contracts for uranium concentrates, conversion to uranium hexafluoride, enrichment and fabrication.

           Currently, no plants for commercial reprocessing of spent nuclear fuel are in operation in the U.S., and reprocessing cannot commence until appropriate licenses are issued by the NRC. Clinton has on-site high density storage capability which will provide spent nuclear fuel storage capacity to meet requirements until the year 2004. Various governmental agencies are currently reviewing the environmental impact of nuclear fuel reprocessing and waste management. The Nuclear Waste Policy Act of 1982 was enacted to establish a government policy with respect to disposal of spent nuclear fuel and high-level radioactive waste. IP signed a contract for disposal of spent nuclear fuel and/or high-level radioactive waste on July 6, 1984 with the DOE. Under the contract, IP is required to pay the DOE one mill (one-tenth of a cent) per net kilowatt-hour (one dollar per MWH) of electricity generated and sold. IP is recovering this amount through rates charged to customers.

           On June 20, 1994, IP and 13 other utilities filed an action in the U.S. Court of Appeals for the District of Columbia circuit asking the Court to rule that the DOE is obligated to take responsibility for spent nuclear fuel by January 31, 1998 under the Nuclear Waste Policy Act of 1982. IP based its decision to build Clinton, in part, on the assurance that a federal repository would be built and operated by the DOE, and, under the Act, the DOE has been collecting money from IP to pay for such a repository. The utilities are asking the Court to confirm the DOE's commitment and to order the DOE to develop and monitor a compliance program with appropriate deadlines. The utilities have also asked for relief from the ongoing funding requirements or to have an escrow account established for future funds paid to DOE.

           On January 13, 1995, the Court issued an order in this case. In response to a DOE motion to dismiss the case as premature, because of a pending DOE Notice of Inquiry on spent fuel storage issues, the Court: 1) deferred action on the DOE motion based on indications that DOE would issue a policy position in the pending Notice of Inquiry, and 2) directed the parties to file a status report on those proceedings within 60 days.

           IP has on-site storage capacity that will accommodate its spent fuel storage needs until the year 2004, based on current operating levels. If by that date the U.S. Government has not lived up to its statutory obligation to dispose of spent fuel, and IP has continued to operate the plant at current levels, then IP will have to use alternative means of disposal, such as dry storage in casks on site, or transport the fuel rods to private or collectively-owned utility repositories, neither of which exists at present. Current technology allows safe, dry, on-
site   storage,   subject  to  licensing  and  local   permitting
requirements.

     Under the Energy Policy Act of 1992, IP is responsible for a portion of the cost to decontaminate and decommission the DOE's uranium enrichment facilities. Each utility will be assessed an annual fee for a period of fifteen years based on quantities purchased from the DOE facilities prior to passage of the Act. At December 31, 1994, IP has a remaining liability of $5.7 million representing future assessments. IP is recovering these costs, as amortized, through its fuel adjustment clause.

Construction Program
--------------------

      The cost, including allowance for funds used during construction (AFUDC), of IP's construction program during 1995 and during the period January 1, 1995 to December 31, 1999 is estimated as follows:
                                                        Five-Year
                                                         Period
                                                 1995   1995-1999
                                                 ----   ---------

                      (Millions of Dollars)
Electric generating facilities                     $82      $246
Electric transmission and distribution facilities   70       296
General plant                                       28       112
Gas facilities                                      24       121
                                                  ----  --------
  Total construction                               204       775
Nuclear fuel                                        11       107
                                                  ----  --------
  Total                                           $215      $882
                                                  ====  ========

      The above estimates exclude potential costs which may be required to comply with the Clean Air Act as discussed further in "Environmental Matters" hereunder. See the sub-caption "Clean
Air Act" hereunder on page 24 for additional information.

      The estimated construction expenditures during the period January 1, 1995 to December 31, 1999, together with the repayment at maturity of currently outstanding long-term debt (including lease payments under capital leases) and redeemable preferred stock, aggregating approximately $370 million, and sinking fund requirements of approximately $2 million are expected to require expenditures by IP of approximately $1.254 billion. Construction and capital requirements are expected to be met primarily through internal cash generation.

           In 1992, the IP Board authorized a new general obligation mortgage (New Mortgage), which is intended to replace IP's 1943 Mortgage and Deed of Trust (First Mortgage). Bonds issued to date under the New Mortgage are secured by a corresponding issue of First Mortgage bonds under the First Mortgage. At December 31, 1994, based upon the most restrictive earnings test contained in the First Mortgage, IP could issue approximately $691 million of additional first mortgage bonds for other than refunding purposes. The amount of available unsecured borrowing capacity totaled $160 million at December 31, 1994. Also, at December 31, 1994, the unused portion of Illinova's and IP's total bank lines of credit was $293 million. IP is required to maintain unused lines of credit with lending institutions under which IP shall be entitled to borrow sums of money in an aggregate amount equal at any time to the total of (a) the aggregate principal amount of the commercial paper of the Fuel Company then outstanding plus (b) the aggregate principal amount of commercial paper of IP then outstanding. At December 31, 1994, such outstanding commercial paper of the Fuel Company was $66.6 million.

Clinton Power Station
---------------------

     General
     -------

      IP owns 86.8% of Clinton and Soyland owns the remaining 13.2%. The terms for sharing the construction, ownership and operation of Clinton are set forth in several related agreements between IP and Soyland. Under these agreements, IP has authority to act on behalf of Soyland for purposes of various matters relating to the design, construction, operation, maintenance and decommissioning of Clinton. See the sub-caption "Decommissioning Costs" hereunder on page 19 for additional information on the decommissioning of Clinton.

      The Clinton nuclear power station was placed in service in 1987 and represents approximately 18% of IP's installed generation capacity. In 1994, Clinton provided 33% of IP's generation and had the lowest fuel cost per megawatt-hour genera tion compared to all other IP-owned power stations. The investment in Clinton and its related deferred costs represented approximately 52% of Illinova's total assets at December 31, 1994. Clinton-related costs represented 32% of Illinova's total 1994 other operating, maintenance and depreciation expenses. Clinton's equivalent availability was 92%, 73% and 62% for 1994, 1993 and 1992, respectively. Clinton's equivalent availability was higher in 1994 due to no refueling outage.

     Ownership of an operating nuclear generating unit exposes IP to significant risks, including increased and changing regula tory, safety and environmental requirements and the uncertain future cost of closing and dismantling the unit. IP expects to be allowed to continue to operate Clinton; however, if any unfore seen or unexpected developments would prevent IP from doing so, Illinova and IP could be materially adversely affected. For further discussion of insurance limitations for Illinova, refer to the sub-caption "Insurance" of "Note 4 - Commitments and Contingencies" on page A-18 of the 1994 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement which is incorporated herein by reference. For further discussion of insurance limitations for IP, refer to the sub-caption "Insurance" of "Note 4 - Commitments and Contingencies" on page A-18 of the 1994 Annual Report to Shareholders in the appendix to the IP Information Statement which is incorporated herein by reference.

    Rate and Regulatory Matters
    ---------------------------

                         1992 Rate Order
                         ---------------

      A September 1993 decision by the Illinois Appellate Court, Third District (Appellate Court Decision), upheld key components of the August 1992 Rehearing Order (Rehearing Order) issued by the Illinois Commerce Commission (ICC). The Rehearing Order denied IP recovery of certain deferred Clinton post-construction costs, which were composed of all deferred depreciation and real estate taxes and 72.8% of the deferred common equity return.

       IP originally recorded these deferred Clinton post-construction costs as a regulatory asset when such costs were believed probable of recovery through future rates, based on prior ICC orders. The deferred costs were recorded from the time Clinton began operations (April 1987) to the time the ICC allowed IP to begin recovering these deferred costs in rates (March
1989), otherwise known as the regulatory lag period.

      Based upon IP's assessment of the Appellate Court Decision and in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71), IP recorded a loss of $271 million ($200 million, net of income taxes) in September 1993. This write-off included revenues and related interest of approximately $8.9 million to be refunded for deferred costs included in electric rates between April and August 1992, which were disallowed by the Rehearing Order.

      The Appellate Court Decision remanded the case to the ICC for further proceedings to determine the amount of actual financial harm incurred by IP during the regulatory lag period. The decision also remanded the case for verification of the calculation of the amortization of deferred Clinton post-construction costs from March 1989 to June 1992.

      On February 25, 1994, IP and the remaining parties to this case presented a joint motion to the Appellate Court requesting entry of an order remanding the case to the Commission for further proceedings in accordance with a stipulated agreement of the parties. The Appellate Court granted the joint motion on March 2, 1994. On March 16, 1994, the ICC issued an order on remand that did not result in any change in IP's rates from those adopted in the Rehearing Order. The order on remand required IP to refund $8.9 million of revenue that had been collected between April and August 1992 subject to refund. The refunds began in March 1994 and were completed in October 1994.


       1987 Uniform Fuel Adjustment Clause Reconciliation
       --------------------------------------------------

      In January 1994, the ICC issued an order on remand consistent with an Illinois Appellate Court, Third District, decision which held that evidence did not support the findings in a February 1992 ICC order that $29.3 million in nuclear fuel procurement and management costs were imprudent. As a result of the Appellate Court decision and subsequent related ICC orders, IP is in the process of recovering approximately $12.7 million of nuclear fuel costs, which will not have an impact on consolidated results of operations.

     Decommissioning Costs
     ---------------------

      IP is responsible for its ownership share of the costs of decommissioning Clinton and for spent nuclear fuel disposal costs. IP is collecting future decommissioning costs through its rates based on an ICC-approved formula that allows IP to adjust rates annually for changes in decommissioning cost estimates.

      Based on NRC regulations that establish a minimum funding level, IP's 86.8% share of Clinton decommissioning costs is
estimated  to be approximately $357 million (1994 dollars).   The
NRC minimum is based only on the cost of removing radioactive plant structures. A site-specific study to estimate the costs of dismantlement, removal and disposal of Clinton has not been made;
however,  IP plans to undertake this study in 1995.   This  study
may result in projected decommissioning costs higher than the NRC-specified funding level. At December 31, 1994 and 1993, IP had
recorded   a  liability  of  $22.4  million  and  $17.2  million,
respectively, for the future decommissioning of Clinton.

       External decommissioning trusts, as prescribed under Illinois law and authorized by the ICC, have been established to accumulate funds based on the expected service life of the plant for the future decommissioning of Clinton. For the years 1994, 1993 and 1992, IP has contributed $5.5 million, $3.9 million and $3.7 million, respectively, to its external nuclear decommissioning trust funds. The balances in these nuclear decommissioning funds at December 31, 1994 and 1993, were $22.4 million and $17.2 million, respectively. IP recognizes earnings and expenses from the trust funds as changes in its assets and liabilities relating to these funds. In November 1994, the ICC granted IP permission to invest up to 60% of the nuclear decommissioning trust assets in selected equity securities.

      The Securities and Exchange Commission (SEC) staff has questioned certain current accounting practices of the electric utility industry, including those practices used by IP, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements. In response to these questions, the FASB has agreed to review the accounting for removal costs of nuclear generating stations, including decommissioning. If current electric utility industry accounting practices for such decommissioning are changed: 1) annual provisions for decommissioning could increase; 2) the estimated total cost for decommissioning could be recorded as a liability; and 3) trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense. Although it is too early to determine whether any changes to current electric utility industry accounting practices for decommissioning will be adopted, IP believes that based on current information, any required changes would not have an adverse effect on results of operations due to existing and anticipated future ability to recover decommissioning costs through rates.
      In 1992, the ICC entered an order in which it expressed concern that IP take all reasonable action to ensure that Soyland contributes its ownership share of the current or any revised estimate of decommissioning costs. The order also states that if IP becomes liable for decommissioning expenses attributable to Soyland, the ICC will then decide whether that expense should be the responsibility of IP's stockholders or its customers.

Accounting Matters
------------------

      The Illinova consolidated financial statements include the accounts of Illinova Corporation, a holding company, IP, a combination electric and gas utility, and IGC, a wholly-owned subsidiary that invests in energy-related projects and competes in the independent power market.

       IP's  consolidated  financial  position  and  results   of
operations   are   currently  the  principal  factors   affecting
Illinova's   consolidated  financial  position  and  results   of
operations.    All   significant   intercompany   balances    and
transactions have been eliminated from the consolidated financial statements. All non-utility operating transactions are included in the section titled Other Income and Deductions, "Miscellaneous-net" in the Consolidated Statements of Income. Prior year amounts have been restated on a basis consistent with the December 31, 1994, presentation.

       The IP consolidated financial statements include the accounts of Illinois Power Capital, L.P., a limited partnership in which IP serves as the general partner.

     IP currently prepares its financial statements in accordance with FAS 71. Accordingly, IP records various regulatory assets and liabilities to reflect the actions of regulators. Management believes that IP currently meets the criteria for continued application of FAS 71, but will continue to evaluate significant changes in the regulatory and competitive environment to assess IP's overall compliance with such criteria. These criteria include: 1) whether rates set by regulators are designed to recover the specific costs of providing regulated services and products to customers and; 2) whether regulators continue to establish rates based on cost. In the event that management determines that IP no longer meets the criteria for application of FAS 71, an extraordinary noncash charge to income would be recorded in order to remove the effects of the actions of regulators from the consolidated financial statements. The discontinuation of application of FAS 71 would likely have a material adverse effect on Illinova's and IP's consolidated financial position and results of operations.

Dividends
---------

      On October 12, 1994, the Board of Directors of Illinova increased the common stock dividend 25 percent, declaring the common stock dividend for the first quarter of 1995 at 25 cents per share, payable February 1, 1995, to shareholders of record as of January 10, 1995.

                          Gas Business
                          ------------

      IP  supplies  retail natural gas service  to  an  estimated aggregate  population  of 920,000 in 257 incorporated  municipali
ties,   adjacent   suburban  areas  and  numerous  unincorporated
communities.  It does not sell gas for resale.

      During the twelve months ended December 31, 1994, IP purchased 62,733,000 MMBtu of natural gas from various suppliers, marketers and producers. After purchase, the gas is transported to the IP system via Panhandle Eastern Pipeline (Panhandle),
Natural Gas Pipeline (Natural), Mississippi River Transmission Corporation (Mississippi), Trunkline Gas Company (Trunkline), and ANR Pipeline Company (ANR). Gas purchased including transportation for 1994 was at a cost of approximately $158 million. The average cost of natural gas purchased by IP from all suppliers for the years 1994, 1993 and 1992 was $2.52, $2.82 and $2.62 per MMBtu, respectively.

     The total cost of natural gas delivered decreased 15.3% from 1993 due to lower pricing in the market. Gas therm sales, which exclude therms transported, decreased 2.2% in 1994. When transported gas for industrial and commercial customers is included, the total gas delivered (therms sold plus therms transported) to IP's customers increased 2.4% from 1993.

      IP's rate schedules contain provisions for passing through to its gas customers increases or decreases in the cost of purchased gas. For Illinova see the information under the sub-caption "Revenue and Energy Cost" of "Note 1 - Summary of Sig nificant Accounting Policies" on page A-15 of the 1994 Annual Re port to Shareholders in the appendix to the Illinova Proxy Statement that is incorporated herein by reference. For IP see the information under the sub-caption "Revenue and Energy Cost" of "Note 1 - Summary of Significant Accounting Policies" on page A-15 of the 1994 Annual Report to Shareholders in the appendix to the IP Information Statement that is incorporated herein by reference.

      The volume of customer-owned gas transported during 1994 increased 14.4% from that of 1993 due to lower spot market prices and the new gas rate structure. Approximately 150 industrial and large commercial customers purchase gas directly from gas producers and marketers. These customers are charged for the transportation of gas through IP's system to their plant facilities.

      IP has eight underground gas storage fields having a total capacity of approximately 15.2 million MMBtu and a total deliverability on a peak day of about 347,000 MMBtu. In addition to the capacity of the eight underground storage fields, IP has contracts with Panhandle for 5.6 million MMBtu of underground storage capacity and a total deliverability on a peak day of approximately 59,000 MMBtu, with Natural for 1.2 million MMBtu of storage capacity and a total deliverability on a peak day of 37,000 MMBtu, with Mississippi for 3.7 million MMBtu of storage capacity with a peak day deliverability of 64,000 MMBtu and with ANR for 63,000 MMBtu of storage capacity with a peak day deliverability of 1,270 MMBtu. Operation of underground storage permits IP to increase deliverability to its customers during peak load periods by taking gas into storage during the off-peak months.

      IP owns two active liquefied petroleum gas plants having an aggregate peak-day deliverability of about 40,000 MMBtu for peak-
shaving  purposes.   Gas properties include  approximately  7,800
miles of mains.

      IP experienced its 1994 peak-day send out of 786,070 MMBtu of natural gas on January 18, 1994. IP's highest peak-day send out was 857,324 MMBtu of natural gas on January 10, 1982.

      On April 6, 1994, the ICC approved an increase of $18.9 million, or 6.1%, in IP's natural gas base rates. The increase to customers will be partially offset by savings from lower gas costs resulting from the expansion of the Hillsboro gas storage field. The approved authorized rate of return on rate base is 9.29%, with a rate of return on common equity of 11.24%. Concurrent with the gas rate increase, IP's gas utility plant composite depreciation rate decreased to 3.4%.


Gas Supply
----------

     Pursuant to Orders 636 and 636-A, issued in April and August 1992, respectively, the FERC approved amendments to its rules that are intended to increase competition among natural gas suppliers by "unbundling" the interstate pipelines' merchant sales service into separate sales and transportation services and by mandating that the pipelines' firm transportation service be comparable to the transportation service included in their traditional bundled sales service. Under this rule, pipelines are required to unbundle services that they provided so that natural gas purchasers can select services as needed to meet their energy requirements. As of December 31, 1993, all of IP's pipeline suppliers had restructured their service offerings to conform with the requirements of Orders 636 and 636-A. These rules have increased the complexity of providing firm gas service. This additional complexity results from the greater number of options available to IP, as well as the added responsibility to arrange for the acquisition, transportation and storage of natural gas, which was previously bundled into the pipelines' sales service. As a result of Orders 636 and 636-A, the pipelines are charging their customers "transition" costs, which arise from unbundling services. IP estimates that approximately $10.5 million in transition costs will be incurred. In 1993, IP began to pay transition costs billed by gas pipelines and to recover these payments through a tariff rider. On September 23, 1994, the ICC issued a final order approving recovery of Order 636 transition costs.

      Under Order 636, IP has entered into firm transportation agreements with the pipelines that feed its system. These contracts replace the sales contracts previously held with the respective pipelines. The amounts of firm transportation volumes under the contracts currently in effect with each pipeline are listed below.

                                                 Contract
                                                Expiration
Source         Firm Transportation Volume          Date
------         --------------------------       -----------
Panhandle       75,900 MMBtu plus 58,370 MMBtu   04/30/96
                  Leased Storage
Natural         89,454 MMBtu plus 37,675 MMBtu   11/30/96
                  Leased Storage
Mississippi    102,000 MMBtu including Storage   10/31/96
Trunkline(1)    10,831 MMBtu                     04/30/94
Trunkline SG-2   3,726 MMBtu                     06/30/97
ANR              5,065 MMBtu                     10/31/96
Noram           20,019 MMBtu                     10/31/95

(1) The Trunkline contract was not renewed. It was replaced with increased deliverability from the Hillsboro Storage
      Field.

      IP's present estimated supplies of gas from pipelines and its own storage are sufficient to serve all of its existing firm loads and to provide best efforts service to interruptible loads during critical periods. Gas service to interruptible customers was interrupted on six occasions for a total of 579 hours during the year 1994. On these occasions, storage service was made available in lieu of curtailment. Gas service continues to be available to all applicants on a current basis.


Environmental Matters
---------------------

      IP is subject to regulation by certain federal and Illinois authorities with respect to environmental matters and may in the future become subject to additional regulation by such authorities or by other federal, state and local governmental bodies. Existing regulations affecting IP are principally related to air and water quality, hazardous wastes and toxic substances.

Air Quality
-----------

      Pursuant to the Federal Clean Air Act (Act), the United States Environmental Protection Agency (USEPA) has established ambient air quality standards for air pollutants which in its judgment have an adverse effect on public health or welfare. The Act requires each state to adopt laws and regulations, subject to USEPA approval, designed to achieve such standards. Pursuant to the Illinois Environmental Protection Act, the Illinois Pollution Control Board (Board) adopted and, along with the Illinois Environmental Protection Agency (IEPA), is enforcing a comprehen sive set of air pollution control regulations which include emission limitations and permitting and monitoring and reporting requirements. These regulations have, with some modifications, received USEPA approval and are enforceable by both the Illinois and federal agencies.

       The   air  pollution  regulations  of  the  Board   impose
limitations on emissions of particulate, sulfur dioxide, carbon monoxide, nitrogen oxides and various other pollutants. Enforcement of emission limitations is accomplished in part through the regulatory permitting process. To construct a facility which will produce regulated emissions, a construction permit must be obtained, usually on the basis of the design being sufficient to permit operation within applicable emission limitations. Upon completion of construction, an operating permit for the facility must be obtained. Operating permits are granted for various periods, usually within a range from two to five years. The initial granting or subsequent renewal of operating permits is based upon a demonstration that the facility operates within prescribed limitations on emissions. IP's practice is to obtain an operating permit for each source of regulated emissions. Presently, it has a total of approximately 100 permits for emission sources at its power stations and other facilities, expiring at various times. In addition to having the requisite operating permits, each source of regulated emissions must be operated within the regulatory limitations on emissions. Verification of such compliance is usually accomplished by reports to regulatory authorities and inspections by such authorities.

      Jointly, IP and IEPA petitioned the Board to adopt a regulatory amendment providing for a site-specific sulfur dioxide limitation applicable to the Baldwin power station. The Board granted that relief in 1979 and amended it in 1983 to satisfy certain concerns raised by USEPA. In October 1983, the amendment, with supporting information, was submitted to USEPA for approval as part of the State Implementation Plan (SIP). On March 5, 1990, USEPA approved the Baldwin SIP allowing the use of local coal up to full capacity of the Baldwin power station.

      In addition to the sulfur dioxide emission limitations for existing facilities, both the USEPA and the State of Illinois adopted New Source Performance Standards (NSPS) applicable to coal-fired generating units limiting emissions to 1.2 pounds of sulfur dioxide per million Btu of heat input. This standard is applicable to IP's Unit 6 at the Havana power station. The federal NSPS also limits nitrogen oxides, opacity and particulate emissions and imposes certain monitoring requirements. In 1977 and 1990 the Act was amended and, as a result, USEPA has adopted more stringent emission standards for new sources. These standards would apply to any new plant constructed by IP.


Clean Air Act
-------------

      On November 15, 1990, the U. S. Congress passed the Clean Air Act Amendments (Amendments). The Amendments create new programs to control acid rain, protect stratospheric ozone and require new permits for most air pollution sources. The Amendments also modify the existing hazardous air pollutant program and impose new air quality requirements on sources in areas which do not meet the ambient air quality standards and other sources which adversely impact these areas. As the regulations implementing the Amendments are developed, IP will develop and implement plans to maintain compliance with any new air pollutant restrictions.

       In August 1992, IP announced that it had suspended construction of two scrubbers at the Baldwin power station, on which IP had expended approximately $34.6 million. IP has recovered approximately $3.1 million as a result of the sale of excess materials that were not used on the project. After suspending scrubber construction, IP reconsidered its alternatives for complying with Phase I of the 1990 Clean Air Act Amendments. In March 1993, IP announced its compliance plan for Phase I (1995-1999) of the Clean Air Act, which is to continue using high-sulfur Illinois coal and acquire emission allowances to comply with the Clean Air Act requirements. An emission allowance is the authorization by the USEPA to emit one ton of sulfur dioxide. The ICC approved IP's Phase I Clean Air Act compliance plan in September 1993, and IP is continuing to implement that plan. Sufficient emission allowances have been acquired to meet anticipated needs for 1995. IP will be active in the emissions allowance market in order to meet requirements for allowances in 1996 and beyond. In 1993, the Illinois General Assembly passed and the governor signed legislation authorizing but not requiring the ICC to permit expenditures and revenues from emission allowance purchases and sales to be reflected in rates charged to customers as a cost of fuel. In December 1994, the ICC approved the recovery of emission allowance costs through the Uniform Fuel Adjustment Clause. IP's compliance plan will defer, until at least 2000, any need for scrubbers or other capital projects associated with sulfur dioxide emission reductions. Additional actions and capital expenditures will be required by IP to achieve compliance with the Phase II (2000 and beyond) sulfur dioxide emission requirements of the Clean Air Act.

      IP planned to comply with the Phase I nitrogen-oxide emission reduction requirements of the acid rain provisions of the Clean Air Act by installing low-nitrogen-oxide (NOx) burners at Baldwin Unit 3. On November 29, 1994, the U.S. D.C. Circuit Court of Appeals remanded the Phase I NOx rules back to the USEPA. IP is positioned to comply with the previously established rules and does not expect the new rules to be any more stringent. Therefore, the Court's decision is not expected to have a material impact on IP's compliance activity.


      Additional capital expenditures are anticipated prior to 2000 to comply with the Phase II nitrogen-oxide requirements, as well as potential requirements to further reduce nitrogen-oxide emissions from IP plants to help achieve compliance with air quality standards in the St. Louis and/or Chicago metropolitan areas. IP has installed continuous emission monitoring systems at its major generating stations, as required by the acid rain provisions of the Clean Air Act.

       In July 1993, the Alliance for Clean Coal (Alliance), a coalition of Western coal producers and railroads, filed suit against the ICC in the U.S. District Court in Chicago. The Alliance sought a declaration that an Illinois statute regarding the filing with and approval by the ICC of utility Clean Air Act compliance plans, including provisions on the construction of scrubbers or other devices to facilitate continued use of high-sulfur Illinois coal as a fuel, is unconstitutional. In December 1993, the U.S. District Court issued an opinion and an order in Alliance for Clean Coal vs. Ellen Craig, et al. declaring the statute unconstitutional. The order prohibits the ICC from enforcing the statute, and declares void compliance plans prepared and approved in reliance on the statute. Subsequent to that decision, IP filed its plan with the ICC, not for approval as it believes no approval of the plan is required, but as a supplement to informational filings made in a pending least-cost plan proceeding. The ICC concluded in its final order that IP's compliance plan represented the least-cost option for compliance. On January 9, 1995, the Seventh Circuit Court of Appeals affirmed the U.S. District Court decision.

Manufactured-Gas Plant (MGP) Sites
----------------------------------

       IP, through its predecessor companies, was identified on a State of Illinois list as the responsible party for potential environmental impairment at 24 former MGP sites. IP is investigating each of the sites to determine: (1) the type and amount of residues present; (2) whether the residues constitute environmental or health hazards and, if present, their extent; and (3) whether IP has any responsibility for remedial action. Because of the unknown and unique characteristics of each site (such as amount and type of residues present, physical characteristics of the site and the environmental risk) and uncertain regulatory requirements, IP is not able to determine its ultimate liability for the investigation and remediation of the 24 sites. However, at December 31, 1994, IP has estimated and recorded a minimum liability of $35 million. In 1994, IP spent approximately $1.3 million for investigation and remediation activities. IP is unable to determine at this time what portion of these costs, if any, will be eligible for recovery from insurance carriers or other potentially responsible parties. In addition, IP is unable to determine the time frame over which these costs may be paid out. IP has recorded a regulatory asset in the amount of $35 million, reflecting management's expectation that investigation and remediation costs for the MGP sites will be recovered from customers or insurers.

     In September 1992, the ICC issued a generic order concluding that utilities will be allowed to collect from customers MGP remediation costs paid to third parties, subject to prudency evaluation. The order allowed recovery of such prudently incurred costs over a five-year period but with no recovery from customers of carrying costs on the unrecovered balance.

      IP is currently recovering MGP site cleanup costs from its customers through a tariff rider approved by the ICC in April 1993. In February 1994, an intervening consumer group appealed the September 1992 ICC order and an affirming December 1993 Appellate Court decision to the Illinois Supreme Court, arguing that utilities should not be permitted to recover MGP cleanup costs from customers or should not be permitted to recover such costs through riders. IP and other utilities have also appealed to the Illinois Supreme Court seeking to include carrying costs on the unrecovered balance of cleanup costs through the tariff rider. The Illinois Supreme Court agreed to hear both appeals, and briefing and oral arguments were held in September 1994. Management believes that the final disposition of these appeals will not have a material adverse effect on Illinova's or IP's consolidated financial position or results of operations.

Water Quality
-------------

       The Federal Water Pollution Control Act Amendments of 1972 require that National Pollutant Discharge Elimination System (NPDES) permits be obtained from USEPA (or, when delegated, from individual state pollution control agencies) for any discharge into navigable waters. Such discharges are required to conform with the standards, including thermal, established by USEPA and also with applicable state standards.

       Enforcement of discharge limitations is accomplished in part through the regulatory permitting process similar to that described previously under "Air Quality". Presently, IP has approximately two dozen permits for discharges at its power stations and other facilities, which must be periodically renewed.

       In  addition  to obtaining such permits,  each  source  of regulated discharges must be operated within the limitations prescribed by applicable regulations. Verification of such compliance is usually accomplished by monitoring results reported to regulatory authorities and inspections by such authorities.

       The Baldwin permit was reissued during the fourth quarter of 1993 and is due for renewal in the fourth quarter of 1997. The Hennepin NPDES permit was reissued in 1992 and is due for renewal in the third quarter of 1997. The Clinton permit was reissued in 1990 and is due for renewal in the second quarter of 1995. The application to renew this permit has been submitted and IP is allowed to continue to operate the plant at currently authorized levels. The Vermilion, Wood River and Havana permits were reissued in 1991. These permits are due for renewal in the fourth quarter of 1995.

      During 1994, IP investigated various compliance options for the ash pond discharge from the Vermilion Plant (Plant). One of the options considered by the Plant was to request a flow-based NPDES permit. This approach would require the new ash pond be used to store wastewater during months when the flow in the receiving stream was low and the possibility of exceeding in-stream water quality standards would be greatest. New piping, valves and sophisticated flow-monitoring equipment was installed to allow the Plant to control the rate of release from the ash pond so that in-stream standards would not be exceeded. A modified NPDES permit was received from IEPA in June 1994 which authorized this type operation.

       Recently the Baldwin NPDES permit was modified to extend the compliance schedule for achieving compliance with the boron effluent limit for the ash pond discharge. The initial date for achieving compliance was October 1996; however, because of delays caused by the flooded Kaskaskia River, necessary mixing zones studies could not be completed quickly. IEPA modified the permit to extend the compliance schedule until December 1, 1997, which allows IP sufficient time to complete all necessary studies.

Other Issues
------------

       Hazardous and non-hazardous wastes generated by IP must be managed in accordance with federal regulations under the Toxic Substances Control Act, the Comprehensive Environmental Response, Compensation and Liability Act and the Resource Conservation and Recovery Act (RCRA) and additional state regulations promulgated under both RCRA and state law. Regulations promulgated in 1988 under RCRA govern IP's use of underground storage tanks. The use, storage, and disposal of certain toxic substances, such as polychlorinated biphenyls (PCB's) in electrical equipment, are regulated under the Toxic Substances Control Act. Hazardous substances used by IP are subject to reporting requirements under the Emergency Planning Community-Right-To-Know Act (EPCRA). The State of Illinois has been delegated authority for enforcement of these regulations under the Illinois Environmental Protection Act and state statutes. These requirements impose certain monitoring, recordkeeping, reporting and operational requirements which IP has implemented or is implementing to assure compliance. IP does not anticipate that compliance will have a material
adverse   effect  on  its  financial  position  or   results   of
operations.

       Between June 1983 and January 1985, IP shipped various materials containing PCB's to the Martha C. Rose Chemicals, Inc.
(Rose) facility in Holden, Missouri for proper treatment and disposal. Rose, pursuant to permits issued by USEPA, had undertaken  to  dispose of PCB materials for IP and  others,  but failed in part to do so. As a result of such failure, PCB materials were being stored at the facility. In 1986, IP joined with a number of other generators to efficiently and economically cleanup the facility. The Steering Committee, consisting of IP and 15 other entities has received USEPA's approval to implement the Remedial Design Work Plan. Remedial action plan activities are scheduled for completion by the end of April 1995. The Steering Committee is required to monitor ground water at the site from a minimum of five years to a maximum of ten years after completion of the Plan. At the present time, management does not believe its ratable share of potential liability related to the cost of future activities at the Rose site will have a material adverse effect on Illinova's or IP's consolidated financial position or results of operations. IP, along with fourteen other steering committee members, reached a settlement with all potentially responsible parties to recover their ratable share of these costs.

Electric and Magnetic Fields
----------------------------

      The possibility that exposure to electric and magnetic fields (EMF) emanating from power lines, household appliances and other electric sources may result in adverse health effects continues to be the subject of litigation and governmental, medical and media attention. Litigants have also claimed that EMF concerns justify recovery from utilities for the loss in value of real property exposed to power lines, substations and other such sources of EMF. Scientific research worldwide has produced conflicting results and no conclusive evidence that electric and/or magnetic field exposure causes adverse health effects. Research is continuing to resolve scientific uncertainties. The DOE and the National Institute of Environmental Health Sciences are administering a National EMF Research and Public Information Dissemination Program. A final report on the results of this Program is required by statute to be submitted to Congress by March 31, 1997. It is too soon to tell what, if any, impact these actions may have on Illinova's or IP's consolidated financial position.


Environmental Expenditures
--------------------------

     Operating expenses for environmentally-related activities in 1994 were approximately $48 million (including the incremental costs of alternative fuels to meet environmental requirements). IP's accumulated capital expenditures (including AFUDC) for environmental protection programs since 1969 have reached approximately $792 million.


                    Research and Development
                    ------------------------

     IP's research and development expenditures during 1994, 1993 and 1992 were approximately $5.5 million, $6.4 million and $3.7 million, respectively. The increased research and development costs in 1993 are primarily due to increased dues to the Electric Power Research Institute and increased alternate fuel testing at the Baldwin power station. The decreased research and development costs in 1994 were because of decreased alternate fuel testing at the Baldwin power station.

                           Regulation
                           ----------

     Under  the Illinois Public Utilities Act, the ICC has  broad powers of supervision and regulation with respect to the rates and charges of IP, its services and facilities, extensions or abandonment of service, classification of accounts, valuation and depreciation of property, issuance of securities and various other matters. The Illinois Public Utilities Act was amended effective January 1, 1986 to include certain provisions specifying criteria for the inclusion of utility plant investment in rate base. These provisions state in substance that the ICC shall include in a utility's rate base only the value of its investment which is both prudently incurred and used and useful in providing service to customers; that no new electric generating plant or significant addition to existing facilities shall be included in rate base unless the ICC determines that such plant or facility is reasonable in cost, prudent and used and useful in providing utility service to customers; and that the ICC is empowered to determine whether a utility's generating capacity is in excess of that reasonably necessary to provide adequate and reliable service and to make appropriate and equitable adjustments to rates upon a finding of excess capacity, provided that any such determination and adjustment with respect to generating capacity existing or under construction prior to January 1, 1986 shall be limited to the determination and adjustment, if any, appropriate under the law then in effect.

     Illinova and IP are exempt from all the provisions of the Public Utility Holding Company Act of 1935 except Section 9(a)(2) thereof. That section requires approval of the Securities and Ex change Commission prior to certain acquisitions of any securities of other public utility companies or public utility holding companies.

     IP is subject to regulation under the Federal Power Act by the FERC as to rates and charges in connection with the transmission of electric energy in interstate commerce and the sale of such energy at wholesale in interstate commerce, the issuance of debt securities maturing in not more than 12 months, accounting and depreciation policies, and certain other matters.

     The FERC has declared IP exempt from the Natural Gas Act and the orders, rules and regulations of the Commission thereunder.
     IP is subject to the jurisdiction of the NRC with respect to Cl
inton.   NRC  regulations  control the granting  of  permits  and
licenses  for  the  construction and operation of  nuclear  power stations and subject such stations to continuing review and regulation. Additionally, the NRC review and regulatory process covers decommissioning, radioactive waste, environmental and
radiological  aspects  of such stations.   In  general,  the  NRC
continues to propose new and revised rules relating to the operations and maintenance aspects of nuclear facilities. It is unclear whether such proposed rules will be adopted and what effect, if any, such adoption will have on IP.

     IP is subject to the jurisdiction of the Illinois Department of Nuclear Safety (IDNS) with respect to Clinton. IDNS and the NRC entered a memorandum of understanding which allows IDNS to review and regulate nuclear safety matters at state nuclear facilities. The IDNS review and regulatory process covers radiation safety, environmental safety, non-nuclear pressure vessels, emergency preparedness and emergency response. IDNS continues to propose new and revised state administrative code. It is unclear if such proposed rules will be adopted and what effect, if any, such adoption will have on IP.


           Executive Officers of Illinova Corporation
           ------------------------------------------


Name of Officer          Age               Position
---------------          ---               --------

Larry D. Haab             57     Chairman, President and
                                 Chief Executive Officer
Larry F. Altenbaumer      47     Chief Financial Officer,
                                 Treasurer and Controller
Leah Manning Stetzner     46     General Counsel and
                                 Corporate Secretary


    Mr. Haab was elected Chairman, President and Chief Executive
Officer in December 1993.

         Mr. Altenbaumer was elected Chief Financial Officer,
Treasurer and Controller in June 1994.

        Ms. Stetzner was elected General Counsel and Corporate
Secretary in June 1994.



          Executive Officers of Illinois Power Company
          --------------------------------------------

Name of Officer          Age               Position
---------------          ---               --------

Larry D. Haab             57     Chairman, President and
                                 Chief Executive Officer
Charles W. Wells          60     Executive Vice President
Larry F. Altenbaumer      47     Senior Vice President and
                                 Chief  Financial Officer
Larry S. Brodsky          46     Senior Vice President
Paul L. Lang              54     Senior Vice President
Wilfred Connell           57     Vice President
John G. Cook              47     Vice President
Larry L. Idleman          56     Vice President
Leah Manning Stetzner     46     Vice President, General
                                 Counsel and Corporate
                                 Secretary
Ralph F. Tschantz         42     Vice President
Alec G. Dreyer            37     Treasurer and Controller


     Each of the above IP executive officers, except for Mr. Tschantz and Mr. Dreyer, has been employed by IP for more than five years in executive or management positions. Prior to election to the positions shown above, the following executive officers held the following positions since January 1, 1990.

     Mr.  Haab was elected Chairman in June 1991.  He was elected
Chief  Executive  Officer in April 1991 and  President  in  April
1989.

     Mr.  Altenbaumer was elected Senior Vice President and Chief
Financial  Officer  in June 1992.  Prior to  being  elected  Vice
President, Chief Financial Officer and Controller in June 1990, he was Controller and Treasurer.

     Mr.  Brodsky  was elected Senior Vice President  in  October
1994.  He was previously elected Vice President in November 1987.

     Mr. Lang was elected Senior Vice President in June 1992. He joined IP as Vice President in July 1986.

     Mr.  Cook  was  elected Vice President  in  June  1992.   He
previously held the positions of Manager of Clinton Power Station and Manager of Nuclear Planning and Support.

     Ms. Stetzner was elected Vice President, General Counsel and
Corporate  Secretary in February 1993.  She joined IP as  General
Counsel and Corporate Secretary in October 1989.

     Mr. Tschantz joined IP as Vice President in March 1995.   He
previously was a Regional Account Management Director with Keebler Company since 1993 and Group Director, Sales, Systems and
Planning since 1990.

     Mr.  Dreyer was elected Treasurer and Controller in December
1994.   Prior to joining IP as Controller in June 1992, he was  a
Senior Audit Manager with Price Waterhouse since 1990.

     The present term of office of each of the above executive officers extends to the first meeting of Illinova's and IP's Board of Directors after the Annual Election of Directors. There are no family relationships among the executive officers and directors of Illinova and IP.

                      Operating Statistics
                      ---------------------

      For  Illinova  the information under the caption  "Selected
Illinois  Power  Company Statistics" on page  A-33  of  the  1994
Annual  Report  to Shareholders in the appendix to  the  Illinova
Proxy Statement is incorporated herein by reference.

      For   IP   the  information  under  the  caption  "Selected
Statistics"  on  page    A-33  of  the  1994  Annual  Report   to
Shareholders in the appendix to the IP Information Statement is incorporated herein by reference.

Item 2.  Properties
-------

     IP owns and operates electric generating stations at Havana, Wood River, Hennepin, Baldwin and near Danville, Illinois (designated as the Vermilion station), totaling 3,487,000 kilo watts of net summer capability. IP has an ownership in the Clinton power station (Clinton) of 86.8% and Soyland Power Coop erative, Inc. owns the remaining 13.2%. IP's portion of net summer output capability of Clinton is 807,000 kilowatts. IP also owns other gas turbine generating facilities, at three locations, with an aggregate capability of 147,000 kilowatts.

     IP owns an interconnected electric transmission system of approximately 2,800 circuit miles, operating from 69,000 to 345,000 volts and a distribution system which includes about
37,200 circuit miles of overhead and underground lines.

     All outstanding first mortgage bonds issued under the Mortgage and Deed of Trust dated November 1, 1943 are secured by a first mortgage lien on substantially all of the fixed property, franchises and rights of IP with certain exceptions expressly provided in the mortgage securing the bonds. All outstanding New Mortgage Bonds issued under the General Mortgage and Deed of Trust dated November 1, 1992, are secured by a lien on IP's properties used in the generation, purchase, transmission, distribution and sale of electricity and gas, which lien is junior to the lien of the Mortgage and Deed of Trust dated November 1, 1943.

Item 3. Legal Proceedings
-------

     See discussion of legal proceedings under Item 1 "Nuclear" and "Gas Manufacturing Sites".

Fuel and Purchased Gas Adjustment Clauses
-----------------------------------------

     The ICC holds annual public hearings to determine whether each utility's fuel adjustment clause and purchased gas adjustment clause reflect actual costs of fuel and gas prudently purchased and to reconcile amounts collected with actual costs, with the possibility of surcharges or refunds to reflect amounts under-collected or over-collected. See "1987 Uniform Fuel Adjustment Clause Reconciliation" reported under "Clinton Power Station" in Item 1 for information regarding a January 1994 order on remand from the ICC.

Environmental
-------------

     See "Environmental Matters" reported under Item 1 for information regarding legal proceedings concerning environmental matters.

Item 4. Submission of Matters to a Vote of Security Holders
-------

     IP did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1994.

                             PART II
-----------------------------------------------------------------

Item 5. Market for Registrants' Common Equity and Related
------- Stockholder Matters

     For Illinova the information under the caption "Quarterly Consolidated Financial Information and Common Stock Data (Unaudit ed)" on page A-31 of the 1994 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement is incorporated herein by reference.

      For IP the information under the caption "Quarterly Consolidated Financial Information and Common Stock Data (Unaudited)" on page A-31 of the 1994 Annual Report to
Shareholders in the appendix to the IP Information Statement is incorporated herein by reference.

Item 6. Selected Financial Data
-------

     For  Illinova  the  information under the caption  "Selected
Consolidated  Financial Data" on page A-32  of  the  1994  Annual
Report  to  Shareholders in the appendix to  the  Illinova  Proxy
Statement is incorporated herein by reference.

      For   IP   the  information  under  the  caption  "Selected
Consolidated  Financial Data" on page A-32  of  the  1994  Annual
Report  to  Shareholders in the appendix to  the  IP  Information
Statement is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial
------- Condition and Results of Operations

     For Illinova the information under the caption "Management's
Discussion  and Analysis" on pages A-2 through A-9  of  the  1994
Annual  Report  to Shareholders in the appendix to  the  Illinova
Proxy Statement is incorporated herein by reference.

     For  IP  the  information  under the  caption  "Management's
Discussion  and Analysis" on pages A-2 through A-9  of  the  1994
Annual  Report  to  Shareholders  in  the  appendix  to  the   IP
Information Statement is incorporated herein by reference.

     In December 1994, IP filed a petition with the ICC seeking approval of a program whereby IP will reacquire shares of its common stock from Illinova, from time to time, at prices determined to be equivalent to current market value. The reacquired stock will be retained as treasury stock or cancelled. On March 22, 1995, the ICC approved the common stock repurchase program. The ICC specified that IP may initiate the repurchase of shares of its common stock from Illinova subject to meeting certain financial tests. The ICC did not set a limit on the number of shares of common stock that can be repurchased.

     On May 1, 1995, IP will redeem the remaining 240,000 shares of 8.00% Cumulative Preferred Stock for $100 per share plus accrued dividends.

Item 8. Financial Statements and Supplementary Data
-------

     For Illinova the consolidated financial statements and related notes on pages A-11 through A-31 and Report of Inde pendent Accountants on page A-10 of the 1994 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated in Items 5, 6 and 7, the 1994 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement is not to be deemed filed as part of this Form 10-K Annual Report.

     For IP the consolidated financial statements and related notes on pages A-11 through A-31 and Report of Independent Accountants on page A-10 of the 1994 Annual Report to Shareholders in the appendix to the IP Information Statement are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated in Items 5, 6 and 7, the 1994 Annual Report to Shareholders in the appendix to the IP Information Statement is not to be deemed filed as part of this form 10-K Annual Report.

Item 9. Changes in and Disagreements With Accountants on
------- Accounting and Financial Disclosure

None.

                            PART III
-----------------------------------------------------------------

Item 10.    Directors and Executive Officers of the Registrants
--------

     For Illinova the information under the caption "Board of Directors" on pages 3 through 7 of Illinova's Proxy Statement for its 1995 Annual Meeting of Stockholders is incorporated herein by reference. The information relating to Illinova's executive officers is set forth in Part I of this Annual Report on Form 10-K.

    For IP the information under the caption "Board of Directors" on pages 4 through 7 of IP's Information Statement for its 1995 Annual Meeting of Stockholders is incorporated herein by reference. The information relating to Illinois Power Company's executive officers is set forth in Part I of this Annual Report on Form 10-K.

Item 11.  Executive Compensation
--------

     For Illinova the information under the caption "Executive
Compensation" on pages 8 through 12 of Illinova's Proxy Statement for its 1995 Annual Meeting of Stockholders is incorporated herein by reference.

     For IP the information under the caption "Executive
Compensation" on pages 8 through 13 of IP's Information Statement for its 1995 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
--------- Management

     For Illinova the information under the caption "Security Ownership of Management and Certain Beneficial Owners" on page 7 and the information regarding securities owned by certain officers and directors under the caption "Board of Directors" on pages 3 through 7 of Illinova's Proxy Statement for its 1995 Annual Meeting of Stockholders is incorporated herein by reference.

     For IP the information under the caption "Security Ownership of Management and Certain Beneficial Owners" on page 7 and the information regarding securities owned by certain officers and directors under the caption "Board of Directors" on pages 4 through 7 of IP's Information Statement for its 1995 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
--------

     None.

                           PART IV
------------------------------------------------------------

Item 14.    Exhibits, Financial Statement Schedules, and
---------   Reports on Form 8-K

     (a)    Documents filed as part of this report.
        (1a)     Financial Statements:
                                                Page in 1994
                                                Annual Report
                                               to Shareholders
                                               in the appendix
                                               to the Illinova
                                              Proxy Statement*
                                              ----------------

            Report of Independent Accountants             A-10
            Consolidated Statements of Income for the
               three years ended December 31, 1994        A-11
            Consolidated Balance Sheets at
               December 31, 1994 and 1993                 A-12
            Consolidated Statements of Cash Flows for
               the three years ended December 31, 1994    A-13
            Consolidated Statements of Retained
               Earnings (Deficit) for the three years
               ended December 31, 1994                    A-13
            Notes to Financial Statements           A-14 - A-31

* Incorporated by reference from the indicated pages of the 1994 Annual Report to Shareholders in the appendix to the Illinova Proxy Statement.

        (1b)     Financial Statements:
                                                Page in 1994
                                                Annual Report
                                               to Shareholders
                                               in the appendix
                                                  to the IP
                                                 Information
                                                 Statement**
                                               ---------------

            Report of Independent Accountants            A-10
            Consolidated Statements of Income for the
               three years ended December 31, 1994       A-11
            Consolidated Balance Sheets at
               December 31, 1994 and 1993                A-12
            Consolidated Statements of Cash Flows for
               the three years ended December 31, 199    A-13
            Consolidated Statements of Retained
               Earnings (Deficit) for the three years
               ended December 31, 1994                   A-13
            Notes to Financial Statements            A-14 - A-31

** Incorporated by reference from the indicated pages of the 1994 Annual Report to Shareholders in the appendix to the IP Information Statement (See page 35 of this Form 10-
K).

        (2) Financial Statement Schedules:

      All Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

        (3) Exhibits

        The exhibits filed with this Form 10-K are listed in the Exhibit Index located elsewhere herein. All management contracts and compensatory plans or arrangements set forth in such list are marked with a ~.

    (b) Reports on Form 8-K since September 30, 1994:

                             None.

                          SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ILLINOIS POWER COMPANY
                                          (REGISTRANT)

                               By  Larry D. Haab
                                   ------------------------
                                   Larry D. Haab, Chairman,
                                      President and Chief
                                      Executive Officer

                               Date:    March 30, 1995
                                   ------------------------

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

   Signature                   Title                                   Date
   ---------                   -----                                   ----

Larry D. Haab              Chairman, President, Chief             March 30, 1995
---------------------      Executive Officer and Director
Larry D. Haab
(Principal Executive
  Officer)

Larry F. Altenbaumer       Senior Vice President                  March 30, 1995
---------------------      and Chief Financial Officer
Larry F. Altenbaumer
(Principal Financial
  and Accounting
  Officer)

Alec G. Dreyer             Treasurer and Controller               March 30, 1995
---------------------
Alec G. Dreyer

Richard R. Berry           Director                               March 30, 1995
---------------------
Richard R. Berry

Donald E. Lasater          Director                               March 30, 1995
---------------------
Donald E. Lasater

Donald S. Perkins          Director                               March 30, 1995
---------------------
Donald S. Perkins

Robert M. Powers           Director                               March 30, 1995
---------------------
Robert M. Powers

Walter D. Scott            Director                               March 30, 1995
---------------------
Walter D. Scott

Ronald L. Thompson         Director                               March 30, 1995
---------------------
Ronald L. Thompson

Walter M. Vannoy           Director                               March 30, 1995
---------------------
Walter M. Vannoy

Marilou von Ferstel        Director                               March 30, 1995
---------------------
Marilou von Ferstal

Charles W. Wells           Director                               March 30, 1995
---------------------
Charles W. Wells

John D. Zeglis             Director                               March 30, 1995
---------------------
John D. Zeglis

                           Director                               March 30, 1995
---------------------
Vernon K. Zimmerman

                        Exhibit Index

Exhibit                 Description                           Page Number
-------                 -----------                           -----------

 3(a)(1)    Amended and Restated Articles of Incorporation
            of Illinois Power Company, dated September 7, 1994.
            Filed as Exhibit 3(a) to the Current Report on Form
            8-K dated September 7, 1994 (File No. 1-3004).        *

 3(a)(2)    Articles of Amendment to the Articles of
            Incorporation of Illinova Corporation, filed as
            of October 31, 1994.  Filed as Exhibit 3(a) to
            the Quarterly Report on Form 10-Q under the
            Securities Exchange Act of 1934 for the quarter
            ended September 30, 1994 (File No. 1-3004).           *

 3(a)(3)    Statement of Correction to the Articles of
            Incorporation of Illinova Corporation, filed
            as of October 31, 1994.  Filed as Exhibit 3(b)
            to the Quarterly Report on Form 10-Q under the
            Securities Exchange Act of 1934 for the quarter
            ended September 30, 1994 (File No. 1-3004).           *

 3(b)(1)    By-laws of Illinois Power Company, as amended
            through December 14, 1994.                           47

 3(b)(2)    By-laws of Illinova Corporation, as amended
            through December 14, 1994.                           55

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

 4(l)       Supplemental Indenture dated December 13, 1989,
            providing for $300,000,000 principal amount of
            Medium-Term Notes, Series A. Filed as Exhibit 4
            (nn) to the Annual Report on Form 10-K under the
            Securities and Exchange Act of 1934 for the year
            ended December 31, 1989 (File No. 1-3004).            *

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

 4(r)       Supplemental Indenture dated September 1, 1992,
            providing for $72,000,000 principal amount of 6.5%
            First Mortgage Bonds due September 1, 1999.  Filed
            as Exhibit 4(rr) to the Quarterly Report on Form
            10-Q for the quarter ended September 30, 1992
            (File No. 1-3004).                                    *

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

4(hh)       Supplemental Indenture dated February 1, 1994,
            to Mortgage and Deed of Trust dated November 1, 1943.
            Filed as Exhibit 4(hh) to the Annual Report on
            Form 10-K under the Securities Exchange Act of
            1934 for the year ended December 31, 1993
            (File No. 1-3004).                                    *

4(ii)       Indenture dated October 1, 1994 between Illinois
            Power Company and the First National Bank of
            Chicago. Filed as Exhibit 4(a) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1994
            (File No. 1-3004).                                    *

4(jj)       Supplemental Indenture dated October 1, 1994, to
            Indenture dated as of October 1, 1994.  Filed as
            Exhibit 4(b) to the Quarterly Report on Form 10-Q
            for the quarter ended September 30, 1994
            (File No. 1-3004).                                    *

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

10(b)       Illinova Corporation Deferred Compensation Plan
            for Certain Directors, as amended April 10, 1991.
            Filed as Exhibit 10(b) to the Annual Report
            on Form 10-K under the Securities Exchange Act
            of 1934 for the year ended December 31, 1991
            (File No. 1-3004).~                                   *

10(c)       Illinois Power Company Incentive Savings Trust
            and Illinois Power Company Incentive Savings
            Plan and Amendment I thereto.  Filed as Exhibit
            10(d) to the Annual Report on Form 10-K under
            the Securities Exchange Act of 1934 for the
            year ended December 31, 1984 (File No. 1-3004).~      *

10(d)       Illinova Corporation Director Emeritus Plan
            for Outside Directors.  Filed as Exhibit 10(e)
            to the Annual Report on Form 10-K under the
            Securities Exchange Act of 1934 for the year
            ended December 31, 1989 (File No. 1-3004).~           *

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

10(h)       Illinova Corporation Stock Plan for Outside
            Directors as amended and restated by the Board of
            Directors on April 9, 1992 and as further amended
            April 14, 1993.  Filed as Exhibit 10(h) to the
            Annual Report on Form 10-K under the Securities
            Exchange Act of 1934 for the year ended
            December 31, 1993 (File No. 1-3004).~                 *

10(i)       Retirement and Consulting Agreement entered into
            as of June 1, 1991 between Illinois Power Company
            and Wendell J. Kelley.  Filed as Exhibit 10(i) to
            the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December
            31, 1991 (File No. 1-3004).~                          *

10(j)       Illinova Corporation Retirement Plan for Outside
            Directors, as amended through December 11, 1991.
            Filed as Exhibit 10(j) to the Annual Report on Form
            10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1991 (File No. 1-3004).~ *

10(k)       Illinova Corporation 1992 long-term Incentive
            Compensation Plan.  Filed as Exhibit 10(k) to
            the Quarterly Report on Form 10-Q for the quarter
            ended March 31, 1992 (File No. 1-3004).~              *

10(l)       Illinois Power Company Executive Deferred
            Compensation Plan.  Filed as Exhibit 10(l) to
            the Annual Report on Form 10-K under the
            Securities Exchange Act of 1934 for the year
            ended December 31, 1993. ~                            *

10(m)       Illinois Power Company Retirement Income Plan
            for salaried employees as amended and restated effective January 1, 1989, as further amended through
            January 1, 1994.~                                    63

10(n)       Illinois Power Company Retirement Income Plan
            for employees covered under a collective bargaining
            agreement as amended and restated effective as of
            January 1, 1994.~                                   134

10(o)       Illinois Power Company Incentive Savings Plan as
            amended and restated effective January 1, 1991
            and as further amended through amendments adopted
            December 28, 1994.~                                 200

10(p)       Illinois Power Company Incentive Savings Plan
            for employees covered under a collective bargaining
            agreement as amended and restated effective
            January 1, 1991 and as further amended through
            amendments adopted December 28, 1994.~             270

12(a)       Computation of ratio of earnings to fixed
            charges for Illinova Corporation.                  336

12(b)       Computation of ratio of earnings to fixed
            charges for Illinois Power Company.                337

13(a)       Illinova Corporation Proxy Statement and 1994
            Annual Report to Shareholders.                     338

13(b)       Illinois Power Company Information Statement
            and 1994 Annual Report to Shareholders.            386

21          Subsidiaries of Illinova Corporation and Illinois
            Power Company.                                     434

23(a)       Consent of Independent Accountants for Illinova
            Corporation.                                       435

23(b)       Consent of Independent Accountants for Illinois
            Power Company.                                     436

_____________________________

*   Incorporated herein by reference.

~     Management contract and compensatory plans or
arrangements.