Form 10-Q
period 1995-06-30
ILLINOIS POWER CO
filed 1995-08-08
CIK 49816

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C. 20549


                          Form 10-Q

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended JUNE 30, 1995
                             OR
    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

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

                Illinova        Yes X  No
                Corporation        ----  ----
                Illinois Power  Yes X  No
                Company            ----  ----

     Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

Illinova Corporation     Common stock, no par value, 75,643,937
                         shares outstanding at July 31, 1995

Illinois Power Company   Common stock, no par value,73,946,337
                         shares outstanding held by Illinova
                         Corporation at July 31, 1995

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

        FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1995
                            INDEX
                                                      PAGE NO.
Part 1.  FINANCIAL INFORMATION

 Item 1. Financial Statements

         Illinova Corporation

              Consolidated Balance Sheets               3 - 4
              Consolidated Statements of Income             5
              Consolidated Statements of Cash Flows         6

         Illinois Power Company

              Consolidated Balance Sheets               7 - 8
              Consolidated Statements of Income             9
              Consolidated Statements of Cash Flows        10

         Notes to Consolidated Financial Statements of
              Illinova Corporation and
              Illinois Power Company                  11 - 12

 Item 2.      Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations for Illinova Corporation
              and Illinois Power Company              13 - 17

Part II.  OTHER INFORMATION

 Item 1: Legal Proceedings                                 18

 Item 6: Exhibits and Reports on Form 8-K                  18

 Signatures                                           19 - 20

 Exhibit Index                                             21

               PART I.  FINANCIAL INFORMATION
                    ILLINOVA CORPORATION
                 CONSOLIDATED BALANCE SHEETS
      (See accompanying Notes to Consolidated Financial
                         Statements)

                                      JUNE 30,     DECEMBER 31,
                                        1995           1994
                ASSETS               (Unaudited)
                                        (Millions of Dollars)

Utility Plant, at original cost
 Electric (includes construction work
    in progress of $201.2 million and
    $202.8 million, respectively)     $  6,102.2   $  6,023.1
 Gas (includes construction work
    in progress of $16.8 million and
    $16.8 million, respectively)           614.5        606.1
                                      ----------   ----------
                                         6,716.7      6,629.2
Less-Accumulated depreciation            2,178.9      2,102.7
                                      ----------   ----------
                                         4,537.8      4,526.5
Nuclear fuel in process                      5.9          6.2
Nuclear fuel under capital lease           109.3        111.5
                                      ----------   ----------
   Total utility plant                   4,653.0      4,644.2
                                      ----------   ----------
Investments and Other Assets                44.9         37.4
                                      ----------   ----------
Current Assets
 Cash and cash equivalents                   5.1         50.7
 Accounts receivable (less allowance
  for doubtful accounts of $3.0 million)
   Service                                 105.7        110.4
   Other                                    23.4         30.5
 Accrued unbilled revenue                   82.0         78.9
 Material and supplies, at average cost    119.4        133.9
 Prepayments and other                      27.9         35.0
                                      ----------   ----------
   Total current assets                    363.5        439.4
                                      ----------   ----------
Deferred Charges
 Deferred Clinton costs                    109.1        110.8
 Recoverable income taxes                  147.2        147.3
 Other                                     206.0        197.6
                                      ----------   ----------
   Total deferred charges                  462.3        455.7
                                      ----------   ----------
                                       $ 5,523.7   $  5,576.7
                                      ==========   ==========

                    ILLINOVA CORPORATION
                 CONSOLIDATED BALANCE SHEETS
      (See accompanying Notes to Consolidated Financial
                         Statements)

                                       JUNE 30,   DECEMBER 31,
                                           1995        1994
CAPITAL AND LIABILITIES             (Unaudited)
                                        (Millions of Dollars)

Capitalization
 Common stock -
  No par value, 200,000,000 shares authorized;
  75,643,937 shares outstanding,
  stated at                              $  1,424.6 $  1,424.6
 Less - Deferred compensation - ESOP           22.0       23.5
 Retained earnings                             79.8       58.8
 Less - Capital stock expense                   9.2        9.7
 Preferred and preference stock of subsidiary 318.5      321.7
 Mandatorily redeemable preferred stock
  of subsidiary                                --         36.0
 Long-term debt of subsidiary               1,937.4    1,946.1
                                         ----------  ----------
   Total capitalization                     3,729.1    3,754.0
                                         ----------  ----------
Current Liabilities
 Accounts payable                              79.2      108.2
 Notes payable                                216.7      238.8
 Long-term debt and lease obligations
  maturing within one year                     40.4       33.5
 Other                                        134.3      149.9
                                         ----------  ----------
   Total current liabilities                  470.6      530.4
                                         ----------  ----------
Deferred Credits
 Accumulated deferred income taxes          1,012.2      978.6
 Accumulated deferred investment tax credits  227.5      230.9
 Other                                         84.3       82.8
                                         ----------  ----------
   Total deferred credits                   1,324.0    1,292.3
                                         ----------  ----------

                                         $  5,523.7  $  5,576.7
                                         ==========  ==========

                    ILLINOVA CORPORATION
              CONSOLIDATED STATEMENTS OF INCOME
(See accompanying Notes to Consolidated Financial Statements)

                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                  JUNE 30,                  JUNE 30,
                             1995         1994         1995         1994
                                             (Unaudited)
                                     (Millions except per share)


Operating Revenues:
 Electric               $278.6       $270.2        $566.7      $549.7
Electric interchange      24.6         28.5          47.0        53.1
Gas                       41.1         50.9         156.1       189.7
                      ----------   -----------  ----------- ----------
   Total                 344.3        349.6         769.8       792.5
                      ----------   -----------  ----------- ----------

Operating Expenses and
Taxes:
 Fuel for electric        58.3         57.7         122.6       128.7
      plants
 Power purchased          15.1         16.7          29.1        26.7
 Gas purchased for        14.6         18.8          79.2       116.4
     resale
 Other operating          63.5         63.2         127.7       129.3
     expenses
 Maintenance              28.7         23.6          56.8        43.7
 Depreciation &
     amortization         45.3         44.7          90.6        88.1
 General taxes            31.1         28.6          69.3        67.2
 Income taxes             20.6         24.1          49.1        48.9
                          ----------   -----------  ----------- -----------
   Total                  277.2        277.4        624.4       649.0
                          ----------   -----------  ----------- -----------

Operating Income          67.1         72.2         145.4       143.5
                          ----------   -----------  ----------- -----------
Other Income and
Deductions:
Allowance for equity
funds used during          0.1          1.1          0.3         2.0
construction
 Miscellaneous - net       1.5         (1.5)        (0.9)       (5.7)
                          ----------   -----------  ----------- -----------

     Total                 1.6         (0.4)        (0.6)       (3.7)
                          ----------   -----------  ----------- -----------

Income Before Interest    68.7         71.8         144.8       139.8
Charges                   ----------   -----------  ----------- -----------
Interest Charges:
Interest on long-term     33.3         35.5         67.8        70.2
    debt
Other interest charges     3.9          2.3          7.8         4.0
Allowance for borrowed
    funds used during     (1.3)       (1.5)         (2.5)       (3.1)
    construction
Preferred dividend
    requirements of        6.5          6.0          13.0        11.9
    subsidiary           ----------   -----------  ----------- -----------

    Total                  42.4         42.3         86.1        83.0
                         ----------   -----------  ----------- -----------


Net Income                 $26.3        $29.5        $58.7       $56.8
                         ==========   ===========  =========== ===========


Earnings per common share    $0.35        $0.39        $0.78       $0.75
Cash dividends declared
   per common share          $0.25        $0.20        $0.50       $0.20
Cash dividends paid per
   common share              $0.25        $0.20        $0.50       $0.40
Weighted average number of
   common shares outstanding
   during period         75,643,937   75,643,937   75,643,937  75,643,937

                    ILLINOVA CORPORATION
            CONSOLIDATED STATEMENTS OF CASH FLOWS
      (See accompanying Notes to Consolidated Financial
                         Statements)

                                          SIX MONTHS ENDED
                                              JUNE 30,
                                         1995           1994
                                            (Unaudited)
                                       (Millions of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                         $   58.7       $   56.8
 Items not requiring cash, net         118.0          108.2
 Changes in assets and liabilities     (21.5)        (29.5)
                                    --------       --------
 Net cash provided by operating
   activities                         155.2           135.5
                                     --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Construction expenditures            (93.3)          (83.6)
 Other investing activities            (9.5)           (3.0)
                                     --------       --------
 Net cash used in investing
   activities                        (102.8)          (86.6)
                                     --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends on common stock            (37.5)          (30.3)
 Redemptions -
  Short-term debt                     (97.4)          (99.5)
  Long-term debt of subsidiary         (0.2)          (35.8)
  Preferred stock of subsidiary       (39.2)          (12.0)
 Issuances -
  Short-term debt                       75.3          123.6
  Long-term debt of subsidiary          --             35.6
  Other financing activities             1.0           (7.1)
                                    ---------      ---------
 Net cash used in financing
  activities                           (98.0)         (25.5)
                                     ---------      ---------
NET CHANGE IN CASH AND
  CASH EQUIVALENTS                     (45.6)          23.4
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                  50.7            9.9
                                    ---------      ---------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                  $    5.1      $    33.3
                                    =========      =========

                   ILLINOIS POWER COMPANY
                 CONSOLIDATED BALANCE SHEETS
      (See accompanying Notes to Consolidated Financial
                         Statements)


                                       JUNE 30,    DECEMBER 31,
                                         1995        1994
ASSETS                               (Unaudited)
                                        (Millions of Dollars)

Utility Plant, at original cost
 Electric (includes construction work
  in progress of $201.2 million and
       $202.8 million, respectively)   $6,102.2      $6,023.1
 Gas (includes construction work
  in progress of $16.8 million and
     $16.8 million, respectively)         614.5         606.1
                                    ------------ ------------
                                         6,716.7       6,629.2
Less-Accumulated depreciation            2,178.9       2,102.7
                                    ------------ ------------
                                         4,537.8       4,526.5
Nuclear fuel in process                      5.9           6.2
Nuclear fuel under capital lease           109.3         111.5
                                    ------------ ------------
   Total utility plant                  4,653.0       4,644.2
                                    ------------ ------------
Investments and Other Assets                14.6          15.4
                                    ------------ ------------
Current Assets
 Cash and cash equivalents                  1.7          47.9
 Accounts receivable (less allowance
  for doubtful accounts of $3.0 million)
   Service                                105.7         110.4
   Other                                   23.6          52.6
 Accrued unbilled revenue                  82.0          78.9
 Material and supplies,
  at average cost                         119.4         133.9
 Prepayments and other                     27.9          34.9
                                   ------------ ------------
   Total current assets                   360.3         458.6
                                    ------------ ------------
Deferred Charges
 Deferred Clinton costs                   109.1         110.8
 Recoverable income taxes                 147.2         147.3
 Other                                    224.0         219.5
                                   ------------ ------------
   Total deferred charges                 480.3         477.6
                                    ------------ ------------
                                    $    5,508.2  $    5,595.8
                                    ============ ============

                   ILLINOIS POWER COMPANY
                 CONSOLIDATED BALANCE SHEETS
      (See accompanying Notes to Consolidated Financial
                         Statements)

                                        JUNE 30,    DECEMBER 31,
                                           1995         1994
CAPITAL AND LIABILITIES                (Unaudited)
                                          (Millions of Dollars)

Capitalization
 Common stock -
  No par value, 100,000,000 shares
  authorized; 73,946,337 shares
  outstanding, stated at           $    1,424.6  $    1,424.6
 Retained earnings                         77.2          51.1
 Less - Capital stock expense               9.2           9.7
 Less - 1,697,600 shares of common stock in
   treasury, at cost                       39.1          --
 Preferred and preference stock           318.5         321.7
 Mandatorily redeemable
  preferred stock                          --            36.0
 Long-term debt                         1,937.4       1,946.1
                                   ------------ ------------
   Total capitalization                 3,709.4       3,769.8
                                    ------------ ------------
Current Liabilities
 Accounts payable                          79.2         108.7
 Notes payable                            216.7         238.8
 Long-term debt and lease
  obligations maturing
  within one year                          40.4          33.5
 Other                                    134.3         149.9
                                   ------------ ------------
   Total current liabilities              470.6         530.9
                                    ------------ ------------
Deferred Credits
 Accumulated deferred income taxes      1,016.4         981.4
 Accumulated deferred investment
  tax credits                             227.5         230.9
 Other                                     84.3          82.8
                                   ------------ ------------
   Total deferred credits               1,328.2       1,295.1
                                    ------------ ------------
                                    $    5,508.2  $    5,595.8
                                    ============ ============

                      ILLINOIS POWER COMPANY
                 CONSOLIDATED STATEMENTS OF INCOME
   (See accompanying Notes to Consolidated Financial Statements)

                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                  JUNE 30,                  JUNE 30,
                             1995      1994            1995         1994
                                             (Unaudited)
                                     (Millions except per share)


Operating Revenues:
 Electric                 $278.6        $270.2        $566.7      $549.7
Electric interchange        24.6          28.5          47.0        53.1
Gas                         41.1          50.9         156.1       189.7
                          --------     -----------  -----------   -------
    Total                  344.3         349.6         769.8       792.5
                          --------     -----------  -----------   -------

Operating Expenses and
Taxes:
 Fuel for electric        58.3         57.7         122.6       128.7
    plants
 Power purchased          15.1         16.7         29.1        26.7
 Gas purchased for        14.6         18.8         79.2        116.4
    resale
 Other operating          63.5         63.2         127.7       129.3
    expenses
 Maintenance              28.7         23.6         56.8        43.7
Depreciation &
    amortization          45.3         44.7         90.6        88.1
 General taxes            31.1         28.6         69.3        67.2
 Income taxes             20.6         24.1         49.1        48.9
                          ---------- ----------- ----------- ---------
   Total                   277.2      277.4        624.4       649.0
                          ---------- ----------- ----------- ---------
Operating Income            67.1       72.2        145.4       143.5
                          ---------- ----------- ----------- ---------

Other Income and
Deductions:
Allowance for equity
funds used during                0.1          1.1          0.3         2.0
construction
 Miscellaneous - net             3.1           0.7         3.6         (3.5)
                          ----------   -----------  ----------- -----------
   Total                         3.2           1.8         3.9         (1.5)
                          ----------   -----------  ----------- -----------


Income Before Interest          70.3         74.0        149.3       142.0
Charges                   ----------  -----------    ----------- -----------

Interest Charges and
Other:
Interest on long-term          33.3          35.5        67.8        70.2
    debt
Other interest charges          3.9          2.3          7.8         4.0

Allowance for borrowed
    funds used during          (1.3)        (1.5)        (2.5)       (3.1)
construction              -----------  ----------- -----------  -----------
  Total                        35.9         36.3          73.1        71.1
                          ----------   ----------- -----------  -----------


Net Income                      34.4        37.7          76.2        70.9


Preferred dividend
   requirements of
   subsidiary                   6.5          6.0         13.0          11.9
                           ----------   ----------- -----------  -----------

Net Income applicable to
  common stock            $   27.9      $    31.7   $    63.2   $     59.0
                          ==========   ===========  ==========  ===========

                   ILLINOIS POWER COMPANY
            CONSOLIDATED STATEMENTS OF CASH FLOWS
      (See accompanying Notes to Consolidated Financial
                         Statements)

                                     SIX MONTHS ENDED
                                         June 30,
                                   1995           1994
                                       (Unaudited)
                               (Millions except per share)

CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net Income                   $76.2          $70.9

  Items not requiring cash,    119.4          109.7
    net
  Changes in assets and        3.0            (28.6)
   liabilities                 -------------  ------------

  Net cash provided by         198.6          152.0
   operating                   -------------  ------------
   activities

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Construction expenditures    (93.3)         (83.6)
  Other investing activities   (1.2)          (3.1)
                               -------------  ------------

  Net cash used in investing   (94.5)         (86.7)
    activities                 -------------  ------------


CASH FLOWS FROM FINANCING
ACTIVITIES:
Dividends on preferred and     (50.7)         (57.5)
common stock
Repurchase of Common Stock     (39.1)         --
Redemptions -
 Short-term debt               (97.4)         (99.5)
 Long-term debt                (0.2)          (35.8)
 Preferred Stock               (39.2)         (12.0)

Issuances
 Short-term debt               75.3           122.5
 Preferred stock               --             35.6

Other financing activities     1.0            (11.8)
                               -------------  ------------

Net cash used in financing     (150.3)        (58.5)
activities                     -------------  ------------

NET CHANGE IN CASH AND CASH     (46.2)         6.8
EQUIVALENTS
CASH AND CASH EQUIVALENTS AT    47.9           9.3
BEGINNING OF YEAR              -------------  ------------

CASH AND CASH EQUIVALENTS AT   $ 1.7           $16.1
END OF PERIOD                  =============  =============

       ILLINOVA CORPORATION AND ILLINOIS POWER COMPANY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GENERAL

    Financial Statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted from this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Illinova Corporation (Illinova) and Illinois Power Company (IP), the disclosures and information contained in this Form 10-Q are adequate and not misleading. See Illinova's 1994 Annual Report to Shareholders (included in the Proxy Statement), IP's 1994 Annual Report to Shareholders (included in the Information Statement), and Illinova's and IP's 1994 Form 10-K filings to the Securities and Exchange Commission, and Illinova's and IP's report on Form 10-Q for the quarter ended March 31, 1995, for information relevant to the consolidated financial statements contained herein, including information as to certain regulatory and environmental matters and as to the significant accounting policies followed.

    In the opinion of Illinova, the accompanying unaudited consolidated financial statements for Illinova reflect all adjustments necessary to present fairly the Consolidated Balance Sheets as of June 30, 1995 and December 31, 1994, the Consolidated Statements of Income for the three months and six months ended June 30, 1995 and 1994, and the Consolidated Statements of Cash Flows for the six months ended June 30, 1995 and 1994. In addition, it is Illinova's and IP's opinion that the accompanying unaudited consolidated financial statements for IP reflect all adjustments necessary to present fairly the Consolidated Balance Sheets as of June 30, 1995 and December 31, 1994, the Consolidated Statements of Income for the three months and six months ended June 30, 1995 and 1994, and the Consolidated Statements of Cash Flows for the six months ended June 30, 1995 and 1994. Due to seasonal and other factors which are characteristic of electric and gas utility operations, interim period results are not necessarily indicative of results to be expected for the year.

ACCOUNTING MATTERS
    CONSOLIDATION

    The consolidated financial statements of Illinova include the accounts of Illinova, IP, Illinova Generating Company and Illinova Power Marketing, Inc. All significant intercompany balances and transactions have been eliminated from the consolidated financial statements. All non-utility operating transactions are included in the section titled Other Income and Deductions, "Miscellaneous-net" in Illinova's and IP's Consolidated Statements of Income.
Prior year amounts have been restated on a basis consistent with the June 30, 1995 presentation.

    IP's consolidated financial position and results of operation are currently the principal factors affecting
Illinova's consolidated financial position and results of operations.

REGULATORY AND LEGAL MATTERS
     MANUFACTURED GAS PLANT SITES

     IP is currently recovering Manufactured Gas Plant (MGP) site cleanup costs from its customers through a tariff rider approved by the Illinois Commerce Commision (ICC) in April 1993. In February 1994, an intervening consumer group appealed the September 1992 ICC order and an affirming December 1993 Appellate Court decision to the Illinois Supreme Court, arguing that utilities should not be permitted to recover MGP cleanup costs from customers or should not be permitted to recover such costs through riders. IP and other utilities also appealed to the Illinois Supreme Court challenging the ICC's disallowance of carrying costs on the unrecovered balance of cleanup costs. The Illinois Supreme Court agreed to hear both appeals, and briefing and oral arguments were held in September 1994.

     On April 20, 1995, the Illinois Supreme Court issued its ruling, upholding the ICC authorization of cost recovery through tariff riders, and reversing the ICC's disallowance of carrying costs. The Court has issued a mandate to the ICC to reissue an order providing for full recovery of prudently incurred MGP site cleanup costs, including carrying costs.

TREASURY STOCK

     On June 30, 1995, IP repurchased 350,000 shares of its common stock from Illinova. Under Illinois law, such shares may be held as treasury stock and treated as authorized but unissued, or may be canceled by resolution of the Board of Directors. Through June 30, 1995,IP has purchased 1,697,600 shares of its common stock, all of which are held as treasury stock and are deducted from common equity at the cost of the shares.


       ILLINOVA CORPORATION AND ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the Notes to the Consolidated
Financial Statements and Management's Discussion and
Analysis of Financial Condition and Results of Operations presented in Illinova's 1994 Annual Report to Shareholders
(included in the Proxy Statement), IP's 1994 Annual Report to Shareholders (included in the Information Statement),
Illinova's and IP's Form 10-K for the year ended December
31, 1994, and Illinova's and IP's Report on Form 10-Q for the quarter ended March 31, 1995.

Illinova Subsidiaries

     IP, the primary business and subsidiary of Illinova, is engaged in the generation, transmission, distribution and sale of electric energy and the distribution, transportation and sale of natural gas in the State of Illinois.

     Illinova Generating Company (IG) is Illinova's wholly owned independent power subsidiary which invests in energy supply projects throughout the world. IG's strategy is to invest in and develop "greenfield" power plants, acquire existing generation facilities and provide power plant O&M services. Illinova has invested $29 million in IG as of June 30, 1995.

     Illinova Power Marketing, Inc. (IPM) is a wholly owned subsidiary of Illinova formed in July 1994. IPM plans to become active in the business of brokering and marketing electric power and currently brokers gas to various customers outside of IP's present service territory. In
August, IPM will begin buying and selling wholesale electricity in the western United States.

LIQUIDITY AND CAPITAL RESOURCES
     CAPITAL RESOURCES AND REQUIREMENTS

     Cash flow from operations during the first six months of 1995 provided sufficient working capital to meet ongoing operating requirements, to service existing common and IP preferred stock dividends and debt requirements and a portion of construction requirements. Additionally, Illinova expects current revenues will enable it to meet future operating requirements and continue to service its existing debt, IP preferred and Illinova common stock dividends, IP sinking fund requirements and nearly all of its anticipated construction requirements. IP repurchased 1,347,600 shares of its common stock from Illinova on March 31, 1995, and an additional 350,000 shares on June 30, 1995, to provide Illinova cash for operations, in accordance with authority granted by the ICC.

     IP's capital requirements for construction were approximately $93 million and $84 million during the six months ended June 30, 1995 and 1994, respectively.

     During the second quarter of 1995, IP increased its lines of credit represented by bank commitments from $250 million to $350 million. Also during the second quarter of 1995, Illinova increased its lines of credit represented by bank commitments from $43 million to $50 million. Illinois
Power Company mortgage bonds are currently rated Baa2 by Moody's and BBB by Standard & Poor's. IP's preferred stock is currently rated baa3 by Moody's and BBB- by Standard &
Poor's. Both Illinova and IP have adequate short- and intermediate-term bank borrowing capacity.

     IP has current ICC authorization to issue $12 million of debt securities and $100 million of preferred stock. IP has filed a petition with the ICC requesting authority to issue an additional $300 million of debt and $100 million of preferred stock for refinancing purposes. Additionally, IP has petitioned the ICC for authority to sell up to $50 million of accounts receivable. IP expects to receive ICC approval for these activities in the third quarter of 1995. In February 1995, IP redeemed $12 million of 8.0% mandatorily redeemable serial preferred stock. On May 1, 1995, IP redeemed the remaining $24 million of the 8.0% mandatorily redeemable serial preferred stock.

REGULATORY MATTERS
     OPEN ACCESS AND WHEELING

     On March 29, 1995, the Federal Energy Regulatory Commission (FERC) issued a Notice of Proposed Rulemaking
(NOPR) designed to encourage a more fully competitive wholesale electric market through mandated open access to public utility transmission facilities, at rates to be determined, at the outset, by the FERC. Under the Commission's proposal, all transmission-owning public utilities would be required to file non-discriminatory open-access transmission tariffs, available to all wholesale sellers and buyers of electric energy; the utilities would be required to take service under the tariffs for their own wholesale sales and purchases of electric energy; and the utilities would be allowed the opportunity under certain circumstances to recover wholesale stranded costs.

     On March 20, 1995, IP filed three transmission service tariffs that offer eligible transmission customers the same or comparable transmission service on terms comparable to the service IP provides to itself. The FERC has recommended that all transmission service tariffs filed prior to March 29, 1995 be accepted and set for hearing provided that the proposed tariffs meet the FERC's pricing policies including those set forth in the NOPR. The FERC accepted open-access tariff filings for Illinova Power Marketing and for IP on May 16, 1995.

     On June 28, 1995, the FERC issued an order that provides guidance and options for utilities that are either contemplating filing open-access tariffs or have cases pending. The order describes four categories of open-access cases and the options available under each of those categories. All tariffs that would be accepted for filing without a hearing under the above options would be subject to the substantive requirements of the NOPR final rule and would have to be modified to ensure that they are consistent with the requirements and contain certain basic non-discriminatory provisions.

     On July 26, 1995, IP notified the FERC and the
Administrative Law Judge (ALJ) that it intended to revise its tariffs to be consistent with the FERC's proforma tariffs with some slight modifications, and the ALJ suspended the procedural schedule for the previously filed tariffs. The FERC will notice the amended filing and determine if any issues warrant further hearing. The FERC has 60 days to act on the revised tariffs.
UFAC SUSPENSION

     On June 26, 1995, IP filed a petition with the ICC for authority to eliminate its Uniform Fuel Adjustment Clause
(UFAC), effective August 10, 1995, and to adjust its base rate tariffs to a level that would recover its projected fuel and purchased power costs for the twelve months ending December 31, 1995. IP's petition was filed under a procedure that allows the ICC to grant or deny the specific proposal but not to suspend it for hearings or require that it be modified. IP believes that continuation of the UFAC creates disincentives to efficient decisions made on a total cost basis; that the UFAC is inconsistent with a competitive environment; and that the significance of fuel costs as a component of total costs has diminished, thereby reducing the need for a UFAC as a risk-reduction mechanism. Various entities have filed comments with the ICC requesting the ICC to deny IP's petition on the grounds that the UFAC should not be eliminated without a hearing.

ENVIRONMENTAL MATTERS
     GAS MANUFACTURING SITES

     See "Manufactured Gas Plant Sites" under "Regulatory and Legal Matters" of the Notes to Consolidated Financial
Statements on page 12.


RESULTS OF OPERATIONS

          THREE MONTHS ENDED JUNE 30, 1995 AND 1994

     Electric Operations - The current quarter increase of $8.4 million in electric revenues is primarily due to a combined increase in sales to the industrial and commercial sectors. Total industrial and commercial sales combined increased 1.6%. Improving national and regional economies have led to the sales gains among these customer segments. Total kilowatt-hour sales (excluding interchange and sales to municipalities) increased 0.3% or 12 million kwh from the second quarter 1994. Interchange revenues decreased $3.9 million due to decreased sales opportunities.

     On Thursday, July 13, 1995, IP hit an all-time peak for electric consumption when demand reached 4,055 megawatts. Demand on both Wednesday, July 12, 1995, (3,897 megawatts) and Friday, July 14, 1995, (4,000 megawatts) exceeded the previous high of 3,775 megawatts set on August 16, 1988.

     The current quarter cost of fuel for electric plants increased $0.6 million and electric generation decreased 4.5%. The increase in fuel cost was attributable to decreased generation at IP's Clinton Power Station (Clinton), the cost of emission allowances which were added to fuel cost beginning in 1995, and the impact of the UFAC. The equivalent availability of Clinton was 54% and 86% for the three months ended June 30, 1995 and 1994, respectively. The lower equivalent availability for Clinton in 1995 was due to a scheduled maintenance and refueling outage that began March 12. Clinton returned to service on April 29, after a station record 49-day refueling. The equivalent availability for IP's coal-fired plants was 77% and 71% for the three months ended June 30, 1995 and 1994, respectively. Power purchased and interchanged for the current quarter decreased $1.6 million due to decreased generation caused by the Clinton refueling outage and fossil-unit maintenance outages.

     Gas Operations - Gas revenues decreased $9.8 million in the second quarter of 1995 due to warmer weather in the early part of the quarter and the effects of the Uniform Gas Adjustment Clause. Therm sales increased 11.7% (8.5 million therms) complimented by an increase in therms transported for a combined increase in gas consumption of 15.1% (20 million therms). Residential sales decreased 7.7% (3 million therms), commercial sales and transport decreased 12.9% (2 million therms) and industrial sales and transport increased 34.2% (25 million therms).

     The cost of gas purchased for resale decreased $4.2 million in the second quarter. Lower prices reduced the cost of gas by $10.0 million which was partially offset by an increase in the quantity purchased.

     Gas bypass (connection by the natural gas customer directly to a pipeline, "bypassing" IP's sales and transportation service) continues to be actively considered or utilized by several of IP's large customers. IP is aggressively competing with the bypass options available to these customers in an attempt to minimize the potential loss in earnings.

     Operation and Maintenance Expense - The current quarter increase of $5.4 million dollars is due primarily to expenses from the 1995 Clinton refueling outage. Without the refueling charges, operation and maintenance expenses for the second quarter of 1995 would have been approximately $4 million lower than the same period in 1994.

     Miscellaneous - Net - The current quarter increase of
$3.0 million is primarily a result of a favorable ICC decision, received in 1995, related to 1993 transportation costs.

     Other Interest Charges - The current quarter increase of $1.6 million in other interest charges is due to increased short-term borrowings at higher rates.

     Earnings per Common Share - The earnings per common share for Illinova during the second quarter of 1995 and 1994 resulted from the interaction of all other factors discussed herein.

           SIX MONTHS ENDED JUNE 30, 1995 AND 1994

     Electric Operations - The current period increase of $17.0 million in electric revenues is primarily due to increased sales to the industrial and commercial sectors combined. Improving national and regional economies have led to the sales gains among these customer segments. Total kilowatt-hour sales (excluding interchange and sales to municipalities) increased 1% or 79 million kwh. This resulted from a decrease in residential sales of 4.0% (88.7 million kwh), an increase in commercial sales of 5.3% (86.3 million kwh), and an increase in industrial sales of 1.4% (63.1 million kwh). With cooling degree days at 33% less than last year and 22% less than normal, weather had an unfavorable impact in both the residential and commercial sectors. Interchange revenues decreased $6.1 million due to decreased sales opportunities.

     The current period cost of fuel for electric plants decreased $6.1 million and electric generation decreased 6.3%. The decrease in fuel cost was attributable to lower cost of fuel at the fossil plants, partially offset by the cost of emission allowances and the impact of the UFAC. The equivalent availability of Clinton was 60% and 93% for the six months ended June 30, 1995 and 1994, respectively. The lower equivalent availability for Clinton in 1995 was due to a scheduled maintenance and refueling outage that began March 12 and ended on April 29. The equivalent availability for IP's coal-fired plants was 78% and 71% for the six months ended June 30, 1995 and 1994, respectively. Power purchased and interchanged for the period increased $2.4 million due to increased purchases at lower-than-expected prices.

     Gas Operations - Gas revenues decreased $33.6 million in the current period due to warmer weather during the heating season and the effects of the Uniform Gas Adjustment Clause, partially offset by the ICC's April 1994 order granting IP its first natural gas base rate increase in 10 years. Therm sales decreased 6.9% (26.1 million therms), partially offset by an increase in therms transported for a combined decrease in gas consumption of 2.1% (11 million therms). Residential sales decreased 9.9% (24 million therms), commercial sales and transport decreased 10.6% (10 million therms) and industrial sales and transport increased 14.5% (23 million therms).

     The cost of gas purchased for resale decreased $37.2 million for the period as a result of the effects of the lower cost of gas and the Uniform Gas Adjustment Clause.

     Operation and Maintenance Expense - The current period increase of $11.5 million dollars is due primarily to expenses from the 1995 Clinton refueling outage. Without the refueling charges, operation and maintenance expenses for the first six months of 1995 would have been approximately $8 million less than the same period in 1994.

     Miscellaneous - Net - The year-to-date decrease of $4.8 million is primarily a result of a favorable ICC decision, received in 1995, related to 1993 transportation costs.

     Other Interest Charges - The current period increase of
$3.8 million in other interest charges is due to increased short-term borrowing at higher rates.

     Earnings per Common Share - The earnings per common share for Illinova during the six months ended June 30, 1995 and 1994 resulted from the interaction of all other factors discussed herein.


PART II.  OTHER INFORMATION


ITEM 1.   Legal Proceedings

Uranium Fuel Contracts

     In October 1993, IP filed suit in U.S. District Court, Central District of Illinois, Danville, seeking a declaration that IP's termination of the U.S. Energy contract was permitted by the terms of the contract as they related to rights of termination in the event of certain receivership proceedings. Defendants in the lawsuit were U.S. Energy Corporation, Crested Corporation, U.S. Energy/Crested Corporation, Cycle Resources Investment Corporation, Sheep Mountain Partners, Nulux Nukem Luxemburg GMBH, and Dresdner Bank. The defendants are joint ventures, partnerships, and domestic and foreign corporations who are either original parties or parties by assignment to the contract. IP purchased approximately half of its uranium concentrates supply under this contract, which IP terminated shortly before filing this action. On September 1, 1994, the Court granted defendants' motions for summary judgment and ruled that the termination constituted a breach of contract. On March 7, 1995, IP filed a Motion under Federal Rule 60 (b) for Reconsideration of the Court's September 1, 1994 ruling. That motion, and defendants' various motions concerning their respective rights under the contract were denied on March 15, 1995 and the matter set for trial on damages October 23, 1995. In June 1995, the litigation was settled, and all claims and counter-claims dismissed with prejudice, on execution of an amendment to the contract which reduces the quantity of uranium IP is obligated to purchase and shortens the contract term by one year, in return for an increase in the unit price. The resolution of this litigation did not have a material adverse impact on the financial position or results of operations.

     See "Notes to Consolidated Financial Statements" in
Part I for a discussion of certain legal proceedings related to manufactured gas plant sites.


ITEM 6.   Exhibits and Reports on Form 8-K

     (a)       Exhibits

                The Exhibits filed with this 10-Q are listed on the Exhibit Index.

     (b)       Reports on Form 8-K since March 31, 1995:

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


Date:  August 08, 1995

                        EXHIBIT INDEX


                                             PAGE NO. WITHIN
                                           SEQUENTIAL NUMBERING
EXHIBIT           DESCRIPTION                     SYSTEM

 27        Financial Data Schedule UT
           (filed herewith)