Form 10-Q
period 1995-09-30
ILLINOIS POWER CO
filed 1995-11-09
CIK 49816

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C. 20549


                          Form 10-Q

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended SEPTEMBER 30, 1995
                             OR
    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

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

                Illinova        Yes X  No
                Corporation        ----  ----
                Illinois Power  Yes X  No
                Company            ----  ----

     Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

Illinova Corporation     Common stock, no par value,    75,643,937
                         shares outstanding at October 31,1995

Illinois Power Company   Common stock, no par value,    73,574,037
                         shares outstanding held by Illinova
                         Corporation at October 31, 1995



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

     FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1995
                            INDEX
                                                      PAGE NO.
Part 1.  FINANCIAL INFORMATION

 Item 1. Financial Statements

         Illinova Corporation

              Consolidated Balance Sheets               3 - 4
              Consolidated Statements of Income             5
              Consolidated Statements of Cash Flows         6

         Illinois Power Company

              Consolidated Balance Sheets               7 - 8
              Consolidated Statements of Income             9
              Consolidated Statements of Cash Flows        10

         Notes to Consolidated Financial Statements of
              Illinova Corporation and
              Illinois Power Company                  11 - 12

 Item 2.      Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations for Illinova Corporation
              and Illinois Power Company              13 - 18

Part II.  OTHER INFORMATION

 Item 1: Legal Proceedings                                 19

 Item 6: Exhibits and Reports on Form 8-K                  19

 Signatures                                           20 - 21

 Exhibit Index                                             22




               PART I.  FINANCIAL INFORMATION
                    ILLINOVA CORPORATION
                 CONSOLIDATED BALANCE SHEETS
      (See accompanying Notes to Consolidated Financial
                         Statements)

                                    SEPTEMBER  30,  DECEMBER 31,
                                        1995          1994
       ASSETS                         (Unaudited)
                                      (Millions  of  Dollars)

Utility Plant, at original cost
 Electric (includes construction work
    in progress of $219.3 million and
    $202.8 million, respectively)    $  6,139.8   $  6,023.1
 Gas (includes construction work
    in progress of $19.1 million and
    $16.8 million, respectively)          620.6        606.1
                                      ----------   ----------
                                         6,760.4      6,629.2
Less-Accumulated depreciation            2,212.4      2,102.7
                                      ----------   ----------
                                         4,548.0      4,526.5
Nuclear fuel in process                      5.8          6.2
Nuclear fuel under capital lease           104.8        111.5
                                     ----------   ----------
   Total utility plant                  4,658.6      4,644.2
                                      ----------   ----------
Investments and Other Assets                50.1         37.4
                                      ----------   ----------
Current Assets
 Cash and cash equivalents                 16.5         50.7
 Accounts receivable (less allowance
  for doubtful accounts of $3.0 million)
   Service                                120.9        110.4
   Other                                   31.3         30.5
 Accrued unbilled revenue                  86.4         78.9
 Material and supplies, at average cost   123.0        133.9
 Prepayments and other                     36.5         35.0
                                     ----------   ----------
   Total current assets                   414.6        439.4
                                      ----------   ----------
Deferred Charges
 Deferred Clinton costs                   108.2        110.8
 Recoverable income taxes                 147.3        147.3
 Other                                    242.0        197.6
                                     ----------   ----------
   Total deferred charges                 497.5        455.7
                                      ----------   ----------
                                       $ 5,620.8   $  5,576.7
                                      ==========   ==========


                    ILLINOVA CORPORATION
                 CONSOLIDATED BALANCE SHEETS
      (See accompanying Notes to Consolidated Financial
                         Statements)

                                      SEPTEMBER  30,   DECEMBER 31,
                                           1995            1994
CAPITAL AND LIABILITIES                 (Unaudited)
                                          (Millions of Dollars)

Capitalization
 Common stock -
  No par value, 200,000,000 shares authorized;
  75,643,937 shares outstanding,
  stated at                              $  1,424.6 $  1,424.6
 Less - Deferred compensation - ESOP           21.3      23.5
 Retained earnings                            150.7       58.8
 Less - Capital stock expense                   9.2        9.7
 Preferred and preference stock of subsidiary 318.5      321.7
 Mandatorily redeemable preferred stock
  of subsidiary                                --         36.0
 Long-term debt of subsidiary               1,803.1    1,946.1
                                        ----------  ----------
   Total capitalization                     3,666.4    3,754.0
                                         ----------  ----------
Current Liabilities
 Accounts payable                              86.9      108.2
 Notes payable                                286.6      238.8
 Long-term debt and lease obligations
  maturing within one year                     40.6       33.5
 Other                                        139.0      149.9
                                        ----------  ----------
   Total current liabilities                  553.1      530.4
                                         ----------  ----------
Deferred Credits
 Accumulated deferred income taxes          1,046.9      978.6
 Accumulated deferred investment tax credits  225.8      230.9
 Other                                        128.6       82.8
                                        ----------  ----------
   Total deferred credits                   1,401.3    1,292.3
                                        ----------  ----------

                                          $  5,620.8 $  5,576.7
                                         ==========  ==========



                    ILLINOVA CORPORATION
              CONSOLIDATED STATEMENTS OF INCOME
(See accompanying Notes to Consolidated Financial Statements)

                             THREE MONTHS ENDED        NINE MONTHS ENDED
                               SEPTEMBER 30,             SEPTEMBER 30,
                             1995         1994         1995         1994
                                             (Unaudited)
                                     (Millions except per share)
Operating Revenues:
 Electric                 $410.5       $362.4       $977.2      $912.1

Electric interchange      40.8         30.2         87.8        83.3
Gas                       34.8         36.3         190.9       226.0
                          ----------   -----------  ----------- ----------
   Total                  486.1        428.9        1,255.9     1,221.4
                          ----------   -----------  ----------- -----------

Operating Expenses and
Taxes:
 Fuel for electric        77.2         77.3         199.8       206.0
plants
 Power purchased          20.3         12.8         49.4        39.5
 Gas purchased for        15.2         13.5         94.4        129.9
resale
 Other operating          66.2         61.4         193.9       190.7
expenses
 Maintenance              20.0         19.8         76.8        63.5
Depreciation & amortization45.4         45.0         136.0       133.1
 General taxes            34.7         32.8         104.0       100.0
 Income taxes             69.9         54.1         119.0       103.0
                          ----------   -----------  ----------- -----------
   Total                  348.9        316.7        973.3       965.7
                          ----------   -----------  ----------- -----------
Operating Income          137.2        112.2        282.6       255.7
                          ----------   -----------  ----------- -----------
Other Income and
Deductions:
Allowance for equity
funds used during         0.2          0.9          0.5         2.9
construction
 Miscellaneous - net      (6.3)         (4.4)        (7.2)       (10.1)
                          ----------   -----------  ----------- -----------
   Total                  (6.1)        (3.5)         (6.7)       (7.2)
                          ----------   -----------  ----------- -----------

Income Before Interest    131.1        108.7        275.9       248.5
Charges                   ----------   -----------  ----------- -----------
Interest Charges:
Interest on long-term     33.4         32.9         101.2       103.1
debt
Other interest charges    3.5          (0.7)        11.3        3.3
Allowance for borrowed
funds used during          (1.5)       (1.2)        (4.0)       (4.3)
construction
Preferred dividend
requirements of           5.8          5.9          18.8        17.8
subsidiary                ----------   -----------  ----------- -----------
   Total                  41.2         36.9         127.3       119.9
                          ----------   -----------  ----------- -----------
Net Income                $89.9        $      71.8  $148.6      $     128.6
                          ==========   ===========  =========== ===========

Earnings per common share $1.18        $0.95        $1.96       $1.70
Cash dividends declared
per common share          $0.25        $0.20        $0.75       $0.40
Cash dividends paid per
common share              $0.25        $0.20        $0.75       $0.60
Weighted average number of
common shares outstanding
during period
                          75,643,937   75,643,937   75,643,937  75,643,937

                    ILLINOVA CORPORATION
            CONSOLIDATED STATEMENTS OF CASH FLOWS
      (See accompanying Notes to Consolidated Financial
                         Statements)

                                         NINE MONTHS ENDED
                                           SEPTEMBER 30,
                                         1995           1994

(Unaudited)
                                       (Millions of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                          $ 148.6       $  128.6
 Items not requiring cash, net         195.9          170.7
 Changes in assets and liabilities     (41.8)         (89.3)
                                    --------       --------
 Net cash provided by operating
   activities                         302.7           210.0
                                     --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Construction expenditures            (143.3)        (128.0)
 Other investing activities            (16.9)         (15.4)
                                     --------       --------
 Net cash used in investing
   activities                         (160.2)        (143.4)
                                     --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends on common stock             (56.7)         (45.4)
 Redemptions -
  Short-term debt                     (154.3)        (131.8)
  Long-term debt of subsidiary          (5.2)        (145.8)
  Preferred stock of subsidiary        (39.2)         (12.0)
 Issuances -
  Short-term debt                       77.1          244.1
  Long-term debt of subsidiary          --             35.6
 Other financing activities              1.6          (6.3)
                                   ---------      ---------
 Net cash used in financing
  activities                          (176.7)        (61.6)
                                    ---------      ---------
NET CHANGE IN CASH AND
  CASH EQUIVALENTS                     (34.2)           5.0
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                  50.7            9.9
                                    ---------      ---------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                 $    16.5      $    14.9
                                    =========      =========



                   ILLINOIS POWER COMPANY
                 CONSOLIDATED BALANCE SHEETS
      (See accompanying Notes to Consolidated Financial
                         Statements)


                                     SEPTEMBER 30,  DECEMBER 31,
                                         1995        1994
ASSETS                                (Unaudited)
                                      (Millions of Dollars)

Utility Plant, at original cost
 Electric (includes construction work
  in progress of $219.3 million and
       $202.8   million,  respectively)  $ 6,139.8  $  6,023.1
 Gas (includes construction work
  in progress of $19.1 million and
     $16.8 million, respectively)         620.6         606.1
                                    ------------ ------------
                                         6,760.4       6,629.2
Less-Accumulated depreciation            2,212.4       2,102.7
                                    ------------ ------------
                                         4,548.0       4,526.5
Nuclear fuel in process                      5.8           6.2
Nuclear fuel under capital lease           104.8         111.5
                                    ------------ ------------
   Total utility plant                  4,658.6       4,644.2
                                    ------------ ------------
Investments and Other Assets                15.9          15.4
                                    ------------ ------------
Current Assets
 Cash and cash equivalents                 11.2          47.9
 Accounts receivable (less allowance
  for doubtful accounts of $3.0 million)
   Service                                120.9         110.4
   Other                                   28.8          52.6
 Accrued unbilled revenue                  86.4          78.9
 Material and supplies,
  at average cost                         123.0         133.9
 Prepayments and other                     36.4          34.9
                                   ------------ ------------
   Total current assets                   406.7         458.6
                                    ------------ ------------
Deferred Charges
 Deferred Clinton costs                   108.2         110.8
 Recoverable income taxes                 147.3         147.3
 Other                                    259.6         219.5
                                   ------------ ------------
   Total deferred charges                 515.1         477.6
                                    ------------ ------------
                                    $    5,596.3  $    5,595.8
                                    ============ ============



                   ILLINOIS POWER COMPANY
                 CONSOLIDATED BALANCE SHEETS
      (See accompanying Notes to Consolidated Financial
                         Statements)

                                     SEPTEMBER 30,    DECEMBER 31,
                                         1995          1994
CAPITAL AND LIABILITIES                        (Unaudited)
                                               (Millions  of
Dollars)

Capitalization
 Common stock -
  No par value, 100,000,000 shares
  authorized; 73,574,037 shares
  outstanding, stated at           $    1,424.6  $    1,424.6
 Retained earnings                        150.5          51.1
 Less - Capital stock expense               9.2           9.7
 Less - 2,069,900 shares of common stock in
   treasury, at cost                       49.0          --
 Preferred and preference stock           318.5         321.7
 Mandatorily redeemable
  preferred stock                          --            36.0
 Long-term debt                         1,803.1       1,946.1
                                   ------------ ------------
   Total capitalization                 3,638.5       3,769.8
                                    ------------ ------------
Current Liabilities
 Accounts payable                          84.7         108.7
 Notes payable                            286.6         238.8
 Long-term debt and lease
  obligations maturing
  within one year                          40.6          33.5
 Other                                    139.0         149.9
                                   ------------ ------------
   Total current liabilities              550.9         530.9
                                    ------------ ------------
Deferred Credits
 Accumulated deferred income taxes      1,052.5         981.4
 Accumulated deferred investment
  tax credits                             225.8         230.9
 Other                                    128.6          82.8
                                   ------------ ------------
   Total deferred credits               1,406.9       1,295.1
                                    ------------ ------------
                                    $    5,596.3  $    5,595.8
                                    ============ ============

                      ILLINOIS POWER COMPANY
                 CONSOLIDATED STATEMENTS OF INCOME
   (See accompanying Notes to Consolidated Financial Statements)

                             THREE MONTHS ENDED        NINE MONTHS ENDED
                               SEPTEMBER 30,             SEPTEMBER 30,
                             1995      1994            1995         1994
                                             (Unaudited)

Operating Revenues:
 Electric                 $410.5       $362.4       $977.2    $912.1
Electric interchange      40.8           30.2        87.8       83.3
Gas                       34.8           36.3       190.9       226.0
                          ----------- ----------- --------- ---------
   Total                  486.1        428.9       1,255.9     1,221.4
                          ----------  ----------- --------- ----------

Operating Expenses and
Taxes:
 Fuel for electric        77.2         77.3         199.8       206.0
plants
 Power purchased          20.3         12.8         49.4        39.5
 Gas purchased for        15.2         13.5         94.4        129.9
resale
 Other operating          66.2         61.4         193.9       190.7
expenses
 Maintenance              20.0         19.8         76.8        63.5
Depreciation & amortization45.4         45.0         136.0       133.1
 General taxes            34.7         32.8         104.0       100.0
 Income taxes             69.9         54.1         119.0       103.0
                          ----------  ---------- ----------- -----------
   Total                   348.9      316.7          973.3       965.7
                          ----------  ---------- ----------- -----------

Operating Income          137.2        112.2         282.6       255.7
                          ----------  ----------  ----------- -----------
Other Income and
Deductions:
Allowance for equity
funds used during         0.2          0.9          0.5         2.9
construction
 Miscellaneous - net      (3.8)        (3.7)        (0.2)       (7.2)
                          ----------   ----------- ----------- -----------

   Total                  (3.6)        (2.8)         0.3         (4.3)
                          ----------   ----------- ----------- -----------

Income Before Interest    133.6        109.4        282.9       251.4
Charges                   -----------  ----------- ----------- -----------
Interest Charges and
Other:
Interest on long-term     33.4         32.9         101.2       103.1
debt
Other interest charges    3.5          (0.7)         11.3        3.3
Allowance for borrowed
funds used during         (1.5)        (1.2)        (4.0)       (4.3)
construction              ----------  -----------  ----------- -----------
   Total                   35.4        31.0         108.5       102.1
                          ----------  -----------  ----------- -----------

Net Income                 98.2        78.4         174.4       149.3

Preferred dividend
requirements of            5.8         5.9           18.8        17.8
subsidiary                 ----------- ----------- ----------   -----------

Net Income applicable to
  common stock            $92.4        $72.5        $155.6      $131.5
                          ==========   ===========  ==========  ===========


                   ILLINOIS POWER COMPANY
            CONSOLIDATED STATEMENTS OF CASH FLOWS
      (See accompanying Notes to Consolidated Financial
                         Statements)

                                    NINE MONTHS ENDED
                                      September 30,
                                   1995           1994
                                       (Unaudited)
                               (Millions except per share)

CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net Income                   $174.4         $149.3
  Items not requiring cash,    198.6          172.9
net
  Changes in assets and        (17.0)         (103.5)
liabilities                    -------------  ------------
  Net cash provided by         356.0          218.7
  operating activities         -------------  ------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Construction expenditures    (143.3)        (128.0)
  Other investing activities   (4.7)          (3.0)
                               -------------  ------------
  Net cash used in investing   (148.0)        (131.0)
    activities                 -------------  ------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Dividends on preferred and     (75.5)         (63.4)
common stock
Repurchase of Common Stock     (154.3)        (131.3)
Redemptions -
 Short-term debt               (5.2)          (145.8)
 Long-term debt                (36.0)         (12.0)
 Preferred Stock               (49.0)         --

Issuances
 Short-term debt               77.1           243.0
 Long-term debt                --             35.6

Other financing activities     (1.8)          (11.2)
                               -------------  ------------
Net cash used in financing     (244.7)        (85.1)
activities                     -------------  ------------

NET CHANGE IN CASH AND CASH     (36.7)         2.6
EQUIVALENTS
CASH AND CASH EQUIVALENTS AT    47.9           9.3
BEGINNING OF YEAR              -------------  ------------

CASH AND CASH EQUIVALENTS AT   $11.2          $11.9
END OF PERIOD                  -------------  ------------


       ILLINOVA CORPORATION AND ILLINOIS POWER COMPANY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GENERAL

    Financial Statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted from this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Illinova Corporation (Illinova) and Illinois Power Company (IP), the disclosures and information contained in this Form 10-Q are adequate and not misleading. See Illinova's 1994 Annual Report to Shareholders (included in the Proxy Statement), IP's 1994 Annual Report to Shareholders (included in the Information Statement), Illinova's and IP's 1994 Form 10-K filings to the Securities and Exchange Commission, and Illinova's and IP's Reports on Form 10-Q for the quarters ended March 31, 1995 and June 30, 1995, for information relevant to the consolidated financial statements contained herein, including information as to certain regulatory and environmental matters and as to the significant accounting policies followed.

    In the opinion of Illinova, the accompanying unaudited consolidated financial statements for Illinova reflect all adjustments necessary to present fairly the Consolidated Balance Sheets as of September 30, 1995 and December 31, 1994, the Consolidated Statements of Income for the three months and nine months ended September 30, 1995 and 1994, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 1995 and 1994. In addition, it is Illinova's and IP's opinion that the accompanying unaudited consolidated financial statements for IP reflect all adjustments necessary to present fairly the Consolidated Balance Sheets as of September 30, 1995 and December 31, 1994, the Consolidated Statements of Income for the three months and nine months ended September 30, 1995 and 1994, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 1995 and 1994. Due to seasonal and other factors which are characteristic of electric and gas utility operations, interim period results are not necessarily indicative of results to be expected for the year.

ACCOUNTING MATTERS
    CONSOLIDATION

    The consolidated financial statements of Illinova include the accounts of Illinova, IP, Illinova Generating Company and Illinova Power Marketing, Inc. All significant intercompany balances and transactions have been eliminated from the consolidated financial statements. All non-utility operating transactions are included in the section titled Other Income and Deductions, "Miscellaneous-net" in Illinova's and IP's Consolidated Statements of Income.
Prior year amounts have been restated on a basis consistent with the September 30, 1995 presentation.

    IP's consolidated financial position and results of operation are currently the principal factors affecting
Illinova's consolidated financial position and results of operations.
REGULATORY AND LEGAL MATTERS
     MANUFACTURED GAS PLANT SITES

     IP is currently recovering Manufactured Gas Plant (MGP) site cleanup costs from its customers through a tariff rider approved by the Illinois Commerce Commission (ICC) in April 1993. After hearing appeals of the decision, the Illinois Supreme Court issued a ruling on April 20, 1995, upholding the ICC authorization of cost recovery through tariff riders, and reversing the ICC's disallowance of carrying costs. The Court has issued a mandate to the ICC to reissue an order providing for full recovery of prudently incurred MGP site cleanup costs, including carrying costs.

     In September 1995, IP increased its estimate of liability for MGP site remediation by $42 million to a total of $72.5 million. This increase is based on a site-by-site survey of twenty-four MGP sites for which IP is responsible. The estimate to remediate the twenty-four sites is based on current site information and remediation techniques. The estimate was determined by IP in accordance with Electric Power Research Institute guidelines, with assistance from several external environmental consultants. Accordingly, in September 1995, IP recorded a regulatory asset of $42 million, since the rulings from the ICC and the Illinois Supreme Court will allow IP to recover the costs of MGP site remediation from its customers. The previously recorded liability of $30.5 million was based on an estimate to remediate eight of the twenty-four sites and investigate the remaining sixteen sites.

     IP has begun settlement discussions with its insurance carriers regarding the recovery of estimated MGP site remediation costs. A settlement has been reached with one carrier. On October 17, 1995, IP filed a lawsuit in the Circuit Court of Macon County seeking a declaratory judgment and damages regarding insurance coverage for four MGP sites. Any insurance recoveries received will reduce the cost recoveries obtained from customers through the rider mechanism.

TREASURY STOCK

     On September 30, 1995, IP repurchased 372,300 shares of its common stock from Illinova. Under Illinois law, such shares may be held as treasury stock and treated as authorized but unissued, or may be canceled by resolution of the Board of Directors. Through September 30, 1995, IP has purchased 2,069,900 shares of its common stock, all of which are held as treasury stock and are deducted from common equity at the cost of the shares.


       ILLINOVA CORPORATION AND ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the Notes to the Consolidated
Financial Statements and Management's Discussion and
Analysis of Financial Condition and Results of Operations presented in Illinova's 1994 Annual Report to Shareholders
(included in the Proxy Statement), IP's 1994 Annual Report to Shareholders (included in the Information Statement),
Illinova's and IP's Form 10-K for the year ended December
31, 1994, and Illinova's and IP's Report on Form 10-Q for the quarters ended March 31, 1995 and June 30, 1995.

Illinova Subsidiaries

     IP, the primary business and subsidiary of Illinova, is engaged in the generation, transmission, distribution and sale of electric energy and the distribution, transportation and sale of natural gas in the State of Illinois.

     Illinova Generating Company (IG) is Illinova's wholly owned independent power subsidiary which invests in energy supply projects throughout the world. IG's strategy is to invest in and develop "greenfield" power plants, acquire existing generation facilities and provide power plant operations and maintenance services. Illinova has invested
$39.7 million in IG as of September 30, 1995.

     Illinova Power Marketing, Inc. (IPM) is a wholly owned subsidiary of Illinova formed in July 1994. IPM is active in the business of brokering and marketing electric power and gas to various customers outside of IP's present service territory. In September 1995, IPM began buying and selling wholesale electricity in the western United States.

LIQUIDITY AND CAPITAL RESOURCES
     CAPITAL RESOURCES AND REQUIREMENTS

     Cash flow from operations during the first nine months of 1995 provided sufficient working capital to meet ongoing operating requirements, to service existing common and IP preferred stock dividends and debt requirements and all of IP's construction requirements. Additionally, Illinova expects future cash flows will enable it to meet future operating requirements and continue to service IP's existing debt, IP preferred and Illinova common stock dividends, IP sinking fund requirements and all of IP's anticipated construction requirements. IP repurchased 1,347,600 shares of its common stock from Illinova on March 31, 1995, 350,000 shares on June 30, 1995 and 372,300 shares on September 30, 1995, to provide Illinova cash for operations, in accordance with authority granted by the ICC.

     IP's capital requirements for construction were approximately $143 million and $128 million during the nine months ended September 30, 1995 and 1994, respectively.

     Illinova and IP currently have total lines of credit represented by bank commitments of $404 million. Illinois
Power Company mortgage bonds are currently rated Baa2 by Moody's and BBB by Standard & Poor's. IP's preferred stock is currently rated baa3 by Moody's and BBB- by Standard &
Poor's. Both Illinova and IP have adequate short- and intermediate-term bank borrowing capacity.



     On September 20, 1995, IP received ICC authorization to issue an additional $300 million of debt and $100 million of preferred stock and to sell an additional $50 million of accounts receivable. IP now has ICC authorization to issue $312 million of debt securities and $200 million of preferred stock and to sell $100 million of accounts receivable. In February 1995, IP redeemed $12 million of 8.0% mandatorily redeemable serial preferred stock. On May 1, 1995, IP redeemed the remaining $24 million of the 8.0% mandatorily redeemable serial preferred stock. In August 1995, IP purchased $5 million of 8.75% First Mortgage Bonds on the open market. On October 31, 1995, IP issued a Notice of Redemption to all holders of its 8.00%, 7.56% and 8.24% Serial Preferred Stock; the shares will be redeemed on December 1, 1995

     On October 20, 1995, IP and Illinois Power Financing I(IPFI), a statutory business trust formed in the State of Delaware, filed a registration statement with the Securities and Exchange Commission (SEC) requesting authorization for IPFI to issue four million shares (par value of $100 million) of Trust Originated Preferred Securities (TOPrS). The TOPrS will be issued by IPFI, which will invest the proceeds in an equivalent amount of IP subordinated debentures due in 2044. The proceeds from the sale will be used by IP to purchase or redeem outstanding shares of preferred stock of IP. The registration statement is currently under review by the SEC, and approval is expected during the fourth quarter of 1995.

     In a letter dated October 16, 1995, Illinova informed Soyland Power Cooperative, Inc. (Soyland) of its intention to terminate an agreement in principle for the possible purchase of Soyland's assets. Soyland has not responded to Illinova's letter of termination; thus, the agreement entered on August 16, 1995 is still in effect. However, the agreement will expire at the end of 1995 if all of the terms have not been met. Under the August 16, 1995 proposal, IP would continue to meet the bulk power needs of the twenty-one electric distribution cooperatives who are members of and have requirements contracts with Soyland. Soyland's member cooperatives serve approximately 160,000 customers in Illinois.

REGULATORY MATTERS
     OPEN ACCESS AND WHEELING

     On March 29, 1995, the Federal Energy Regulatory Commission (FERC) issued a Notice of Proposed Rulemaking
(NOPR) designed to encourage a more fully competitive wholesale electric market through mandated open access to public utility transmission facilities, at rates to be determined, at the outset, by the FERC. Under FERC's proposal, all transmission-owning public utilities would be required to file non-discriminatory open-access transmission tariffs, available to all wholesale sellers and buyers of electric energy; the utilities would be required to take service under the tariffs for their own wholesale sales and purchases of electric energy; and the utilities would be allowed the opportunity under certain circumstances to recover wholesale stranded costs.

     On March 20, 1995, IP filed three transmission service tariffs that offer eligible transmission customers the same or comparable transmission service on terms comparable to the service IP provides to itself. The FERC has recommended that all transmission service tariffs filed prior to March 29, 1995 be accepted and set for hearing provided that the proposed tariffs meet the FERC's pricing policies including those set forth in the NOPR. The FERC accepted open-access tariff filings for IPM and for IP on May 16, 1995.

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

     On July 26, 1995, IP notified the FERC and the
Administrative Law Judge (ALJ) that it intended to revise its tariffs to be consistent with the FERC's proforma tariffs with some slight modifications. The FERC approved these tariffs on September 27, 1995, effective May 20, 1995.

     On September 11, 1995, IP announced its intention to seek ICC and FERC approval to conduct an open-energy access experiment beginning in 1996. The experiment would allow approximately twenty industrial customers to purchase electricity and related services from other sources. IP would transmit the electricity over its lines in the practice called "wheeling". IP filed its proposal with the ICC on September 11, 1995, and will seek FERC approval of the experiment after ICC approval is received, which is anticipated in the second quarter of 1996.

     IP believes that competition is a critical issue in the electric utility industry that will bring benefits to all energy customers. IP also believes in a fair and equitable transition from the current regulatory system to a competitive system. The open-access experiment will allow IP to evaluate the financial, operational and service impacts of transporting power from other suppliers to customers. Additionally, regulators and legislators can benefit from the experiment because they can observe open-energy access in a "laboratory setting" while they look for ways to bring the benefits of competition to all customers. Finally, the experiment provides an opportunity for customers to gain experience in arranging their power supplies and transmission requirements and managing their operations under an open-energy access scenario.

     The maximum total load involved in this experiment represents approximately one percent of IP's total load or about $16 million in annual gross revenue. IP expects the earnings impact to be immaterial. Any loss of sales would be offset by revenues obtained by selling the surplus energy and capacity on the open market, by transmission and ancillary service charges necessary for customers to obtain energy from an alternative supplier as well as by corresponding reductions in fuel and other operating costs related to any over-all reduction in sales.

UFAC SUSPENSION

     On June 26, 1995, IP filed a petition with the ICC for authority to eliminate its Uniform Fuel Adjustment Clause
(UFAC), effective August 10, 1995, and to adjust its base rate tariffs to a level that would recover fuel and purchased power costs based on the projected costs of such fuel and purchased power for the twelve months ending December 31, 1995. IP's petition was filed under a procedure that allows the ICC to grant or deny the specific proposal but not to suspend it for hearings or require that it be modified. IP believes that continuation of the UFAC creates disincentives to efficient decisions made on a total cost basis; that the UFAC is inconsistent with a competitive environment; and that the significance of fuel costs as a component of total costs has diminished, thereby reducing the need for a UFAC as a risk-reduction mechanism. On August 8, 1995, the ICC voted three to two to deny IP's petition. IP currently is reviewing its alternatives in light of the ICC decision.

ENVIRONMENTAL MATTERS
     GAS MANUFACTURING SITES

     See "Manufactured Gas Plant Sites" under "Regulatory and Legal Matters" of the Notes to Consolidated Financial
Statements on page 12.


RESULTS OF OPERATIONS

       THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

     Electric Operations - The current quarter increase of $48.1 million in electric revenues is primarily due to an increase in sales to the residential and commercial sectors. Total residential sales increased 20.1% and commercial sales increased 10.3%. Higher temperatures, resulting in a significantly greater number of cooling degree days in August and September 1995, contributed to the sales gains. Total kilowatt-hour sales (excluding interchange and sales to municipalities) increased 7.8% or 356 million kwh from the third quarter 1994. Interchange revenues increased $10.7 million primarily as a result of one of IP's larger interchange customers exercising its options for increased capacity during the third quarter of 1995.

     On Thursday, July 13, 1995, IP hit an all-time peak for electric consumption when demand reached 4,055 megawatts. Demand on both Wednesday, July 12, 1995, (3,897 megawatts) and Friday, July 14, 1995, (4,000 megawatts) exceeded the previous high of 3,775 megawatts set on August 16, 1988.

     The current quarter cost of fuel for electric plants decreased $0.1 million while electric generation increased 9.6%. The decrease in fuel cost is comprised of increased fuel costs associated with a higher volume of kwh generated and the cost of emission allowances, which were added to fuel costs beginning in 1995, being more than offset by lower per-unit generation costs at nearly all of IP's power plants. Additionally, the impact of the UFAC was favorable. The equivalent availability of IP's Clinton Power Station (Clinton) was 94% and 93% for the three months ended September 30, 1995 and 1994, respectively. The equivalent availability for IP's coal-fired plants was 91% and 88% for the three months ended September 30, 1995 and 1994, respectively. Power purchased and interchanged for the current quarter increased $7.5 million due both to increased demand during lengthy periods of hot weather and to higher interchange rates.

     Gas Operations - Gas revenues decreased $1.5 million in the third quarter of 1995. Therm sales decreased 8.3% (3.9 million therms) outweighed by an increase in therms transported for a combined increase in gas consumption of 10.1% (9.6 million therms). Because of the effects of the Uniform Gas Adjustment Clause (UGAC), revenues decreased despite the increase in volume. Residential sales increased 0.9% (0.1 million therms), commercial sales and transport decreased 3.7% (0.4 million therms) and industrial sales and transport increased 15.2% (9.9 million therms).

     The cost of gas purchased for resale increased $1.6 million in the third quarter. Lower prices reduced the cost of gas by $4.9 million which was offset by an increase in the quantity purchased.

     Gas bypass (connection by the natural gas customer directly to a pipeline, "bypassing" IP's sales and transportation service) continues to be actively considered or utilized by several of IP's large customers. IP is aggressively competing with the bypass options available to these customers in an attempt to minimize the potential loss in earnings.

     Operation and Maintenance Expense - The current quarter increase of $5 million dollars is due primarily to IP's ongoing reengineering efforts, increases in uncollectable accounts, and increases in the use of outside consulting services.

     Miscellaneous - Net - The current quarter increase in net deductions of $1.9 million is primarily a result of costs recorded to reflect planned inventory reductions, partially offset by non-utility income tax credits.

     Other Interest Charges - The current quarter increase of $4.2 million in other interest charges is due to a 1994
$3.6 million reversal of accrued interest on IRS audit deficiencies and increased short-term borrowing rates in 1995.

     Earnings per Common Share - The earnings per common share for Illinova during the third quarter of 1995 and 1994 resulted from the interaction of all other factors discussed herein.

        NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

     Electric Operations - The current period increase of $65.0 million in electric revenues is primarily due to increased sales to both the residential and commercial sectors. Improving regional economies have led to sales gains in the commercial sector, and with cooling degree days at 32% greater than last year and 26% greater than normal, weather contributed to sales gains in both sectors. Total kilowatt-hour sales (excluding interchange and sales to municipalities) increased 3.3% or 417 million kwh. This resulted from an increase in residential sales of 5.3% (192 million kwh), an increase in commercial sales of 10.8% (282 million kwh), and a decrease in industrial sales of 0.9% (57 million kwh). Interchange revenues increased $4.7 million due to increased sales opportunities.

     The current period cost of fuel for electric plants decreased $6.2 million and electric generation decreased 0.6%. The decrease in fuel cost was attributable to lower cost of fuel at the fossil plants, partially offset by the cost of emission allowances and the impact of the UFAC. The equivalent availability of Clinton was 72% and 93% for the nine months ended September 30, 1995 and 1994, respectively. The lower equivalent availability for Clinton in 1995 was due to a scheduled maintenance and refueling outage that began March 12 and ended on April 29. The equivalent availability for IP's coal-fired plants was 82% and 77% for the nine months ended September 30, 1995 and 1994, respectively. Power purchased and interchanged for the period increased $9.9 million due to increased purchase and sales opportunities.

     Gas Operations - Gas revenues decreased $35.1 million in the current period due to warmer weather during the heating season and the effects of the Uniform Gas Adjustment Clause, partially offset by the ICC's April 1994 order granting IP its first natural gas base rate increase in ten years. Therm sales decreased 7.1% (30 million therms), partially offset by an increase in therms transported for a combined decrease in gas consumption of 0.2% (1.1 million therms). Residential sales decreased 9.1% (24 million therms), commercial sales and transport decreased 9.9% (10.7 million therms) and industrial sales and transport increased 14.7% (33.5 million therms).

     The cost of gas purchased for resale decreased $35.6 million for the period as a result of the effects of the lower cost of gas and the Uniform Gas Adjustment Clause.

     Operation and Maintenance Expense - The current period increase of $16.5 million dollars is due primarily to expenses from the 1995 Clinton refueling outage. Without the refueling charges, operation and maintenance expenses for the first nine months of 1995 would have been approximately $3 million less than the same period in 1994.

     Miscellaneous - Net - The year-to-date decrease in net deductions of $2.9 million is primarily a result of a favorable ICC decision, received in 1995, related to 1993 transportation costs, and non-utility income tax credits, partially offset by costs recorded to reflect planned inventory reductions.

     Other Interest Charges - The current period increase of
$8 million in other interest charges is due to a 1994 $3.6 million reversal of accrued interest on IRS audit deficiencies and increased short-term borrowings at higher rates in 1995.

     Earnings per Common Share - The earnings per common share for Illinova during the nine months ended September
30, 1995 and 1994 resulted from the interaction of all other factors discussed herein.
PART II.  OTHER INFORMATION

ITEM 1.

     Legal Proceedings

     See "Notes to Consolidated Financial Statements" in
Part I for a discussion of certain legal proceedings related to manufactured gas plant sites.

ITEM 6.   Exhibits and Reports on Form 8-K

     (a)       Exhibits

                The Exhibits filed with this 10-Q are listed on the Exhibit Index.

     (b)       Reports on Form 8-K since June 30, 1995:

                     A  current  report on Form  8-K,  dated
     August  11,  1995, was filed reporting  under  Item  5,
     Other Events.
                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ILLINOIS POWER COMPANY
                                        (Registrant)



                                   By  /s/Larry F. Altenbaumer
                                      ---------------------------
                                     Larry F. Altenbaumer,
                                     Chief Financial Officer
                                     Treasurer and Controller
                                     on behalf of
                                     Illinois Power Company



Date:  November 08, 1995


                        EXHIBIT INDEX


                                            PAGE NO. WITHIN
                                                  SEQUENTIAL
NUMBERING
EXHIBIT           DESCRIPTION                     SYSTEM

 27        Financial Data Schedule UT
           (filed herewith)