Form 10-Q
period 1996-03-31
ILLINOIS POWER CO
filed 1996-05-14
CIK 49816

18
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C. 20549


                          Form 10-Q

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended MARCH 31, 1996

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

Illinova Corporation     Common stock, no par value, 75,681,937
                         shares outstanding at April 30,1996

Illinois Power Company   Common stock, no par value, 72,704,254
                         shares outstanding held by Illinova
                         Corporation at April 30, 1996




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

       FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996
                            INDEX
                                                      PAGE NO.
Part 1.  FINANCIAL INFORMATION

 Item 1. Financial Statements

         Illinova Corporation

              Consolidated Balance Sheets                          3 - 4
              Consolidated Statements of Income                        5
              Consolidated Statements of Cash Flows                    6

         Illinois Power Company

              Consolidated Balance Sheets                          7 - 8
              Consolidated Statements of Income                        9
              Consolidated Statements of Cash Flows                    10

         Notes to Consolidated Financial Statements of
              Illinova Corporation and
              Illinois Power Company                              11 - 13

 Item 2.      Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations for Illinova Corporation
              and Illinois Power Company                          14 - 17

Part II.  OTHER INFORMATION

 Item 1: Legal Proceedings                                             18

 Item 4: Submission of Matters to a Vote of Security Holders           18

 Item 6: Exhibits and Reports on Form 8-K                              18

 Signatures                                                       19 - 20

 Exhibit Index                                                         21




               PART I.  FINANCIAL INFORMATION
                    ILLINOVA CORPORATION
                 CONSOLIDATED BALANCE SHEETS
      (See accompanying Notes to Consolidated Financial
                         Statements)

                                                 MARCH 31,       DECEMBER 31,
                                                     1996               1995
                ASSETS                         (Unaudited)
                                                     (Millions of Dollars)

Utility Plant, at original cost
 Electric (includes construction work
    in progress of $234.1 million and
    $199.8 million, respectively)             $  6,223.4         $  6,189.0
 Gas (includes construction work
    in progress of $10.5 million and
    $10.2 million, respectively)                   628.3              625.9
                                              ----------         ----------
                                                 6,851.7            6,814.9
Less-Accumulated depreciation                    2,298.3            2,251.7
                                              ----------         ----------
                                                 4,553.4            4,563.2
Nuclear fuel in process                              5.8                5.7
Nuclear fuel under capital lease                    90.4               95.2
                                              ----------         ----------
   Total utility plant                           4,649.6            4,664.1
                                              ----------         ----------
Investments and Other Assets                        80.9               65.8
                                              ----------         ----------
Current Assets
 Cash and cash equivalents                          16.5               11.3
 Notes receivable                                     --                6.1
 Accounts receivable (less allowance
  for doubtful accounts of $3.0 million)
   Service                                         134.9              129.4
   Other                                            20.0               13.2
 Accrued unbilled revenue                           88.0               89.1
 Materials and supplies, at average cost            94.5              111.1
 Prepayments and other                              35.0               40.4
                                              ----------         ----------
   Total current assets                            388.9              400.6
                                              ----------         ----------
Deferred Charges
 Deferred Clinton costs                            106.5              107.3
 Recoverable income taxes                          107.6              128.7
 Other                                             245.8              243.3
                                              ----------         ----------
   Total deferred charges                          459.9              479.3
                                              ----------         ----------
                                               $ 5,579.3         $  5,609.8
                                              ==========         ==========


                    ILLINOVA CORPORATION
                 CONSOLIDATED BALANCE SHEETS
      (See accompanying Notes to Consolidated Financial
                         Statements)

                                               MARCH 31,          DECEMBER 31,
                                                  1996                  1995
CAPITAL AND LIABILITIES                       (Unaudited)
                                                 (Millions of Dollars)

Capitalization
 Common stock -
  No par value, 200,000,000 shares authorized;
  75,681,937 and 75,643,937 shares outstanding,
  respectively, stated at                       $  1,425.7         $  1,424.6
 Less - Deferred compensation - ESOP                  17.1               18.4
 Retained earnings                                   151.7              129.6
 Less - Capital stock expense                          8.8                8.8
 Preferred stock of subsidiary                       125.3              125.6
 Mandatorily redeemable preferred stock of
  subsidiary                                         197.0               97.0
 Long-term debt of subsidiary                      1,723.5            1,739.3
                                                ----------         ----------
   Total capitalization                            3,597.3            3,488.9
                                                ----------         ----------
Current Liabilities
 Accounts payable                                    129.1              119.9
 Notes payable                                       204.6              359.6
 Long-term debt and lease obligations
  maturing within one year                            96.6               95.0
 Other                                               182.9              173.0
                                                ----------         ----------
   Total current liabilities                         613.2              747.5
                                                 ----------        ----------
Deferred Credits
 Accumulated deferred income taxes                   995.3            1,012.8
 Accumulated deferred investment tax credits         221.1              222.8
 Other                                               152.4              137.8
                                                 ----------        ----------
   Total deferred credits                          1,368.8            1,373.4
                                                 ----------        ----------

                                                $  5,579.3         $  5,609.8
                                                 ==========        ==========



                    ILLINOVA CORPORATION
              CONSOLIDATED STATEMENTS OF INCOME
(See accompanying Notes to Consolidated Financial Statements)

                                                THREE MONTHS ENDED
                                                      MARCH 31,
                                            1996                   1995
                                                     (Unaudited)
                                            (Millions except per share)
     Operating Revenues:
       Electric                         $     278.7             $     288.1
     Electric interchange                      31.9                    22.4
     Gas                                      136.1                   115.0
                                        -----------             -----------
       Total                                  446.7                   425.5
                                        -----------              -----------

     Operating Expenses and Taxes:
       Fuel for electric plants                66.6                    64.3
       Power purchased                          9.8                    14.0
       Gas purchased for resale                73.0                    64.6
       Other operating expenses                65.7                    64.2
       Maintenance                             20.5                    28.1
       Depreciation & amortization             48.1                    45.3
       General taxes                           37.8                    38.2
       Income taxes                            37.1                    28.5
                                         -----------            -----------
         Total                                358.6                   347.2
                                         -----------            -----------

     Operating Income                          88.1                    78.3
                                         -----------            -----------

     Other Income and Deductions:
     Allowance for equity funds
      used during construction                    -                     0.2
     Miscellaneous - net                       (7.1)                   (2.4)
                                         -----------             -----------
         Total                                 (7.1)                   (2.2)
                                         -----------             -----------

     Income Before Interest Charges            81.0                    76.1
                                         -----------             -----------

     Interest Charges:
       Interest on long-term debt              31.2                  34.5
       Other interest charges                   2.6                   3.9
       Allowance for borrowed funds
        used during construction               (1.7)                 (1.2)
       Preferred dividend
        requirements of subsidiary              5.6                   6.5
                                         -----------          -----------

          Total                                37.7                  43.7
                                        -----------           -----------

     Net Income                        $      43.3            $      32.4
                                        ===========            ===========

     Earnings per common share                $0.57                  $0.43
    Cash dividends declared
     per common share                         $0.28                  $0.25
    Cash dividends paid per
     common share                             $0.28                  $0.25
    Weighted average number of
     common shares outstanding
     during period                       75,674,514             75,643,937



                          ILLINOVA CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
     (See accompanying Notes to Consolidated Financial Statements)

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                              1996                1995
                                                      (Unaudited)
                                                 (Millions of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                $   43.3            $   32.4
 Items not requiring cash, net                  45.0                58.2
 Changes in assets and liabilities              56.0                 3.0
                                            --------            --------
 Net cash provided by operating
   activities                                  144.3                93.6
                                             --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Construction expenditures                     (47.9)              (48.2)
 Other investing activities                     (3.0)               (2.6)
                                             --------            --------
 Net cash used in investing
   activities                                  (50.9)              (50.8)
                                             --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends on common stock                     (21.2)              (18.9)
 Exercise of stock options                       1.1                  --
 Redemptions -
  Short-term debt                             (209.9)              (64.6)
  Long-term debt of subsidiary                 (10.0)                 --
  Preferred stock of subsidiary                 (0.3)              (15.2)
 Issuances -
  Short-term debt                               55.0                 9.6
  Preferred Stock of subsidiary                100.0                  --
 Other financing activities                     (2.9)                0.5
                                            ---------           ---------
 Net cash used in financing
  activities                                   (88.2)              (88.6)
                                            ---------           ---------
NET CHANGE IN CASH AND
  CASH EQUIVALENTS                               5.2               (45.8)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                          11.3                50.7
                                            ---------           ---------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                         $    16.5           $     4.9
                                            =========           =========



                           ILLINOIS POWER COMPANY
                        CONSOLIDATED BALANCE SHEETS
         (See accompanying Notes to Consolidated Financial Statements)


                                           MARCH 31,            DECEMBER 31,
                                               1996                    1995
ASSETS                                     (Unaudited)
                                                 (Millions of Dollars)

Utility Plant, at original cost
 Electric (includes construction work
  in progress of $234.1 million and
  $199.8 million, respectively)          $     6,223.4          $    6,189.0
 Gas (includes construction work
  in progress of $10.5 million and
     $10.2 million, respectively)                628.3                 625.9
                                          ------------          ------------
                                               6,851.7               6,814.9
Less-Accumulated depreciation                  2,298.3               2,251.7
                                          ------------          ------------
                                               4,553.4               4,563.2
Nuclear fuel in process                            5.8                   5.7
Nuclear fuel under capital lease                  90.4                  95.2
                                          ------------           ------------
   Total utility plant                         4,649.6               4,664.1
                                          ------------           ------------
Investments and Other Assets                      15.7                  16.4
                                          ------------           ------------
Current Assets
 Cash and cash equivalents                         5.9                   4.3
 Accounts receivable (less allowance
  for doubtful accounts of $3.0 million)
   Service                                       134.9                 129.4
   Other                                          19.6                  18.2
 Accrued unbilled revenue                         88.0                  89.1
 Materials and supplies,
  at average cost                                 94.5                 111.1
 Prepayments and other                            34.9                  40.4
                                          ------------          ------------
   Total current assets                          377.8                 392.5
                                          ------------           ------------
Deferred Charges
 Deferred Clinton costs                          106.5                 107.3
 Recoverable income taxes                        107.6                 128.7
 Other                                           259.8                 258.2
                                          ------------           ------------
   Total deferred charges                        473.9                 494.2
                                           ------------          ------------
                                          $    5,517.0          $    5,567.2
                                           ============          ============



                                ILLINOIS POWER COMPANY
                              CONSOLIDATED BALANCE SHEETS
              (See accompanying Notes to Consolidated Financial Statements)

                                              MARCH 31,          DECEMBER 31,
                                                  1996                  1995
CAPITAL AND LIABILITIES                      (Unaudited)
                                                   (Millions of Dollars)

Capitalization
 Common stock -
  No par value, 100,000,000 shares
  authorized; 75,643,937 shares issued,
  stated at                                  $    1,424.6        $    1,424.6
 Retained earnings                                  151.9               129.6
 Less - Capital stock expense                         8.8                 8.8
 Less - 2,977,683 and 2,696,086 shares of
   common stock in treasury, respectively,
   at cost                                           75.0                67.3
 Preferred stock                                    125.3               125.6
 Mandatorily redeemable preferred stock             197.0                97.0
 Long-term debt                                   1,723.5             1,739.3
                                             ------------        ------------
   Total capitalization                           3,538.5             3,440.0
                                             ------------        ------------
Current Liabilities
 Accounts payable                                   123.1               119.9
 Notes payable                                      204.6               359.6
 Long-term debt and lease
  obligations maturing
  within one year                                    96.6                95.0
 Other                                              182.8               173.0
                                             ------------        ------------
   Total current liabilities                        607.1               747.5
                                             ------------        ------------
Deferred Credits
 Accumulated deferred income taxes                1,002.4             1,019.1
 Accumulated deferred investment
  tax credits                                       221.1               222.8
 Other                                              147.9               137.8
                                             ------------        ------------
   Total deferred credits                         1,371.4             1,379.7
                                             ------------        ------------
                                             $    5,517.0        $    5,567.2
                                             ============        ============

                      ILLINOIS POWER COMPANY
                 CONSOLIDATED STATEMENTS OF INCOME
   (See accompanying Notes to Consolidated Financial Statements)

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                             1996                   1995
                                                    (Unaudited)
                                               (Millions of Dollars)
     Operating Revenues:
       Electric                         $     278.7               $     288.1
       Electric interchange                    31.9                      22.4
       Gas                                    136.1                     115.0
                                        -----------               ___________
          Total                               446.7                     425.5
                                        -----------               ___________

     Operating Expenses and Taxes:
       Fuel for electric plants                66.6                      64.3
       Power purchased                          9.8                      14.0
       Gas purchased for resale                73.0                      64.6
       Other operating expenses                65.7                      64.2
       Maintenance                             20.5                      28.1
       Depreciation & amortization             48.1                      45.3
       General taxes                           37.8                      38.2
       Income taxes                            37.1                      28.5
                                         -----------               __________
        Total                                 358.6                     347.2
                                         ___________               __________
     Operating Income                          88.1                      78.3
                                         -----------               __________
    Other Income and Deductions:
      Allowance for equity funds
      used during construction                    -                       0.2
       Miscellaneous - net                     (6.9)                      0.5
                                         ____________              __________
        Total                                  (6.9)                      0.7
                                         ____________              __________

    Income Before Interest Charges             81.2                      79.0
                                         _____________             ___________

    Interest Charges and Other:
      Interest on long-term debt               31.2                      34.5
      Other interest charges                    2.6                       3.9
      Allowance for borrowed funds
       used during construction                (1.7)                     (1.2)
                                           -----------             -----------
         Total                                 32.1                      37.2
                                           ___________             __________
     Net Income                                49.1                      41.8

    Preferred dividend
     requirements                               5.6                       6.5
                                           ___________             __________
     Net Income applicable to
       common stock                      $      43.5               $     35.3
                                         ===========               ==========


                                 ILLINOIS POWER COMPANY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
           (See accompanying Notes to Consolidated Financial Statements)

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                             1996                   1995
                                                    (Unaudited)
                                              (Millions of Dollars)

CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net Income                             $     49.1             $      41.8
  Items not requiring cash, net                45.9                    58.6
  Changes in assets and liabilities            51.7                    27.0
                                      -------------            ------------
  Net cash provided by operating             146.7                    127.4
   activities                         -------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction expenditures                  (47.9)                   (48.2)
  Other investing activities                   3.1                     (1.0)
                                       -------------            ------------
  Net cash used in investing                 (44.8)                   (49.2)
    activities                         -------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends on preferred and                   (24.5)                   (25.7)
common stock
Repurchase of common stock                    (7.7)                   (30.5)
Redemptions -
    Short-term debt                         (209.9)                   (64.5)
    Long-term debt                           (10.0)                      --
    Preferred Stock                           (0.3)                   (15.2)

  Issuances
    Short-term debt                           55.0                      9.6
    Preferred Stock                          100.0                       --

  Other financing activities                  (2.9)                     0.5
                                      -------------             ------------
Net cash used in financing                  (100.3)                  (125.8)
activities                            -------------             ------------

NET CHANGE IN CASH AND CASH                    1.6                    (47.6)
EQUIVALENTS
CASH AND CASH EQUIVALENTS AT                   4.3                     47.9
BEGINNING OF YEAR                     -------------             ------------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                            $        5.9              $       0.3
                                      ============              =============


             ILLINOVA CORPORATION AND ILLINOIS POWER COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GENERAL

    Financial Statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted from this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Illinova Corporation (Illinova) and Illinois Power Company (IP), the disclosures and information contained in this Form 10-Q are adequate and not misleading. See the consolidated financial statements and the accompanying notes in Illinova's 1995 Annual Report to Shareholders (included in the Proxy Statement), the consolidated financial statements and the accompanying notes in IP's 1995 Annual Report to Shareholders (included in the Information Statement) and Illinova's and IP's 1995 Form 10-K filings to the Securities and Exchange Commission for information relevant to the consolidated financial statements contained herein, including information as to certain regulatory and environmental matters and as to the significant accounting policies followed.

    In the opinion of Illinova, the accompanying unaudited consolidated financial statements for Illinova reflect all adjustments necessary to present fairly the Consolidated Balance Sheets as of March 31, 1996 and December 31, 1995, the Consolidated Statements of Income for the three months ended March 31, 1996 and 1995, and the Consolidated Statements of Cash Flows for the three months ended March 31, 1996 and 1995. In addition, it is Illinova's and IP's opinion that the accompanying unaudited consolidated financial statements for IP reflect all adjustments necessary to present fairly the Consolidated Balance Sheets as of March 31, 1996 and December 31, 1995, the Consolidated Statements of Income for the three months ended March 31, 1996 and 1995, and the Consolidated Statements of Cash Flows for the three months ended March 31, 1996 and 1995. Due to seasonal and other factors which are characteristic of electric and gas utility operations, interim period results are not necessarily indicative of results to be expected for the year.

ACCOUNTING MATTERS
    CONSOLIDATION

    The consolidated financial statements of Illinova include the accounts of Illinova, IP, Illinova Generating
Company (IGC) and Illinova Power Marketing, Inc. (IPMI).
All significant intercompany balances and transactions have been eliminated from the consolidated financial statements.
All non-utility operating transactions are included in the section titled Other Income and Deductions, "Miscellaneous-net" in Illinova's and IP's Consolidated Statements of Income.

     The consolidated financial statements of IP include the accounts of Illinois Power Capital, L.P. and the accounts of Illinois Power Financing I (IPFI). All significant intercompany balances and transactions have been eliminated from the consolidated financial statements. See "Liquidity and Capital Resources" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information on IPFI.

     IP's consolidated financial position and results of operation are currently the principal factors affecting
Illinova's consolidated financial position and results of operations.


     DECOMMISSIONING COSTS

     On February 7, 1996, the Financial Accounting Standards Board issued an exposure draft entitled "Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets". The proposed accounting standard would require changes to current electric utility industry accounting practices and will likely be effective beginning January 1, 1997. The proposed changes may result in: 1) increasing annual provisions for decommissioning through increases in depreciation; 2) recording the estimated total cost for decommissioning as a liability with a gross-up to plant balances; and 3) reporting trust fund income from the external decommissioning trusts as investment income rather than as a reduction to decommissioning expense.

     IP believes that, based on current information, these changes will not have an adverse effect on results of operations due to existing and anticipated future ability to recover decommissioning costs through rates. This belief is based on management's assessment of policies expressed, by both state and federal regulatory agencies, regarding the need to allow recovery mechanisms for such expenses. This belief could be affected in the future by unanticipated changes in these policies.

REGULATORY AND LEGAL MATTERS
     MANUFACTURED GAS PLANT SITES

     IP is currently recovering Manufactured Gas Plant (MGP) site cleanup costs from its customers through tariff riders approved by the Illinois Commerce Commission (ICC) in March 1996. Previous tariffs allowed IP to recover MGP site remediation costs over a five-year period but did not allow for the recovery of carrying costs. In April 1995, the Illinois Supreme Court ruled that carrying costs should be recoverable. Consequently, the ICC has approved the present tariffs, which allow IP to recover MGP site remediation costs in the year in which they are incurred, eliminating the need to recover carrying costs. Due to the change in cost recovery methods, IP is allowed to collect prior year remediation expense balances and retroactive carrying costs associated with those balances throughout 1996.

     IP's current estimate of liability for MGP site remediation is $74 million. This amount represents IP's current best estimate of its cost to remediate the 24 MGP sites for which it is responsible. Because of the unknown and unique characteristics of each site, IP is not able to determine its ultimate liability for remediation.

     IP has begun settlement discussions with its insurance carriers regarding the recovery of estimated MGP site remediation costs. A settlement has been reached with one carrier, and an agreement in principle has been reached with two other carriers. On October 17, 1995, IP filed a lawsuit in the Circuit Court of Macon County seeking a declaratory judgment and damages regarding insurance coverage for four MGP sites. Any insurance recoveries received will be credited to IP's customers through the tariff rider mechanism.

TREASURY STOCK

     On March 31, 1996, IP repurchased 281,597 shares of its common stock from Illinova. Through March 31, 1996, IP has purchased 2,977,683 shares of its common stock, all of which are held as treasury stock and are deducted from common equity at the cost of the shares.




COMMON STOCK

     During the first quarter of 1996, the number of shares of Illinova common stock outstanding increased by 38,000.
These new shares were issued to several current and retired officers of IP when they exercised stock purchase options.

ENHANCED SEVERANCE

     In December 1994, IP announced plans for voluntary enhanced retirement and severance programs. These programs were offered to IP employees during the fourth quarter of 1995. At the expiration of the time to accept the enhanced severance offer, IP recorded a liability of $11.0 million to reflect the anticipated costs of the severance program. During the first quarter of 1996, this liability has been reduced by $5.2 million to reflect payments made to severed employees under the program.


       ILLINOVA CORPORATION AND ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the Notes to the Consolidated
Financial Statements and Management's Discussion and
Analysis of Financial Condition and Results of Operations presented in Illinova's 1995 Annual Report to Shareholders
(included in the Proxy Statement), the Consolidated
Financial Statements and Management's Discussion and
Analysis of Financial Condition and Results of Operations presented in IP's 1995 Annual Report to Shareholders
(included in the Information Statement), and Illinova's and IP's Form 10-K for the year ended December 31, 1995.

ILLINOVA SUBSIDIARIES

     IP is the primary business and subsidiary of Illinova and engages in the generation, transmission, distribution and sale of electric energy and the distribution, transportation and sale of natural gas in the State of Illinois.

     IGC is a wholly-owned independent power subsidiary of Illinova and invests in energy supply projects throughout the world. IGC's strategy is to invest in and develop
"greenfield" power plants, acquire existing generation facilities and provide power plant operations and maintenance services.

     IPMI is a wholly-owned subsidiary of Illinova and engages in the brokering and marketing of electric power and gas to various customers outside of IP's present service territory. In September 1995, IPMI began buying and selling wholesale electricity in the western United States. In March 1996, IPMI announced plans to begin buying and selling wholesale electricity in the central United States.

     On April 10, 1996, Illinova announced its intent to form a new subsidiary to be named Illinova Energy Partners
(IEP). The new company will offer a wide range of customized energy services nationwide. IEP will incorporate the ongoing business initiatives of IPMI and the Illinova Energy Services group, a division within Illinova.

LIQUIDITY AND CAPITAL RESOURCES
     CAPITAL RESOURCES AND REQUIREMENTS

     Cash flows from operations during the first three months of 1996 provided sufficient working capital to meet ongoing operating requirements, to service existing common and IP preferred stock dividends and debt requirements and all of IP's construction requirements. Additionally, Illinova expects 1996 cash flows will enable it to meet operating requirements and continue to service IP's existing debt, IP's preferred and Illinova's common stock dividends, IP's sinking fund requirements and IP's anticipated construction requirements. IP repurchased 281,597 shares of its common stock from Illinova on March 31, 1996, to provide Illinova cash for operations, in accordance with authority granted by the ICC. Additionally, Illinova currently is reviewing additional financing alternatives to provide cash for operations.

     Illinois Power Financing I (IPFI) is a statutory business trust in which IP serves as sponsor. IPFI issued $100 million of trust originated preferred securities (TOPrS) at 8% (4.8% after-tax rate) in January 1996. IPFI issued the TOPrS and invested the proceeds in an equivalent amount of IP subordinated debentures due in 2045. IP used the proceeds to repay short-term indebtedness on varying dates on or before March 1, 1996. IP incurred the indebtedness in December 1995, to redeem $95.3 million (principal value) of higher-cost outstanding preferred stock of IP.

     On April 15, 1996, IP issued a notice of redemption to all holders of its Adjustable Rate Series B Preferred Stock. All 410,250 shares outstanding will be redeemed on May 15, 1996, at the redemption price of $50.00 per share. Additionally, since the beginning of 1996, IP has redeemed $39.5 million of bonds through open-market purchases. IP is actively reducing its short-term debt as cash flows from operations allow.

     IP's capital requirements for construction were approximately $48 million for each of the three months ended
March 31, 1996 and 1995.

     Illinova and IP currently have total lines of credit represented by bank commitments of $404 million. Both
Illinova and IP have adequate short- and intermediate-term bank borrowing capacity. IP has remaining shelf authority with the Securities and Exchange Commission to issue $120 million in debt securities and $56.5 million in preferred stock.

     In March 1996, Duff & Phelps established credit ratings for IP's fixed income securities. IP's mortgage bonds were given a BBB+ rating, and IP's preferred stock was given a BBB- rating. IP's mortgage bonds currently are rated Baa2 by Moody's and BBB by Standard & Poor's. IP's preferred stock currently is rated Baa3 by Moody's and BBB- by Standard & Poor's.

REGULATORY MATTERS
     OPEN ACCESS AND WHEELING

     On September 11, 1995, IP announced its intention to seek ICC and Federal Energy Regulatory Commission (FERC) approval to conduct an open-energy access experiment beginning in 1996 and ending on December 31, 1999. IP received approval for the experiment from the ICC on March
13, 1996, and from the FERC on April 24, 1996.

     The experiment allows certain industrial customers to purchase electricity and related services from other sources. On April 25, 1996, the first of the 21 eligible customers began buying electricity from a supplier other than IP. The electricity is being wheeled from another supplier to an IP transmission system. As of May 4, 1996, eight customers were participating in the experiment, and IP expects that as many as ten more eligible customers will participate. IP is studying the feasibility of offering a similar experiment to commercial and residential customers.

     The maximum total load involved in this experiment represents approximately one percent of IP's total load or about $7.5 million in net annual revenue. IP expects the earnings impact to be immaterial, because any loss of sales would be offset by revenues obtained by selling the surplus energy and capacity on the open market, by transmission and ancillary service charges necessary for customers to obtain energy from an alternative supplier, as well as by corresponding reductions in fuel and other variable operating costs.

ENVIRONMENTAL MATTERS
     GAS MANUFACTURING SITES

     See "Manufactured Gas Plant Sites" under "Regulatory and Legal Matters" of the Notes to Consolidated Financial
Statements on page 12.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 1996 AND 1995

     Electric Operations - The current quarter decrease of $9.3 million in electric revenues is primarily due to a decrease in sales to the industrial sector. Total industrial sales decreased 3.6%. The mining sector caused most of the decrease due to decreased mining activity in IP service territory. Reduced pumping activity in the pipeline industry also contributed to the decline in industrial sales. Total kilowatt-hour sales (excluding interchange and sales to municipalities) increased 22 million kwh, or less than 1.0%, from the first quarter 1995. Interchange revenues increased $9.5 million primarily due to greater availability of IP's generating stations and increased sales opportunities.

     The current quarter cost of fuel for electric plants increased $2.3 million while electric generation increased 25.0%. The increase in fuel cost was due to a higher level of generation and the impact of the Uniform Fuel Adjustment Clause, being partially offset by lower per-unit generation costs at nearly all of IP's power plants. The equivalent availability of IP's Clinton Power Station (Clinton) was 99.7% and 66.2% for the three months ended March 31, 1996 and 1995, respectively. The lower equivalent availability for Clinton in 1995 was due to a scheduled maintenance and refueling outage that began March 12, 1995. The equivalent availability for IP's coal-fired plants was 82.9% and 76.3% for the three months ended March 31, 1996 and 1995, respectively. The increased availability is due to fewer planned outages in the first quarter of 1996. Consequently, power purchased and interchanged for the current quarter decreased $4.2 million, with volume of kwh purchased decreasing by 29.6%.

     Gas Operations - Gas revenues increased $21.1 million in the first quarter of 1996. Therm sales increased 18.5%
(50.1 million therms) and therms transported decreased resulting in an increase in gas consumption of 9.6% (33.3 million therms). Because of the effects of the Uniform Gas
Adjustment Clause (UGAC), revenues increased at a greater rate than the increase in volume. Residential sales increased 12.7% (23.8 million therms), commercial sales and transport increased 14.7% (10.7 million therms) and industrial sales and transport decreased 1.4% (1.2 million therms). The increase in gas sales is due primarily to colder winter weather as compared to 1995, which had a milder than normal winter.

     The cost of gas purchased for resale increased $8.4 million in the first quarter. Higher prices increased the cost of gas by $14.5 million and an increase in the quantity purchased further increased the cost of gas purchased.
These increases were partially offset by the effects of the UGAC.

     Gas bypass (connection by the natural gas customer directly to a pipeline, "bypassing" IP's sales and transportation service) is occasionally considered or utilized by several of IP's large customers. IP continues to compete with the bypass options available to these customers in an attempt to minimize the potential loss in earnings.

     Operation and Maintenance Expense - The current quarter decrease of $6.1 million dollars is due primarily to the absence of costs associated with a Clinton refueling outage which was in progress during the first quarter of 1995.
IP's reengineering efforts caused a decrease of $5 million dollars in labor expenses during the first quarter. These decreases have been partially offset by increased pension and benefit funding and increased use of outside consulting services.

     Miscellaneous - Net - The current quarter increase in net deductions of $4.7 million is partially a result of costs recorded to reflect the planned disposition of property, partially offset by the equity earnings of Illinova's subsidiaries and increased interest revenues.
Additionally, in 1995, a favorable ICC decision related to 1993 transportation costs resulted in a one-time positive impact on miscellaneous income.

     Other Interest Charges - The current quarter decrease of $1.3 million in other interest charges is due to lower short-term borrowings and lower short-term interest rates.

     Earnings per Common Share - The earnings per common share for Illinova during the first quarter of 1996 and 1995 resulted from the interaction of all other factors discussed herein.

PART II.  OTHER INFORMATION

ITEM 1.

     Legal Proceedings

     See "Notes to Consolidated Financial Statements" in
Part I for a discussion of certain legal proceedings related to manufactured gas plant sites.

ITEM 4.     Submission of Matters to a Vote of Security
Holders

     At the annual shareholders' meeting held on April 10, 1996, Illinova shareholders elected the Illinova Board of Directors. A total of 66,973,194 shares were voted, with 66,531,800 voted for the nominees named on the proxy solicited by the Illinova Board of Directors. The nominees were: Richard R. Berry, Larry D. Haab, C. Steven McMillan, Donald S. Perkins, Robert M. Powers, Walter D. Scott, Ronald
L. Thompson, Walter M. Vannoy, Marilou von Ferstel, John D. Zeglis and Vernon K. Zimmerman. No other business was submitted for a vote at the meeting.

ITEM 6.   Exhibits and Reports on Form 8-K

     (a)       Exhibits

                The Exhibits filed with this 10-Q are listed on the Exhibit Index.

     (b)       Reports on Form 8-K since December 31, 1995:

                    None.


                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ILLINOVA CORPORATION
                                        (Registrant)



                                   By /s/ Larry F. Altenbaumer
                                   ---------------------------
                                     Larry F. Altenbaumer,
                                     Chief Financial Officer,
                                     Treasurer and Controller
                                     on behalf of
                                     Illinova Corporation



Date:  May 8, 1996



                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ILLINOIS POWER COMPANY
                                        (Registrant)



                                   By /s/ Larry F. Altenbaumer
                                   ---------------------------
                                     Larry F. Altenbaumer,
                                     Senior Vice President,
                                     Chief Financial Officer and
                                     Treasurer on behalf of
                                     Illinois Power Company



Date:  May 8, 1996


                               EXHIBIT INDEX


                                                   PAGE NO. WITHIN
                                                SEQUENTIAL NUMBERING
EXHIBIT                 DESCRIPTION                     SYSTEM

 27        Financial Data Schedule UT
           (filed herewith)