Form 10-Q
period 1996-06-30
ILLINOIS POWER CO
filed 1996-08-09
CIK 49816

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C. 20549


                          Form 10-Q
          (X) QUARTERLY REPORT PURSUANT TO SECTION
               13 OR 15(d) OF THE SECURITIES
                   EXCHANGE ACT OF 1934
         For the quarterly period ended JUNE 30, 1996
                             OR
            ( ) TRANSITION REPORT PURSUANT TO SECTION
                   13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

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

                Illinova        Yes X  No
                Corporation        ----  ---

                Illinois Power  Yes X  No
                Company            ----  ----

     Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

Illinova Corporation     Common stock, no par value, 75,681,937
                         shares outstanding at July 31, 1996

Illinois Power Company   Common stock, no par value, 72,233,040
                         shares outstanding held by Illinova Corporation at July 31, 1996




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

                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996
                                    INDEX

                                                              PAGE NO.

Part I. FINANCIAL INFORMATION

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







               PART I.  FINANCIAL INFORMATION
                    ILLINOVA CORPORATION
                 CONSOLIDATED BALANCE SHEETS
      (See accompanying Notes to Consolidated Financial Statements)
                                                JUNE 30,      DECEMBER 31,
                                                  1996            1995
                 ASSETS                       (Unaudited)
                                                  (Millions  of Dollars)

Utility Plant, at original cost
 Electric (includes construction work
  in progress of $232.1 million and
  $199.8 million, respectively)               $  6,267.2       $  6,189.0
 Gas (includes construction work
  in progress of $11.8 million and
  $10.2 million, respectively)                     633.1            625.9
                                               ----------        --------
                                                 6,900.3          6,814.9
Less-Accumulated depreciation                    2,341.2          2,251.7
                                               ----------        --------
                                                 4,559.1          4,563.2
Nuclear fuel in process                              5.4              5.7
Nuclear fuel under capital lease                    93.9             95.2
                                              ----------        ---------
          Total utility plant                    4,658.4          4,664.1
                                              ----------        ---------
Investments and Other Assets                       123.9             65.8
                                              ----------        ---------

Current Assets
 Cash and cash equivalents                          22.0             11.3
 Notes receivable                                     --              6.1
 Accounts receivable (less allowance
  for doubtful accounts of $3.0 million)
    Service                                        121.2            129.4
    Other                                           36.4             13.2
 Accrued unbilled revenue                           78.8             89.1
 Materials and supplies, at average cost           105.5            111.1
 Prepayments and other                              29.3             40.4
                                              ----------        ---------
Total current assets                               393.2            400.6
                                              ----------        ---------
Deferred Charges
 Deferred Clinton costs                            105.6            107.3
 Recoverable income taxes                          107.9            128.7
 Other                                             230.3            243.3
                                              ----------        ---------
Total deferred charges                             443.8            479.3
                                              ----------        ---------
                                           $     5,619.3       $  5,609.8
                                              ==========       ==========

                           ILLINOVA CORPORATION
                        CONSOLIDATED BALANCE SHEETS
     (See accompanying Notes to Consolidated Financial Statements)

                                               JUNE 30,        DECEMBER 31,
                                                1996              1995
CAPITAL AND LIABILITIES                      (Unaudited)
                                                (Millions of Dollars)

Capitalization
 Common stock -
  No par value, 200,000,000 shares authorized;
  75,681,937 and 75,643,937 shares outstanding,
  respectively, stated at                    $  1,425.7         $  1,424.6
 Less - Deferred compensation - ESOP               16.2               18.4
 Retained earnings                                166.9              129.6
 Less - Capital stock expense                       8.3                8.8
 Preferred stock of subsidiary                    104.4              125.6
 Mandatorily redeemable preferred stock of
  subsidiary                                      197.0               97.0
Long-term debt of subsidiary                    1,664.8            1,739.3
                                             ----------          ---------
Total capitalization                            3,534.3            3,488.9
                                             ----------          ---------
Current Liabilities
 Accounts payable                                 141.1              119.9
 Notes payable                                    341.5              359.6
 Long-term debt and lease obligations
  maturing within one year                         95.6               95.0
 Other                                            127.0              173.0
                                             ----------          ---------
Total current liabilities                         705.2              747.5
                                             ----------          ---------
Deferred Credits
 Accumulated deferred income taxes              1,012.0            1,012.8
 Accumulated deferred investment tax credits      219.4              222.8
 Other                                            148.4              137.8
                                             ----------          ---------
Total deferred credits                          1,379.8            1,373.4
                                             ----------         ----------

                                          $     5,619.3        $   5,609.8
                                             ==========         ==========


                         ILLINOVA CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME
      (See accompanying Notes to Consolidated Financial Statements)


                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                           JUNE 30,                   JUNE 30,
                                       1996         1995        1996        1995
                                                      (Unaudited)
                                          (Millions except per share)

Operating Revenues:
 Electric                        $     282.6   $     278.6    $   561.3    $  566.7
 Electric interchange                   33.6          24.6         65.5        47.0
 Gas                                    49.5          41.1        185.6       156.1
                                 -----------   -----------  -----------    ---------    --       --           --
   Total                               365.7         344.3        812.4       769.8
                                 -----------   -----------   -----------   ------------    --       --           --
Operating Expenses and Taxes:
 Fuel for electric plants              59.5          58.3        126.1        122.6
 Power purchased                       13.3          15.1         23.1         29.1
 Gas purchased for resale              32.8          14.6        105.8         79.2
 Other operating expenses              53.3          63.5        119.0        127.7
 Maintenance                           24.3          28.7         44.8         56.8
 Depreciation & amortization           48.3          45.3         96.4         90.6
 General taxes                         31.6          31.1         69.4         69.3
 Income taxes                          27.7          20.6         64.8         49.1
                                -----------   -----------  -----------     ------------    --       --           --
   Total                              290.8         277.2        649.4        624.4
                                -----------    -----------  -----------    ------------    --       --           --
Operating Income                       74.9          67.1        163.0        145.4
                                -----------    -----------  -----------    -----------

Other Income and Deductions:
 Allowance for equity funds
  used during construction              --            0.1          --           0.3
 Miscellaneous - net                  (0.7)           1.5         (7.8)        (0.9)
                                -----------   -----------   -----------    ------------             --         --
   Total                              (0.7)           1.6         (7.8)        (0.6)
                                -----------    -----------  -----------    ------------

Income Before Interest Charges        74.2           68.7        155.2        144.8
                                -----------    -----------  -----------    ----------
Interest Charges:
 Interest on long-term debt           30.0           33.3         61.2         67.8
 Other interest charges                3.7            3.9          6.3          7.8
 Allowance for borrowed funds
  used during construction            (1.9)          (1.3)        (3.6)        (2.5)
 Preferred dividend
  requirements of subsidiary           6.2            6.5         11.8         13.0
                               -----------    -----------   -----------    -----------

   Total                              38.0           42.4         75.7         86.1
                               -----------    -----------   -----------    ------------             --         --
Net Income                     $      36.2    $      26.3  $      79.5     $   58.7
                               ===========    ===========  ===========     ============                ==     ==
Earnings per common share            $0.48          $0.35        $1.05        $0.78
Cash dividends declared
 per common share                    $0.28          $0.25        $0.56        $0.50
Cash dividends paid per
common share                         $0.28          $0.25        $0.56        $0.50
Weighted average number of
common shares outstanding
during period                   75,681,937     75,643,937   75,678,225   75,643,937


                            ILLINOVA CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
          (See accompanying Notes to Consolidated Financial Statements)

                                                  SIX MONTHS ENDED
                                                      June 30,
                                                 1996             1995
                                                     (Unaudited)
                                                 (Millions of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                  $   79.5          $   58.7
 Items not requiring cash, net                  114.8             118.0
 Changes in assets and liabilities               12.6             (21.5)
                                             --------           --------
 Net cash provided by operating
   activities                                   206.9             155.2
                                             --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Construction expenditures                      (86.9)            (93.3)
 Other investing activities                     (56.5)             (9.5)
                                              --------          --------
 Net cash used in investing
   activities                                  (143.4)           (102.8)
                                              --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends on common stock                     (42.4)            (37.5)
  Exercise of stock options                       1.1                --
  Redemptions -
   Short-term debt                             (303.0)            (97.4)
   Long-term debt of subsidiary                 (74.1)             (0.2)
   Preferred stock of subsidiary                (21.2)            (39.2)
 Issuances -
   Short-term debt                              284.9              75.3
   Preferred Stock of subsidiary                100.0                --
 Other financing activities                       1.9               1.0
                                            ---------          ---------
 Net cash used in financing
  activities                                    (52.8)            (98.0)
                                             ---------          ---------
NET CHANGE IN CASH AND
  CASH EQUIVALENTS                               10.7             (45.6)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                           11.3              50.7
                                             ---------         ---------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                          $    22.0          $    5.1
                                            =========          =========



                             ILLINOIS POWER COMPANY
                          CONSOLIDATED BALANCE SHEETS
         (See accompanying Notes to Consolidated Financial Statements)

                                                 JUNE 30,         DECEMBER 31,
                                                   1996               1995
                                                 (Unaudited)
ASSETS                                               (Millions of Dollars)
Utility Plant, at original cost
 Electric (includes construction work
 in progress of $232.1 million and
 $199.8   million,  respectively)            $     6,267.2         $  6,189.0
Gas (includes construction work
 in progress of $11.8 million and
 $10.2 million, respectively)                        633.1              625.9
                                              ------------         ----------
                                                   6,900.3            6,814.9
Less-Accumulated depreciation                      2,341.2            2,251.7
                                              ------------         ----------
                                                   4,559.1            4,563.2
Nuclear fuel in process                                5.4                5.7
Nuclear fuel under capital lease                      93.9               95.2
                                              ------------        -----------
Total utility plant                                4,658.4            4,664.1
                                              ------------        -----------
Investments and Other Assets                          16.2               16.4
                                              ------------        -----------
Current Assets
 Cash and cash equivalents                             8.7                4.3
 Accounts receivable (less allowance
  for doubtful accounts of $3.0 million)
   Service                                           121.2              129.4
   Other                                              31.7               18.2
 Accrued unbilled revenue                             78.8               89.1
 Materials and supplies,
  at average cost                                    104.9              111.1
 Prepayments and other                                28.6               40.4
                                              ------------        -----------
Total current assets                                 373.9              392.5
                                              ------------        -----------
Deferred Charges
 Deferred Clinton costs                              105.6              107.3
 Recoverable income taxes                            107.9              128.7
 Other                                               243.6              258.2
                                              ------------        -----------
Total deferred charges                               457.1              494.2
                                              ------------        -----------
                                              $    5,505.6        $   5,567.2
                                              ============       ============


                             ILLINOIS POWER COMPANY
                          CONSOLIDATED BALANCE SHEETS
          (See accompanying Notes to Consolidated Financial Statements)
                                             JUNE 30,            DECEMBER 31,
                                               1996                  1995
CAPITAL AND LIABILITIES                     (Unaudited)
                                                 (Millions  of Dollars)
Capitalization
 Common stock -
  No par value, 100,000,000 shares
  authorized; 75,643,937 shares issued,
  stated at                                $    1,424.6         $    1,424.6
 Retained earnings                                173.3                129.6
 Less - Capital stock expense                       8.3                  8.8
 Less - 3,410,897 and 2,696,086 shares of
   common stock in treasury, respectively,
   at cost                                         86.2                 67.3
 Preferred stock                                  104.4                125.6
 Mandatorily redeemable preferred stock           197.0                 97.0
 Long-term debt                                 1,664.8              1,739.3
                                           ------------          -----------
Total capitalization                            3,469.6              3,440.0
                                           ------------          -----------
Current Liabilities
 Accounts payable                                 131.1                119.9
 Notes payable                                    295.5                359.6
 Long-term debt and lease
  obligations maturing
  within one year                                  95.6                 95.0
 Other                                            126.3                173.0
                                           ------------          ------------
   Total current liabilities                      648.5                747.5
                                           ------------           -----------
Deferred Credits
  Accumulated deferred income taxes             1,024.2              1,019.1
 Accumulated deferred investment
  tax credits                                     219.4                222.8
 Other                                            143.9                137.8
                                           ------------           -----------
Total deferred credits                          1,387.5              1,379.7
                                           ------------           -----------
                                       $        5,505.6         $    5,567.2
                                           ============          ============

                              ILLINOIS POWER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
      (See accompanying Notes to Consolidated Financial Statements)

                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                     JUNE 30,                  JUNE 30,
                                1996          1995        1996          1995
                                                (Unaudited)
                                           (Millions of Dollars)
Operating Revenues:
     Electric              $    282.6   $    278.6    $    561.3    $    566.7
Electric interchange             33.6         24.6          65.5          47.0
Gas                              49.5         41.1         185.6         156.1
                            ----------  -----------   -----------  -----------
   Total                        365.7        344.3         812.4         769.8
                            ----------  -----------   -----------  -----------

Operating Expenses and Taxes:
 Fuel for electric plants        59.5         58.3         126.1         122.6
 Power purchased                 13.3         15.1          23.1          29.1
 Gas purchased for resale        32.8         14.6         105.8          79.2
 Other operating expenses        53.3         63.5         119.0         127.7
 Maintenance                     24.3         28.7          44.8          56.8
 Depreciation & amortization     48.3         45.3          96.4          90.6
 General taxes                   31.6         31.1          69.4          69.3
 Income taxes                    27.7         20.6          64.8          49.1
   Total                        290.8        277.2         649.4         624.4
                           ----------   -----------  -----------   -----------
Operating Income                 74.9         67.1         163.0         145.4
                          -----------   -----------  -----------   -----------
Other Income and Deductions:
Allowance for equity funds
used during construction          --           0.1           --            0.3
Miscellaneous - net              5.6           3.1          (1.3)          3.6
                           ----------   -----------   -----------  -----------

   Total                         5.6           3.2          (1.3)          3.9
                           ----------   -----------   -----------  -----------

Income Before Interest Charges  80.5          70.3         161.7         149.3
                           ----------   -----------   -----------  -----------
Interest Charges and Other:
Interest on long-term           30.0          33.3          61.2          67.8
Other interest charges           3.7           3.9           6.3           7.8
Allowance for borrowed funds
 used during construction       (1.9)         (1.3)         (3.6)         (2.5)
                          -----------   -----------   -----------   ----------
   Total                        31.8          35.9          63.9          73.1
                          -----------   -----------   -----------  -----------

Net Income                      48.7          34.4          97.8          76.2

Preferred dividend
requirements                     6.2           6.5          11.8          13.0
                          -----------   -----------  ------------   -----------

Net Income applicable to
  common stock            $     42.5   $      27.9   $      86.0   $      63.2
                          ==========   ===========   ============  ===========

                              ILLINOIS POWER COMPANY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
             (See accompanying Notes to Consolidated Financial Statements)

                                                       SIX MONTHS ENDED
                                                           JUNE 30,
                                               1996                   1995
                                                         (Unaudited)
                                                    (Millions of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                             $      97.8           $        76.2
  Items not requiring cash, net                120.7                   119.4
  Changes in assets and liabilities             (1.2)                    3.0
                                        -------------           ------------
  Net cash provided by operating
    activities                                 217.3                   198.6
                                        -------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction expenditures                    (86.9)                  (93.3)
  Other investing activities                     1.8                    (1.2)
                                        -------------          --------------
  Net cash used in investing                   (85.1)                  (94.5)
    activities                          -------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends on preferred and common            (51.4)                  (50.7)
   stock
  Repurchase of common stock                   (18.9)                  (39.1)
  Redemptions -
    Short-term debt                           (303.0)                  (97.4)
    Long-term debt                             (74.1)                   (0.2)
    Preferred Stock                            (21.2)                  (39.2)

  Issuances
    Short-term debt                            238.9                    75.3
    Preferred Stock                            100.0                      --

  Other financing activities                     1.9                     1.0
                                       -------------           --------------
Net cash used in financing activities         (127.8)                 (150.3)
                                        -------------            ------------

NET CHANGE IN CASH AND CASH                      4.4                   (46.2)
 EQUIVALENTS
CASH AND CASH EQUIVALENTS AT                     4.3                    47.9
 BEGINNING OF YEAR                      -------------            ------------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                              $        8.7             $       1.7
                                        =============            ============


                     ILLINOVA CORPORATION AND ILLINOIS POWER COMPANY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GENERAL

     Financial Statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted from this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Illinova Corporation (Illinova) and Illinois Power Company (IP), the disclosures and information contained in this Form 10-Q are adequate and not misleading. See the consolidated financial statements and the accompanying notes in Illinova's 1995 Annual Report to Shareholders
(included in the Proxy Statement), the consolidated financial statements and the accompanying notes in IP's 1995 Annual Report to Shareholders (included in the Information Statement), Illinova's and IP's 1995 Form 10-K filings to the Securities and Exchange Commission, and Illinova's and IP's Report on Form 10-Q for the quarter ended March 31, 1996, for information relevant to the consolidated financial statements contained herein, including information as to certain regulatory and environmental matters and as to the significant accounting policies followed.

    In the opinion of Illinova, the accompanying unaudited consolidated financial statements for Illinova reflect all adjustments necessary to present fairly the Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995, the Consolidated Statements of Income for the three months and six months ended June 30, 1996 and 1995, and the Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and 1995. In addition, it is Illinova's and IP's opinion that the accompanying unaudited consolidated financial statements for IP reflect all adjustments necessary to present fairly the Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995, the Consolidated Statements of Income for the three months and the six months ended June 30, 1996 and 1995, and the Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and 1995. Due to seasonal and other factors which are characteristic of electric and gas utility operations, interim period results are not necessarily indicative of results to be expected for the year.

ACCOUNTING MATTERS
    CONSOLIDATION
    The consolidated financial statements of Illinova include the accounts of Illinova, IP, Illinova Generating Company (IGC), Illinova Power Marketing, Inc. (IPMI) and Illinova Energy Partners, Inc. (IEPI). All significant intercompany balances and transactions have been eliminated from the consolidated financial statements. All non-utility operating transactions are included in the section titled Other Income and Deductions, "Miscellaneous-net" in Illinova's and IP's Consolidated Statements of Income.

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



REGULATORY AND LEGAL MATTERS
     MANUFACTURED GAS PLANT SITES

     IP's current estimate of liability for Manufactured Gas Plant (MGP) site remediation is $72.9 million. This amount represents IP's current best estimate of its remaining costs to remediate the 24 MGP sites for which it is responsible. Because of the unknown and unique characteristics of each site, IP is not able to determine its ultimate liability for remediation. IP is recovering MGP site cleanup costs from its customers through tariff riders approved by the Illinois Commerce Commission (ICC) in March 1996. In anticipation of full recovery of MGP site costs, IP has recorded a regulatory asset to counter its liability. Changes in the law, the nature and timing of which are uncertain, could affect IP's ability to continue to recover these costs.

     IP has begun settlement discussions with its insurance carriers regarding the recovery of estimated MGP site remediation costs. A settlement has been reached with three carriers, and negotiations are scheduled with two other carriers. Litigation related to a suit filed by IP in October 1995 seeking a declaratory judgment and damages regarding insurance coverage for four MGP sites is in progress. Any insurance recoveries received will cause the regulatory asset to reduce by a corresponding amount.

     SPENT NUCLEAR FUEL

     On June 20, 1994, IP and 13 other utilities filed an action in the D.C. Circuit Court of Appeals asking the Court to rule that the U.S. Department of Energy (DOE) is obligated to take responsibility for spent nuclear fuel by January 31, 1998, under the Nuclear Waste Policy Act of 1982. IP based its decision to build the Clinton Power Station, in part, on the assurance that a federal repository would be built and operated by the DOE, and, under the Act, the DOE has been collecting money from IP to pay for such a repository. The utilities asked the Court to confirm the DOE's commitment and to order the DOE to develop a compliance program with appropriate deadlines. The utilities also asked for relief from the ongoing funding requirements or to have an escrow account established for future funds paid to DOE.

   On July 23, 1996, the D.C. Circuit Court of Appeals issued a decision in this case. It ruled that the DOE has an unconditional obligation to accept responsibility for disposal of spent nuclear fuel in 1998. The Court did not specify damages or a remedy should the DOE fail to perform in 1998, but remanded the matter to the DOE for further proceedings consistent with the Court's opinion.

TREASURY STOCK

     IP repurchased 281,597 shares of its common stock from Illinova on March 31, 1996; 370,806 shares on May 31, 1996; and 62,408 shares on
June 28, 1996. Through June 30, 1996, IP has purchased 3,410,897 shares of its common stock, all of which are held as treasury stock and are deducted from common equity at the cost of the shares.

ENHANCED SEVERANCE

    IP offered a voluntary enhanced severance program to certain eligible employees during the fourth quarter of 1995. In December 1995, IP recorded a liability of $11.0 million to reflect the anticipated costs of the program, based on the number of employees accepting severance. Payments made to severed employees during the first six months of 1996 have reduced the liability by $7.3 million.



                ILLINOVA CORPORATION AND ILLINOIS POWER COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in Illinova's 1995 Annual Report to Shareholders (included in the Proxy Statement), the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in IP's 1995 Annual Report to Shareholders (included in the Information Statement), and Illinova's and IP's Form 10-K for the year ended December 31, 1995, and Illinova's and IP's Report on Form 10-Q for the quarter ended March 31, 1996.

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

     IPMI is a wholly-owned subsidiary of Illinova and engages in the brokering and marketing of electric power and gas. IPMI commenced operations in wholesale electricity transactions in the western United States in September 1995. In May 1996, IPMI expanded operations to include the Midwestern United States.

     IEPI is a wholly-owned subsidiary of Illinova formed in May 1996. IEPI develops and markets energy-related services to the unregulated energy market throughout the United States. IEPI has incorporated the project management practice of the Illinova Energy Services group, a division within Illinova.

LIQUIDITY AND CAPITAL RESOURCES
     CAPITAL RESOURCES AND REQUIREMENTS

     Cash flows from operations during the first six months of 1996 provided sufficient working capital to meet ongoing operating requirements, to service existing common and IP preferred stock dividends and debt requirements and all of IP's construction requirements. Additionally, Illinova expects 1996 cash flows will enable it to meet operating requirements and continue to service IP's existing debt, IP's preferred and Illinova's common stock dividends, IP's sinking fund requirements and IP's anticipated construction requirements. IP periodically repurchases shares of its common stock from Illinova to provide Illinova cash for operations, in accordance with authority granted by the ICC. During the first six months of 1996, IP made purchases of 281,597 shares on March 31, 370,806 shares on May 31, and 62,408 shares on June 28.

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

  On May 15, 1996, IP redeemed $20.5 million of its Adjustable Rate Series B Preferred Stock. Additionally, since the beginning of 1996, IP has redeemed approximately $89.4 million of bonds and preferred stock through open-market purchases. IP has been actively reducing its long-term debt as cash flows from operations and short-term debt borrowings allow.

     IP's capital requirements for construction were approximately $87 million and $93 million during the six months ended June 30, 1996 and 1995, respectively.

     Illinova and IP currently have total lines of credit represented by bank commitments of $150 million and $354 million, respectively. Both Illinova and IP have adequate short- and intermediate-term bank borrowing capacity.
In June 1996 Illinova entered into a 364-day $150 million line of credit with nine banks. Currently, Illinova has borrowed $46 million under this line of credit to support financing requirements of its non-regulated subsidiaries.

     On July 1, 1996, Moody's Investors Service upgraded the credit ratings of IP based on the expected improvement in IP's financial profile. In addition, Moody's stated that IP's business risk has diminished due to significant reductions in electric power production costs. Moody's raised IP's mortgage bonds rating from Baa2 to Baa1 and IP's preferred stock rating from Baa3 to Baa2. At present, IP's mortgage bonds are rated BBB+ by Duff & Phelps and BBB by Standard & Poor's. IP's preferred stock currently is rated BBB- by both Duff & Phelps and Standard & Poor's.

     In August 1995, IP announced an agreement in principle with Soyland Power Cooperative, Inc. (Soyland) for the possible purchase of Soyland's assets. Because certain conditions could not be met, agreement was not reached, and the agreement in principle expired at the end of 1995. Currently, IP and Soyland are negotiating a possible new arrangement for meeting the bulk power needs of the twenty-one electric distribution cooperatives who are members of and have requirements contracts with Soyland. Soyland's member cooperatives serve approximately 160,000 customers in Illinois.

REGULATORY MATTERS
     OPEN ACCESS AND WHEELING

     On April 25, 1996, IP began an open-energy access experiment that will operate until December 31, 1999. Under the experiment, certain industrial customers purchase electricity from suppliers other than IP and have it transmitted ("wheeled") from the source to an IP transmission system. Currently, the electricity wheeled is about 80% of the maximum load permitted under the experiment. The maximum load permitted represents about one percent of IP's total load.

     At this time, IP has not conducted a full study of the actual revenue impact of this experiment; however, IP's original estimate of an annual loss of $3.0 million to $7.5 million in revenue continues to appear reasonable.
IP believes that the experiment will have a minimal impact on earnings. Any losses in revenue due to the experiment should be partially compensated by revenues obtained through selling the surplus energy and capacity on the open market.

     INTERCOMPANY TRANSACTIONS

     On July 17, 1996, the Federal Energy Regulatory Commission (FERC) approved a tariff allowing IP to sell electricity to IPMI on an ongoing basis. Previously, IP was required to obtain FERC approval for each transaction with IPMI. Because hourly price fluctuations may be the basis for some of IPMI's transactions, the prior approval requirement restricted the ability of IPMI to purchase electricity from IP. The new tariff places IP on an equal footing with other utilities and power producers who can market their electricity through IPMI.

ENVIRONMENTAL MATTERS
     GAS MANUFACTURING SITES

    See "Manufactured Gas Plant Sites" under "Regulatory and Legal Matters" of the Notes to Consolidated Financial Statements on page 12.

RESULTS OF OPERATIONS

                  THREE MONTHS ENDED JUNE 30, 1996 AND 1995

     Electric Operations - The electric margin (revenue less cost of fuel and purchased power) for the second quarter of 1996 increased by $13.6 million compared to the second quarter of 1995. This increase in margin was caused by two major factors. First, electric revenues for the current quarter increased by $4.0 million, representing a 5.9% increase in kwh sales. This increase is primarily due to a 16.2% increase in kwh sales to the temperature-sensitive residential market, resulting in a $6.0 million increase in revenues. The increase in revenues has been somewhat offset by a decline in industrial revenues. Sales to the commercial sector have been relatively stable from 1995 to 1996. The second factor is the greater availability of IP's generating stations which facilitated a $9.0 million increase in interchange revenues while also allowing IP to cut the cost of purchased power by $1.8 million during the second quarter.

     The equivalent availability of IP's Clinton Power Station (Clinton) was 92.4% and 53.7% for the three months ended June 30, 1996 and 1995, respectively. The lower equivalent availability for Clinton in 1995 was due to a 49-day scheduled maintenance and refueling outage that began in March and was completed in April. The equivalent availability for IP's coal-fired plants was 79.6% and 77.0% for the three months ended June 30, 1996 and 1995, respectively.

     Gas Operations - Gas revenues increased $8.4 million in the second quarter of 1996. Therm sales increased 27.1% (21.8 million therms) and therms transported decreased resulting in an increase in gas consumption of 13.5% (20.5 million therms). Residential sales increased 44.7% (16.5 million therms), commercial sales and transport increased 60.0% (9.4 million therms) and industrial sales and transport decreased 11.1% (5.4 million therms). The increase in gas sales is due primarily to the weather in 1996 being closer to normal than it was in 1995.

     The cost of gas purchased for resale increased $18.2 million in the second quarter. Higher prices increased the cost of gas by $8.1 million and an increase in the volume sold further increased the cost of gas. These increases were compounded by the effects of the Uniform Gas Adjustment Clause
(UGAC).

     Operation and Maintenance Expense - The current quarter decrease of $14.6 million dollars is primarily due to lower labor expenses resulting from IP's reengineering efforts and the absence of costs associated with a Clinton refueling outage completed in the second quarter of 1995. These savings have been partially offset by increases in the use of contract labor. Additionally, new tariff riders approved by the ICC in March 1996 have resulted in the accelerated recognition of MGP site remediation costs. While this has had the effect of increasing operation expense, the increase has been offset by increased revenues collected under the riders.

     Miscellaneous - Net - The current quarter decrease of $2.2 million is due to increased operating costs at Illinova and its unregulated subsidiaries.

     Interest Charges - Total interest charges decreased by $4.4 million due to lower short-term interest rates and the impact of refinancing efforts and capitalization reduction during the second quarter of 1996.

     Earnings per Common Share - The earnings per common share for Illinova during the second quarter of 1996 and 1995 resulted from the interaction of all other factors discussed herein.

                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995

     Electric Operations - The electric margin (revenue less cost of fuel and purchased power) for the first six months of 1996 increased by $15.6 million compared to the same period of 1995. This increase in margin was primarily caused by favorable changes in interchange transactions. First, the greater availability of IP's generating stations and improved sales opportunities in 1996 resulted in an $18.5 million increase in interchange revenues. Additionally, the same increase in availability also allowed IP to cut the cost of purchased power by $6.0 million during the current period.

    The margin was unfavorably impacted by a decrease in industrial revenues. Led by declining sales in the foods, metals and mining segments, industrial revenues decreased by 6.6%. However, total residential revenues increased 2.6% while commercial revenues remained constant. The increase in residential revenue is largely due to a greater number of cooling degree days in 1996.

     The equivalent availability of IP's Clinton Power Station (Clinton) was 96.1% and 59.9% for the six months ended June 30, 1996 and 1995, respectively. The lower equivalent availability for Clinton in 1995 was due to a 49-day scheduled maintenance and refueling outage. The equivalent availability for IP's coal-fired plants was 81.8% and 77.8% for the six months ended June 30, 1996 and 1995, respectively. The increased availability is due to fewer planned outages and the shorter duration of those planned outages, which resulted in plants operating at closer to full capacity.

  Gas Operations - Gas revenues increased $29.5 million in the first half of 1996. Therm sales increased 20.5% (71.9 million therms) and therms transported decreased resulting in an increase in gas consumption of 10.9% (53.7 million therms). Residential sales increased 18.3% (40.3 million therms), commercial sales and transport increased 23.0% (20.1 million therms) and industrial sales and transport decreased 26.7% (6.7 million therms). The increase in gas sales is due primarily to colder winter weather as compared to 1995, which had a milder than normal winter.

     The cost of gas purchased for resale increased $26.6 million in the second quarter. Higher prices increased the cost of gas by $22.8 million and an increase in the volume sold further increased the cost of gas. These increases were partially offset by the effects of the UGAC.

     Operation and Maintenance Expense - The decrease of $20.7 million dollars is primarily due to lower labor expenses resulting from IP's reengineering efforts and the absence of costs associated with a Clinton refueling outage occurring in the first half of 1995. These savings have been partially offset by increases in the use of contract labor. Additionally, new tariff riders approved by the ICC in March 1996 have resulted in the accelerated recognition of MGP site remediation costs. While this has had the effect of increasing operation expense, the increase has been offset by increased revenues collected under the riders.

     Miscellaneous - Net - The increase in net deductions of $6.9 million is due to increased operating costs at Illinova and its unregulated subsidiaries, partially offset by increased equity earnings of the subsidiaries.

     Interest Charges - Total interest charges decreased by $10.4 million due to lower short-term interest rates and the impact of refinancing efforts and capitalization reduction during the first six months of 1996.

     Earnings per Common Share - The earnings per common share for Illinova during the first six months of 1996 and 1995 resulted from the interaction of all other factors discussed herein.

PART II.  OTHER INFORMATION

ITEM 1.

     Legal Proceedings

     See "Notes to Consolidated Financial Statements" in Part I for a discussion of certain legal proceedings related to manufactured gas plant sites and spent nuclear fuel.

ITEM 6.   Exhibits and Reports on Form 8-K


     (a)       Exhibits


                The Exhibits filed with this 10-Q are listed on the Exhibit
                Index.

     (b)       Reports on Form 8-K since March 31, 1996:
                    None.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ILLINOVA CORPORATION
                                        (Registrant)



                                   By /s/ Larry F. Altenbaumer
                                      --------------------------
                                     Larry F. Altenbaumer,
                                     Chief Financial Officer, Treasurer
                                     and Controller on behalf of
                                     Illinova Corporation



Date:  August 7, 1996



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ILLINOIS POWER COMPANY
                                        (Registrant)



                                   By /s/ Larry F. Altenbaumer
                                      --------------------------
                                     Larry F. Altenbaumer,
                                     Senior Vice President,
                                     Chief Financial Officer and
                                     Treasurer on behalf of
                                     Illinois Power Company



Date:  August 7, 1996

                              EXHIBIT INDEX

                                                      PAGE NO. WITHIN
                                                    SEQUENTIAL NUMBERING

EXHIBIT                     DESCRIPTION                     SYSTEM
  27                 Financial Data Schedule UT
                     (filed herewith)