Form 10-Q
period 1996-09-30
ILLINOIS POWER CO
filed 1996-11-14
CIK 49816

18
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C. 20549


                          Form 10-Q

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended SEPTEMBER 30, 1996

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

Illinova Corporation     Common stock, no par value, 75,681,937
                         shares outstanding at October 31, 1996

Illinois Power Company   Common stock, no par value, 72,233,040
                         shares outstanding held by Illinova
                         Corporation at October 31, 1996




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

     FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996
                            INDEX
                                                      PAGE NO.
Part I.  FINANCIAL INFORMATION

 Item 1. Financial Statements

         Illinova Corporation

              Consolidated Balance Sheets               3 - 4
              Consolidated Statements of Income             5
              Consolidated Statements of Cash Flows         6

         Illinois Power Company

              Consolidated Balance Sheets               7 - 8
              Consolidated Statements of Income             9
              Consolidated Statements of Cash Flows        10

         Notes to Consolidated Financial Statements of
              Illinova Corporation and
              Illinois Power Company                  11 - 12

 Item 2.      Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations for Illinova Corporation
              and Illinois Power Company              13 - 17

Part II.  OTHER INFORMATION

 Item 1: Legal Proceedings                                 18

 Item 6: Exhibits and Reports on Form 8-K                  18

 Signatures                                           19 - 20

 Exhibit Index                                             21



                      PART I.  FINANCIAL INFORMATION
                          ILLINOVA CORPORATION
                       CONSOLIDATED BALANCE SHEETS
      (See accompanying Notes to Consolidated Financial Statements)
                                             SEPTEMBER 30,        DECEMBER 31,
                                                  1996                1995
                ASSETS                          (Unaudited)
                                                      (Millions of Dollars)
Utility Plant, at original cost
 Electric (includes construction work
    in progress of $245.9 million and
    $199.8 million, respectively)              $  6,298.5          $  6,189.0
 Gas (includes construction work
    in progress of $16.2 million and
    $10.2 million, respectively)                    637.4               625.9
                                               ----------          ----------
                                                  6,935.9             6,814.9
Less-Accumulated depreciation                     2,379.9             2,251.7
                                               ----------          ----------
                                                  4,556.0             4,563.2
Nuclear fuel in process                               5.4                 5.7
Nuclear fuel under capital lease                     95.2                95.2
                                               ----------          ----------
   Total utility plant                            4,656.6             4,664.1
                                               ----------          ----------
Investments and Other Assets                        132.2                65.8
                                               ----------          ----------
Current Assets
 Cash and cash equivalents                           32.3                11.3
 Notes receivable                                      --                 6.1
 Accounts receivable (less allowance
  for doubtful accounts of $3.0 million)
   Service                                          136.5               129.4
   Other                                             38.5                13.2
 Accrued unbilled revenue                            86.2                89.1
 Materials and supplies, at average cost            113.1               111.1
 Prepayments and other                               32.7                40.4
                                               ----------          ----------
   Total current assets                             439.3               400.6
                                               ----------          ----------
Deferred Charges
 Deferred Clinton costs                             104.7               107.3
 Recoverable income taxes                            93.9               128.7
 Other                                              218.9               243.3
                                                ----------         ----------
   Total deferred charges                           417.5               479.3
                                                ----------         ----------
                                                $ 5,645.6          $  5,609.8
                                               ==========          ==========

                               ILLINOVA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
           (See accompanying Notes to Consolidated Financial Statements)

                                                 SEPTEMBER 30,    DECEMBER 31,
                                                     1996             1995
CAPITAL AND LIABILITIES                            (Unaudited)
                                                     (Millions of Dollars)
Capitalization
 Common stock -
  No par value, 200,000,000 shares authorized;
  75,681,937 and 75,643,937 shares outstanding,
  respectively, stated at                         $  1,425.7       $  1,424.6
 Less - Deferred compensation - ESOP                    15.2             18.4
 Retained earnings                                     234.0            129.6
 Less - Capital stock expense                            8.2              8.8
 Preferred stock of subsidiary                          96.6            125.6
 Mandatorily redeemable preferred stock of
  subsidiary                                           197.0             97.0
 Long-term debt of subsidiary                        1,649.4          1,739.3
                                                  ----------       ----------
   Total capitalization                              3,579.3          3,488.9
                                                  ----------       ----------
Current Liabilities
 Accounts payable                                      136.1            119.9
 Notes payable                                         322.9            359.6
 Long-term debt and lease obligations
  maturing within one year                              94.7             95.0
 Other                                                 114.4            173.0
                                                  ----------       ----------
   Total current liabilities                           668.1            747.5
                                                  ----------       ----------
Deferred Credits
 Accumulated deferred income taxes                   1,024.1          1,012.8
 Accumulated deferred investment tax credits           217.6            222.8
 Other                                                 156.5            137.8
                                                  ----------       ----------
   Total deferred credits                            1,398.2          1,373.4
                                                  ----------       ----------

                                                  $  5,645.6       $  5,609.8
                                                  ==========       ==========


                         ILLINOVA CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME
       (See accompanying Notes to Consolidated Financial Statements)

                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                    SEPTEMBER 30,             SEPTEMBER 30,
                                  1996         1995        1996          1995
                                                 (Unaudited)
                                       (Millions except per share)
Operating Revenues:
 Electric                    $     377.1  $     410.5 $    938.4  $     977.2
 Electric interchange               43.3         40.8      108.8         87.8
 Gas                                38.0         34.8      223.6        190.9
                             -----------  ----------- ----------- -----------
   Total                           458.4        486.1    1,270.8      1,255.9
                             -----------  ----------- -----------  -----------
Operating Expenses and Taxes:
 Fuel for electric plants           59.8         77.2      185.9        199.8
 Power purchased                    25.0         20.3       48.1         49.4
 Gas purchased for resale           12.8         15.2      118.6         94.4
 Other operating expenses           62.9         66.2      181.9        193.9
 Maintenance                        21.1         20.0       65.9         76.8
 Depreciation & amortization        48.5         45.4      144.9        136.0
 General taxes                      32.6         34.7      102.0        104.0
 Income taxes                       62.4         69.9      127.2        119.0
                             -----------  ----------- -----------  -----------
   Total                           325.1        348.9      974.5        973.3
                             -----------  ----------- -----------  -----------
Operating Income                   133.3        137.2      296.3        282.6
                             -----------  ----------- -----------  ------------
Other Income and Deductions:
 Allowance for equity funds
 used during construction            --           0.2         --          0.5
 Miscellaneous - net               (5.3)         (6.3)     (13.1)        (7.2)
                             -----------   ----------- ----------  -----------
   Total                           (5.3)         (6.1)     (13.1)        (6.7)
                             -----------   ----------- ----------  -----------

Income Before Interest Charges    128.0         131.1      283.2        275.9
                            -----------   ----------- ----------- -----------
Interest Charges:
Interest on long-term debt         28.8          33.4       90.0        101.2
Other interest charges              4.3           3.5       10.6         11.3
Allowance for funds
used during construction           (1.6)         (1.5)      (5.2)        (4.0)
Preferred dividend
requirements of subsidiary          5.5           5.8       16.8         18.8
                            -----------   ----------- -----------  -----------
   Total                           37.0          41.2      112.2        127.3
                            -----------   ----------- -----------  -----------
Net Income                         91.0          89.9      171.0        148.6
Carrying amount under
consideration paid for
redeemed preferred stock
of subsidiary                      (0.3)          --        (0.8)         --
                             -----------  ----------- -----------  ----------
Net Income applicable to
  common stock               $     90.7   $     89.9  $     170.2  $    148.6
                             ==========   ===========  ==========  ===========
Earnings per common share         $1.20        $1.18        $2.25       $1.96
Cash dividends declared
per common share                  $0.28        $0.25        $0.84       $0.75
Cash dividends paid per
common share                      $0.28        $0.25        $0.84       $0.75
Weighted average number of
common shares outstanding
during period                75,681,937    75,543,937   75,679,472  75,643,937


                           ILLINOVA CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
         (See accompanying Notes to Consolidated Financial Statements)

                                             NINE MONTHS ENDED
                                               SEPTEMBER 30,
                                            1996           1995

                                               (Unaudited)
                                            (Millions of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                               $  170.2       $  148.6
 Items not requiring cash, net               192.8          195.9
 Changes in assets and liabilities           (24.9)         (41.8)
                                           --------       --------
 Net cash provided by operating
   activities                                338.1           302.7
                                           --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Construction expenditures                  (129.2)         (143.3)
 Other investing activities                  (66.8)          (16.9)
                                           --------       --------
 Net cash used in investing
   activities                               (196.0)         (160.2)
                                           --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends on common stock                   (63.6)          (56.7)
 Exercise of stock options                     1.1              --
 Redemptions -
  Short-term debt                           (351.4)         (154.3)
  Long-term debt of subsidiary               (92.1)           (5.2)
  Preferred stock of subsidiary              (29.1)          (39.2)
 Issuances -
  Short-term debt                            314.7            77.1
  Preferred Stock of subsidiary              100.0              --
 Other financing activities                   (0.7)            1.6
                                          ---------      ---------
 Net cash used in financing
  activities                                (121.1)         (176.7)
                                          ---------      ---------
NET CHANGE IN CASH AND
  CASH EQUIVALENTS                            21.0           (34.2)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                        11.3            50.7
                                         ---------       ---------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                       $    32.3       $    16.5
                                         =========       =========


                           ILLINOIS POWER COMPANY
                        CONSOLIDATED BALANCE SHEETS
   (See accompanying Notes to Consolidated Financial Statements)
                                               SEPTEMBER 30,     DECEMBER 31,
                                                   1996              1995
ASSETS                                          (Unaudited)
                                                   (Millions of Dollars)
Utility Plant, at original cost
 Electric (includes construction work
  in progress of $245.9 million and
       $199.8   million,  respectively)      $     6,298.5      $  6,189.0
 Gas (includes construction work
  in progress of $16.2 million and
     $10.2 million, respectively)                    637.4           625.9
                                              ------------    ------------
                                                   6,935.9         6,814.9
Less-Accumulated depreciation                      2,379.9         2,251.7
                                              ------------    ------------
                                                   4,556.0         4,563.2
Nuclear fuel in process                                5.4             5.7
Nuclear fuel under capital lease                      95.2            95.2
                                              ------------    ------------
   Total utility plant                             4,656.6         4,664.1
                                              ------------    ------------
Investments and Other Assets                          15.4            16.4
                                              ------------    ------------
Current Assets
 Cash and cash equivalents                            19.7             4.3
 Accounts receivable (less allowance
  for doubtful accounts of $3.0 million)
   Service                                           136.5           129.4
   Other                                              27.3            18.2
 Accrued unbilled revenue                             86.2            89.1
 Materials and supplies,
  at average cost                                    112.3           111.1
 Prepayments and other                                32.1            40.4
                                              ------------    ------------
   Total current assets                              414.1           392.5
                                              ------------    ------------
Deferred Charges
 Deferred Clinton costs                              104.7           107.3
 Recoverable income taxes                             93.9           128.7
 Other                                               231.4           258.2
                                              ------------    ------------
   Total deferred charges                            430.0           494.2
                                              ------------    ------------
                                              $    5,516.1    $    5,567.2
                                              ============    ============



                           ILLINOIS POWER COMPANY
                        CONSOLIDATED BALANCE SHEETS
      (See accompanying Notes to Consolidated Financial Statements)
                                              SEPTEMBER 30,    DECEMBER 31,
                                                  1996             1995
CAPITAL AND LIABILITIES                       (Unaudited)
                                                 (Millions of Dollars)
Capitalization
 Common stock -
  No par value, 100,000,000 shares
  authorized; 75,643,937 shares issued,
  stated at                                  $    1,424.6     $    1,424.6
 Retained earnings                                  244.6            129.6
 Less - Capital stock expense                         8.2              8.8
 Less - 3,410,897 and 2,696,086 shares of
   common stock in treasury, respectively,
   at cost                                           86.2             67.3
 Preferred stock                                     96.6            125.6
 Mandatorily redeemable preferred stock             197.0             97.0
 Long-term debt                                   1,649.4          1,739.3
                                             ------------     ------------
   Total capitalization                           3,517.8          3,440.0
                                             ------------     ------------
Current Liabilities
 Accounts payable                                   115.9            119.9
 Notes payable                                      265.9            359.6
 Long-term debt and lease
  obligations maturing
  within one year                                    94.7             95.0
 Other                                              113.9            173.0
                                             ------------     ------------
   Total current liabilities                        590.4            747.5
                                             ------------     ------------
Deferred Credits
 Accumulated deferred income taxes                1,038.4          1,019.1
 Accumulated deferred investment
  tax credits                                       217.6            222.8
 Other                                              151.9            137.8
                                             ------------     ------------
   Total deferred credits                         1,407.9          1,379.7
                                             ------------     ------------
                                             $    5,516.1     $    5,567.2
                                             ============     ============

                      ILLINOIS POWER COMPANY
                 CONSOLIDATED STATEMENTS OF INCOME
   (See accompanying Notes to Consolidated Financial Statements)
                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                    SEPTEMBER 30,             SEPTEMBER 30,
                                    1996      1995           1996         1995
                                                 (Unaudited)
                                             (Millions of Dollars)
Operating Revenues:
 Electric                   $      377.1   $    410.5  $    938.4 $      977.2
 Electric interchange               43.3         40.8       108.8         87.8
 Gas                                38.0         34.8       223.6        190.9
                              ----------   ----------- ----------- -----------
   Total                           458.4        486.1     1,270.8      1,255.9
                              ----------   ----------- ----------- -----------

Operating Expenses and
Taxes:
 Fuel for electric plants          59.8          77.2       185.9        199.8
 Power purchased                   25.0          20.3        48.1         49.4
 Gas purchased for resale          12.8          15.2       118.6         94.4
 Other operating expenses          62.9          66.2       181.9        193.9
 Maintenance                       21.1          20.0        65.9         76.8
 Depreciation & amortization       48.5          45.4       144.9        136.0
 General taxes                     32.6          34.7       102.0        104.0
 Income taxes                      62.4         127.2       119.0         69.9
                             -----------   ---------- ------------ -----------
   Total                          325.1         348.9       974.5        973.3
                             -----------   ---------- ------------ -----------
Operating Income                  133.3         137.2       296.3        282.6
                             -----------  ----------- -----------  -----------
Other Income and Deductions:
 Allowance for equity funds
 used during construction           --            0.2          --          0.5
 Miscellaneous - net               (1.2)         (3.8)       (2.5)        (0.2)
                             -----------   -----------  ----------   ----------
   Total                           (1.2)         (3.6)       (2.5)         0.3
                             -----------   -----------  ----------   ----------

Income Before Interest
Charges                            132.1        133.6        293.8       282.9
                             ___________   ____________ __________   _________
Interest Charges and
Other:
Interest on long-term debt          28.8         33.4         90.0       101.2
Other interest charges               4.3          3.5         10.6        11.3
Allowance for borrowed funds
used during construction            (1.6)        (1.5)        (5.2)       (4.0)
                              -----------  -----------  -----------  ----------
   Total                            31.5         35.4         95.4       108.5
                              -----------  -----------  -----------  ---------
Net Income                         100.6         98.2        198.4       174.4

Preferred dividend
 requirements                        5.5          5.8         16.8        18.8
Carrying amount under
consideration paid for
redeemed preferred stock            (0.3)          --         (0.8)         --
of subsidiary                  ----------   -----------  ----------- -----------

Net Income applicable to
  common stock                 $    94.8   $      92.4   $   180.8   $   155.6
                               ==========   ===========  ==========  ===========

                           ILLINOIS POWER COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
      (See accompanying Notes to Consolidated Financial Statements)
                                                   NINE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                 1996             1995
                                                      (Unaudited)
                                                  (Millions of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                 $     198.4      $     174.4
  Items not requiring cash, net                    200.8            198.6
  Changes in assets and liabilities                (39.7)           (17.0)
                                            -------------     ------------
  Net cash provided by operating                   359.5            356.0
   activities                               -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction expenditures                       (129.2)          (143.3)
  Other investing activities                         0.6             (4.7)
                                            -------------     ------------
  Net cash used in investing                      (128.6)          (148.0)
    activities                              -------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends on preferred and common                (81.1)           (75.5)
    stock
  Repurchase of common stock                       (18.9)           (49.0)
  Redemptions -
    Short-term debt                               (351.4)          (154.3)
    Long-term debt                                 (92.1)            (5.2)
    Preferred Stock                                (29.1)           (36.0)

  Issuances
    Short-term debt                                257.7             77.1
    Preferred Stock                                100.0               --

  Other financing activities                        (0.6)            (1.8)
                                            -------------     ------------
Net cash used in financing activities             (215.5)          (244.7)
                                            -------------     ------------

NET CHANGE IN CASH AND CASH
EQUIVALENTS                                         15.4            (36.7)
CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                                    4.3             47.9
                                           -------------     ------------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                 $        19.7     $       11.2
                                           =============     ============


           ILLINOVA CORPORATION AND ILLINOIS POWER COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GENERAL

    Financial Statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted from this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Illinova Corporation (Illinova) and Illinois Power Company (IP), the disclosures and information contained in this Form 10-Q are adequate and not misleading. See the consolidated financial statements and the accompanying notes in Illinova's 1995 Annual Report to Shareholders (included in the Proxy Statement), the consolidated financial statements and the accompanying notes in IP's 1995 Annual Report to Shareholders (included in the Information Statement), Illinova's and IP's 1995 Form 10-K filings to the Securities and Exchange Commission, and Illinova's and IP's Report on Form 10-Q for the quarters ended March 31, 1996 and June 30, 1996 for information relevant to the consolidated financial statements contained herein, including information as to certain regulatory and environmental matters and as to the significant accounting policies followed.

    In the opinion of Illinova, the accompanying unaudited consolidated financial statements for Illinova reflect all adjustments necessary to present fairly the Consolidated Balance Sheets as of September 30, 1996 and December 31, 1995, the Consolidated Statements of Income for the three months and nine months ended September 30, 1996 and 1995, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and 1995. In addition, it is Illinova's and IP's opinion that the accompanying unaudited consolidated financial statements for IP reflect all adjustments necessary to present fairly the Consolidated Balance Sheets as of September 30, 1996 and December 31, 1995, the Consolidated Statements of Income for the three months and the nine months ended September 30, 1996 and 1995, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and 1995. Due to seasonal and other factors which are characteristic of electric and gas utility operations, interim period results are not necessarily indicative of results to be expected for the year.

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

    Investments and Other Assets - The increase in
Investments and Other Assets of $66 million reflects
Illinova's increase in subsidiary investment.

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




REGULATORY AND LEGAL MATTERS
     MANUFACTURED GAS PLANT SITES

     IP's liability for Manufactured Gas Plant (MGP) site remediation is $72.4 million. This amount represents IP's best estimate of its remaining costs to remediate the 24 MGP sites for which it is responsible. Because of the unknown and unique characteristics of each site, IP is not able to determine its ultimate liability for remediation. IP is recovering MGP site cleanup costs from its customers through tariff riders approved by the Illinois Commerce Commission
(ICC) in March 1996. In anticipation of full recovery of MGP site costs, IP has recorded a regulatory asset equivalent to its liability.

     IP is continuing settlement discussions with its insurance carriers regarding the recovery of estimated MGP site remediation costs. A settlement has been reached with six carriers, and negotiations are scheduled with four other carriers. Litigation related to a suit filed by IP in October 1995 seeking a declaratory judgment and damages regarding insurance coverage for four MGP sites is in progress. Any insurance recoveries received will cause the regulatory asset to reduce by a corresponding amount.

TREASURY STOCK

     IP repurchased 714,811 shares of its common stock from Illinova during the six months ended June 30, 1996. There were no additional purchases of treasury stock in the third quarter of 1996. Through September 30, 1996, IP has purchased 3,410,897 shares of its common stock, all of which are held as treasury stock and are deducted from common equity at the cost of the shares.

ENHANCED SEVERANCE

     IP offered a voluntary enhanced severance program to certain eligible employees during the fourth quarter of 1995. In December 1995, IP recorded a liability of $11.0 million to reflect the anticipated costs of the program, based on the number of employees accepting severance.
Payments made to severed employees during the first nine months of 1996 have reduced the liability by $8.9 million.


       ILLINOVA CORPORATION AND ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the Notes to the Consolidated
Financial Statements and Management's Discussion and
Analysis of Financial Condition and Results of Operations presented in Illinova's 1995 Annual Report to Shareholders
(included in the Proxy Statement), the Consolidated
Financial Statements and Management's Discussion and
Analysis of Financial Condition and Results of Operations presented in IP's 1995 Annual Report to Shareholders
(included in the Information Statement), and Illinova's and IP's Form 10-K for the year ended December 31, 1995, and
Illinova's and IP's Report on Form 10-Q for the quarters ended March 31, 1996 and June 30, 1996.

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

     Illinova Insurance Company (IIC) is a wholly-owned subsidiary of Illinova and was licensed by the State of Vermont as a captive insurance company in August 1996. The primary business of IIC is to insure certain risks of Illinova and its subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES
     CAPITAL RESOURCES AND REQUIREMENTS

     Cash flows from operations during the first nine months of 1996 provided sufficient working capital to meet ongoing operating requirements, to service existing common and IP preferred stock dividends and debt requirements and all of IP's construction requirements. Additionally, Illinova expects 1996 cash flows will enable it to meet operating requirements and continue to service IP's existing debt, IP's preferred and Illinova's common stock dividends, IP's sinking fund requirements and IP's anticipated construction requirements. IP periodically repurchases shares of its common stock from Illinova to provide Illinova cash for operations, in accordance with authority granted by the ICC. During the first nine months of 1996, IP made purchases of 714,811 shares.

     IPFI is a statutory business trust in which IP serves as sponsor. IPFI issued $100 million of trust originated preferred securities (TOPrS) at 8% (4.8% after-tax rate) in January 1996. IPFI issued the TOPrS and invested the proceeds in an equivalent amount of IP subordinated debentures due in 2045. IP used the proceeds to repay short-term indebtedness on varying dates on or before March 1, 1996. IP incurred the indebtedness in December 1995, to redeem $95.3 million (principal value) of higher-cost outstanding preferred stock of IP.

     Since the beginning of 1996, IP has redeemed approximately $121 million of bonds and preferred stock through open-market purchases and the May 15, 1996 preferred stock redemption. In addition, on October 1, 1996, $40 million of IP's 5.85% first mortgage bonds matured. IP has been actively reducing its long-term debt as cash flows from operations and short-term debt borrowings allow.

     IP's capital requirements for construction were approximately $129 million and $143 million during the nine months ended September 30, 1996 and 1995, respectively.

     Illinova and IP currently have total lines of credit represented by bank commitments of $150 million and $354 million, respectively. Both Illinova and IP have adequate short- and intermediate-term bank borrowing capacity.
Illinova has borrowed $57 million under its line of credit to support financing requirements of its non-regulated subsidiaries. Currently, Illinova is reviewing additional financing alternatives to provide cash for operations.

     Presently, IP's mortgage bonds are rated Baa1 by Moody's, BBB+ by Duff & Phelps, and BBB by Standard &
Poor's. IP's preferred stock is rated Baa2 by Moody's and BBB- by both Duff & Phelps and Standard & Poor's.

     In September 1996, Illinova and IPMI announced an agreement in principle with Soyland Power Cooperative, Inc. (Soyland) addressing potential changes to the Clinton Power Station (Clinton) joint ownership agreement and power supply agreement between IP and Soyland. Soyland's ownership share of Clinton is expected to be transferred to a subsidiary of Illinova and IPMI is expected to become an agent of Soyland for administration of the IP-Soyland power supply agreement and for meeting Soyland's other capacity and energy needs. Illinova, IP, IPMI and Soyland are negotiating a definitive power supply agreement.

ACCOUNTING ISSUES

     IP is considering seeking regulatory approval to increase the rate at which its generation-related assets are expensed. Because this change is viewed as discretionary, and subject to regulatory approval, the rate of such increase, if any, will be based on then current conditions and financial performance. The increase in expense could begin as early as the first quarter of 1997 and could amount to at least $400 million in the aggregate through the year 2001, and potentially more thereafter, depending on changes in regulation, the marketplace, and financial performance. This reduction in the installed cost of IP's generating assets should help position the Company to operate competitively and profitably in the changing business environment. This acceleration of expense would have a direct impact on earnings but not on cash flow.

REGULATORY MATTERS
     NUCLEAR REGULATORY COMMISSION REVIEW OF CLINTON POWER
     STATION

     On September 6, 1996, leakage at a recirculation pump seal caused IP operations personnel to shut down Clinton. This event prompted two special teams inspections by the Nuclear Regulatory Commission (NRC). The first inspection covered the events associated with the leaking pump seal and the shutdown, while the second focused more broadly on operations at Clinton. In a public meeting held on October 4, 1996, the NRC discussed its findings, expressing concern over both the handling of the pump seal problem and general operating philosophies but also commending subsequent actions taken by IP to address the issues raised by the inspections.

     Clinton has been shut down since the September 6 event. On October 4, IP announced that the station would not be restarted prior to the refueling outage that began on October 13. The outage plan calls for Clinton to be back on line by the end of 1996. Currently, the Company does not expect the shutdown to have a material impact on the consolidated financial position or results of operations.

     OPEN ACCESS AND WHEELING

     IP continues to work with other interested parties in the state to propose legislation that would allow a managed transition to direct access for all consumers. Such legislation would be designed to provide an orderly transition to direct access for all customers, and balance financial stability for current utility providers with customer choice. Although there is support for such legislation among a number of constituencies, there are no assurances that such legislation will be introduced or be adopted, or what its final form may be.

ENVIRONMENTAL MATTERS
     GAS MANUFACTURING SITES

     See "Manufactured Gas Plant Sites" under "Regulatory and Legal Matters" of the Notes to Consolidated Financial
Statements on page 11.

     NITROGEN OXIDE

     Regulators in the Chicago and metropolitan areas of the Northeast are examining potential approaches for compliance with current federal ozone level requirements impacted by nitrogen oxide (NOx) emissions. A regulatory initiative is underway to examine recommendations on reducing the amount of ozone transported across the eastern United States. Such actions could make IP's fossil-fuel generating plants less competitive.

RESULTS OF OPERATIONS

       THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     Electric Operations - The electric margin (revenue less cost of fuel and purchased power) for the third quarter of 1996 decreased by $18.2 million compared to the third quarter of 1995. This decrease in margin was primarily caused by a decrease in electric revenues for the current quarter of $33.4 million, representing a 6.4% decrease in kwh sales. There were approximately 270 fewer cooling degree days in the third quarter of 1996 compared to the same time frame in 1995, resulting in a 12.4% decrease in kwh sales and $22.7 million decrease in revenues to the temperature-sensitive residential market. The industrial and commercial revenue markets decreased $6.2 million and $3.8 million respectively, representing decreases of 3.2% and 3.7% in kwh sales. Costs of fuel for electric plants decreased $17.4 million during the third quarter due to decreased sales and the impacts of the Uniform Fuel Adjustment Clause (UFAC).

     The equivalent availability of IP's Clinton Power
Station (Clinton) was 71.5% and 94.2% for the three months ended September 30, 1996 and 1995, respectively. The lower equivalent availability for Clinton in 1996 was due to an unscheduled outage which began September 6. The equivalent availability for IP's coal-fired plants was 88.1% and 91.8% for the three months ended September 30, 1996 and 1995, respectively.

     Gas Operations - Gas revenues increased $3.2 million in the third quarter of 1996. Although therms transported decreased 10.5% (6.4 million therms) and therm sales decreased 2.2% (1.0 million therms) resulting in a total decrease in gas consumption of 7.1% (7.4 million therms), an increase in the Purchased Gas Adjustment(PGA) price resulted in an overall increase to gas revenues. A revision in the methodology of the PGA calculation in the third quarter resulted in an increase to the Uniform Gas Adjustment Clause
(UGAC) underrecovery of $4.0 million.

     Operation and Maintenance Expense - The current quarter decrease of $2.2 million dollars is primarily due to lower labor expenses resulting from IP's reengineering efforts. These savings were partially offset by increased MGP remediation costs. While this has had the effect of increasing operation expense, the increase has been offset by increased revenues collected under the riders.

     Interest Charges - Total interest charges decreased by $4.2 million due to lower short-term interest rates and the impact of refinancing efforts and capitalization reduction during the third quarter of 1996.

     Earnings per Common Share - The earnings per common share for Illinova during the third quarter of 1996 and 1995 resulted from the interaction of all other factors discussed herein.

        NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     Electric Operations - The electric margin (revenue less cost of fuel and purchased power) for the first nine months of 1996 decreased by $2.6 million compared to the same period of 1995. This decrease in margin was primarily caused by a decrease in electric revenues of $38.8 million. This was partially offset by the greater availability of IP's generating stations by improved sales opportunities in 1996 which resulted in an $21 million increase in interchange revenues. Additionally, the same increase in availability also allowed IP to cut the cost of purchased power by $1.3 million during the current period.

     Revenues were unfavorably impacted by a decrease in industrial sales. Led by declining sales in the foods, metals and mining segments, industrial revenues decreased by 6.9%. Total residential revenues decreased 4.3% while commercial revenues remained relatively constant. The decrease in residential revenue is largely due to 206 fewer cooling degree days in the first nine months of 1996.

     The equivalent availability of Clinton was 87.9% and 71.5% for the nine months ended September 30, 1996 and 1995, respectively. The lower equivalent availability for Clinton in 1995 was due to a 49-day scheduled maintenance and refueling outage. The equivalent availability for IP's coal-fired plants was 83.3% and 81.7% for the nine months ended September 30, 1996 and 1995, respectively.

     Gas Operations - Gas revenues increased $32.7 million in the first nine months of 1996. Therm sales increased 18.0% (71.0 million therms) and therms transported decreased resulting in an increase in gas consumption of 7.7% (46.3 million therms). Residential sales increased 16.9% (40.3 million therms), commercial sales increased 20.6% (20.1 million therms) and industrial sales decreased 5.4% (14.1 million therms). The increase in gas sales is due primarily to colder winter weather as compared to 1995, which had a milder than normal winter.

     The cost of gas purchased for resale increased $24.2 million in the first nine months of 1996. Higher prices increased the cost of gas by $25.7 million and an increase in the volume sold further increased the cost of gas. These increases were partially offset by the effects of the UGAC.

     Operation and Maintenance Expense - The decrease of
$22.9 million dollars is primarily due to lower labor expenses resulting from IP's reengineering efforts and the absence of costs associated with a Clinton refueling outage occurring in the first half of 1995. Additionally, new tariff riders approved by the ICC in March 1996 have resulted in the accelerated recognition of MGP site remediation costs. While this has had the effect of increasing operation expense, the increase has been offset by increased revenues collected under the riders.

     Miscellaneous - Net - The increase in net deductions of $5.9 million is due to increased operating costs at Illinova and its unregulated subsidiaries, partially offset by increased equity earnings of the subsidiaries.

     Interest Charges - Total interest charges decreased by $15.1 million due to lower short-term interest rates and the impact of refinancing efforts and capitalization reduction during the first nine months of 1996.

     Earnings per Common Share - The earnings per common share for Illinova during the first nine months of 1996 and 1995 resulted from the interaction of all other factors discussed herein.

PART II.  OTHER INFORMATION

ITEM 1.

     Legal Proceedings

     See "Notes to Consolidated Financial Statements" in
Part I for a discussion of certain legal proceedings related to manufactured gas plant sites.

ITEM 6.   Exhibits and Reports on Form 8-K

     (a)       Exhibits

                The Exhibits filed with this 10-Q are listed on the Exhibit Index.

     (b)       Reports on Form 8-K since June 30, 1996:

               Report filed on Form 8K on August 21, 1996
               Report filed on Form 8K on September 13, 1996


                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ILLINOVA CORPORATION
                                        (Registrant)



                                   By
                                      --------------------------
                                     Larry F. Altenbaumer,
                                     Chief Financial Officer,
                                     Treasurer and Controller
                                     on behalf of
                                     Illinova Corporation



Date:  November 14, 1996



                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ILLINOIS POWER COMPANY
                                        (Registrant)



                                   By
                                      ----------------------
                                     Larry F. Altenbaumer,
                                     Senior Vice President,
                                     Chief Financial Officer and
                                     Treasurer on behalf of
                                     Illinois Power Company



Date:  November 14, 1996

                        EXHIBIT INDEX


                                                    PAGE NO. WITHIN
                                                      SEQUENTIAL
NUMBERING
EXHIBIT                  DESCRIPTION                     SYSTEM

 27                 Financial Data Schedule UT
                    (filed herewith)