Form 10-K/A
period 1996-12-31
ILLINOIS POWER CO
filed 1997-05-02
CIK 49816

[ARTICLE] UT
[LEGEND]             THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION
                     EXTRACTED FROM THE BALANCE SHEET, INCOME STATEMENT AND
                     CASH FLOW STATEMENT OF ILLINOIS POWER COMPANY AND IS
                     QUALIFIED IN ITS ENTIRETY BY REFERENCE TO THE BALANCE
                     SHEET, INCOME STATEMENT AND CASH FLOW STATEMENT OF
                     ILLINOIS POWER COMPANY.
[RESTATED]
[CIK]                0000049816
[NAME]               ILLINOIS POWER COMPANY
[SUBSIDIARY]
   [NUMBER]          0
   [NAME]            0
[MULTIPLIER]         1,000,000
[CURRENCY]           DEFAULT

[PERIOD-TYPE]                                YEAR
[FISCAL-YEAR-END]                          DEC-31-1996
[PERIOD-START]                             JAN-01-1996
[PERIOD-END]                               DEC-31-1996
[EXCHANGE-RATE]                                      1
[BOOK-VALUE]                                  PER-BOOK
[TOTAL-NET-UTILITY-PLANT]                         4664
[OTHER-PROPERTY-AND-INVEST]                         15
[TOTAL-CURRENT-ASSETS]                             444
[TOTAL-DEFERRED-CHARGES]                           446
[OTHER-ASSETS]                                       0
[TOTAL-ASSETS]                                    5569
[COMMON]                                          1330
[CAPITAL-SURPLUS-PAID-IN]                            0
[RETAINED-EARNINGS]                                246
[TOTAL-COMMON-STOCKHOLDERS-EQ]                    1576
[PREFERRED-MANDATORY]                              197
[PREFERRED]                                         96
[LONG-TERM-DEBT-NET]                              1577
[SHORT-TERM-NOTES]                                  75
[LONG-TERM-NOTES-PAYABLE]                            0
[COMMERCIAL-PAPER-OBLIGATIONS]                     235
[LONG-TERM-DEBT-CURRENT-PORT]                       11
[PREFERRED-STOCK-CURRENT]                            0
[CAPITAL-LEASE-OBLIGATIONS]                         59
[LEASES-CURRENT]                                    37
[OTHER-ITEMS-CAPITAL-AND-LIAB]                    1706
[TOT-CAPITALIZATION-AND-LIAB]                     5569
[GROSS-OPERATING-REVENUE]                         1689
[INCOME-TAX-EXPENSE]                               141
[OTHER-OPERATING-EXPENSES]                        1186
[TOTAL-OPERATING-EXPENSES]                        1327
[OPERATING-INCOME-LOSS]                            361
[OTHER-INCOME-NET]                                 (6)
[INCOME-BEFORE-INTEREST-EXPEN]                     355
[TOTAL-INTEREST-EXPENSE]                           126
[NET-INCOME]                                       229
[PREFERRED-STOCK-DIVIDENDS]                         22
[EARNINGS-AVAILABLE-FOR-COMM]                      206
[COMMON-STOCK-DIVIDENDS]                            87
[TOTAL-INTEREST-ON-BONDS]                          118
[CASH-FLOW-OPERATIONS]                             443
[EPS-PRIMARY]                                        0
[EPS-DILUTED]                                        0