Form 10-Q
period 1997-03-31
ILLINOIS POWER CO
filed 1997-05-14
CIK 49816

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549


                                     Form 10-Q
                 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1997

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

Illinova Corporation     Common stock, no par value, 75,681,937
                         shares outstanding at March 31, 1997

Illinois Power Company   Common stock, no par value, 72,031,846
                         shares outstanding held by Illinova
                         Corporation at March 31, 1997




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

          FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997
                                  INDEX

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






                     PART I.  FINANCIAL INFORMATION
                          ILLINOVA CORPORATION
                       CONSOLIDATED BALANCE SHEETS
       (See accompanying Notes to Consolidated Financial Statements)

                                                 MARCH    31,     DECEMBER 31,
                                                     1997              1996
                ASSETS                           (Unaudited)

                                                    (Millions  of Dollars)

Utility Plant, at original cost
 Electric (includes construction work
    in progress of $183.4 million and
    $212.5 million, respectively)                $  6,368.4        $  6,335.4
 Gas (includes construction work
    in progress of $14.4 million and
    $21.2 million, respectively)                      649.0             646.1
                                                 ----------          --------
                                                    7,017.4           6,981.5
Less-Accumulated depreciation                       2,456.1           2,419.7
                                                 ----------          --------
                                                    4,561.3           4,561.8
Nuclear fuel in process                                19.6               5.3
Nuclear fuel under capital lease                       97.1              96.4
                                                  ----------        ---------
Total utility plant                                 4,678.0           4,663.5
                                                  ----------        ---------
Investments and Other Assets                          153.7             146.2
                                                  ----------        ---------
Current Assets
 Cash and cash equivalents                             31.3              24.6
 Accounts receivable (less allowance
  for doubtful accounts of $3.0 million)
   Service                                            158.8             138.8
   Other                                               76.3              62.0
 Accrued unbilled revenue                              86.0             106.0
 Materials and supplies, at average cost              107.9             113.2
 Prepayments and other                                 29.0              24.1
                                                  ----------        ---------
Total current assets                                  489.3             468.7
                                                  ----------        ---------
Deferred Charges
 Deferred Clinton costs                               103.0             103.9
 Recoverable income taxes                             111.0             101.3
 Other                                                229.4             229.2
                                                  ----------        ---------
Total deferred charges                                443.4             434.4
                                                  ----------        ---------
                                                   $5,764.4        $  5,712.8
                                                  ==========       ==========



                         ILLINOVA CORPORATION
                     CONSOLIDATED BALANCE SHEETS
     (See accompanying Notes to Consolidated Financial Statements)


                                                   MARCH 31,      DECEMBER 31,
                                                      1997            1996
CAPITAL AND LIABILITIES
                                                  (Unaudited)
                                                        (Millions of Dollars)


Capitalization
 Common stock -
  No par value, 200,000,000 shares authorized;
  75,681,937 shares outstanding,
  stated at                                      $  1,425.7          $1,425.7
 Less - Deferred compensation - ESOP                   13.4              14.3
 Retained earnings                                    253.5             233.0
 Less - Capital stock expense                           8.2               8.2
 Preferred stock of subsidiary                         96.2              96.2
 Mandatorily redeemable preferred stock of
  subsidiary                                          197.0             197.0
 Long-term debt                                       100.0                --
 Long-term debt of subsidiary                       1,638.7           1,636.4
                                                 ----------         ---------
Total capitalization                                3,689.5           3,565.8
                                                 ----------         ---------
Current Liabilities
 Accounts payable                                     170.5             166.7
 Notes payable                                        250.8             387.0
 Long-term debt and lease obligations of
  subsidiary maturing within one year                  46.5              47.7
 Other                                                156.9             146.6
                                                 ----------         ---------
Total current liabilities                             624.7             748.0
                                                 ----------         ---------
Deferred Credits
 Accumulated deferred income taxes                  1,073.8           1,034.9
 Accumulated deferred investment tax credits          213.8             215.5
 Other                                                162.6             148.6
                                                 ----------         ---------
Total deferred credits                              1,450.2           1,399.0
                                                 ----------        ----------

                                                 $  5,764.4        $  5,712.8
                                                 ==========        ==========




                              ILLINOVA CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
           (See accompanying Notes to Consolidated Financial Statements)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                      1997              1996
                                                         (Unaudited)
                                                   (Millions except per
                                                           share)
     Operating Revenues:
       Electric                                  $    282.2        $    278.7
     Electric interchange                              26.6              31.9
     Gas                                              164.0             136.1
     Diversified enterprises                           97.4               5.1
                                                 ----------        ----------

         Total                                        570.2             451.8
                                                 ----------        ----------

     Operating Expenses:
       Fuel for electric plants                        45.3              66.6
       Power purchased                                 35.8               9.8
       Gas purchased for resale                        99.7              73.0
       Diversified enterprises                        102.6               5.4
       Other operating expenses                        59.4              65.7
       Maintenance                                     19.7              20.5
   Depreciation & amortization                         49.0              48.1
       General taxes                                   38.7              37.8
                                                 ----------        ----------
        Total                                         450.2             326.9
                                                 ----------        ----------

     Operating Income                                 120.0             124.9
                                                 ----------        ----------

     Other Income and Deductions,                      (2.9)            (14.9)
     Net                                          ----------        ----------

     Income Before Interest Charges
     and Income Taxes                                 117.1             110.0
                                                  ----------        ----------

     Interest Charges
       Interest expense                                36.4              33.8
       Allowance for borrowed funds
         during construction                           (1.4)             (1.7)

       Preferred dividend requirements                  5.5               5.6
         of subsidiary
                                                  ----------       ----------

          Total                                        40.5              37.7
                                                  ----------       ----------

     Income Before Income Taxes                        76.6              72.3
                                                  ----------       ----------

     Income Taxes                                      32.6              29.0
                                                  ----------       ----------

     Net Income Applicable to Common Stock        $    44.0        $     43.3
                                                  ==========       ==========

    Earnings per common share                         $0.58             $0.57
    Cash dividends declared per
       common share                                   $0.31             $0.28
    Cash dividends paid per common                    $0.31             $0.28
     share
    Weighted average number of common            75,681,937        75,674,514
      shares outstanding during period


                            ILLINOVA CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
         (See accompanying Notes to Consolidated Financial Statements)

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                     1997           1996
                                                         (Unaudited)
                                                      (Millions of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                       $    44.0       $   43.3
 Items not requiring cash, net                         69.6           45.0
 Changes in assets and liabilities                      1.2           56.0
                                                   --------        --------
 Net cash provided by operating
   activities                                         114.8          144.3
                                                   --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Construction expenditures                          (33.9)           (47.9)
 Other investing activities                         (15.2)            (3.0)
                                                  --------         --------
 Net cash used in investing
   activities                                       (49.1)           (50.9)
                                                  --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends on common stock                          (23.5)           (21.2)
      Exercise of stock options                        --              1.1
      Redemptions -
        Short-term debt                            (136.2)          (209.9)
        Long-term debt of subsidiary                   --            (10.0)
        Preferred stock of subsidiary                  --             (0.3)
 Issuances -
  Short-term debt                                      --             55.0
  Long-term debt                                    100.0               --
  Preferred stock of subsidiary                        --            100.0
  Other financing activities                          0.7             (2.9)
                                                 ---------         ---------
 Net cash used in financing
  activities                                        (59.0)           (88.2)
                                                 ---------         ---------
NET CHANGE IN CASH AND
  CASH EQUIVALENTS                                    6.7              5.2
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                               24.6             11.3
                                                 ---------        ---------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                              $    31.3         $   16.5
                                                =========        =========

                           ILLINOIS POWER COMPANY
                        CONSOLIDATED BALANCE SHEETS
      (See accompanying Notes to Consolidated Financial Statements)

                                               MARCH 31,         DECEMBER 31,
                                                 1997                1996
ASSETS                                         (Unaudited)
                                                    (Millions of Dollars)

Utility Plant, at original cost
       Electric (includes construction work
       in progress of $183.4 million and
       $212.5   million,  respectively)         $ 6,368.4        $  6,335.4
 Gas (includes construction work
  in progress of $14.4 million and
     $21.2 million, respectively)                   649.0             646.1
                                              ------------       ----------
                                                  7,017.4           6,981.5
Less-Accumulated depreciation                     2,456.1           2,419.7
                                             ------------        ----------
                                                  4,561.3           4,561.8
Nuclear fuel in process                              19.6               5.3
Nuclear fuel under capital lease                     97.1              96.4
                                             ------------      ------------
   Total utility plant                            4,678.0           4,663.5
                                             ------------       -----------
Investments and Other Assets                          6.4              14.5
                                             ------------        -----------
Current Assets
 Cash and cash equivalents                           15.9              12.5
 Accounts receivable (less allowance
  for doubtful accounts of $3.0 million)
   Service                                          158.8             138.8
   Other                                             18.9              51.1
 Accrued unbilled revenue                            86.0             106.0
 Materials and supplies,
  at average cost                                   107.2             112.2
 Prepayments and other                               27.8              23.7
                                             ------------       -----------
Total current assets                                414.6             444.3
                                             ------------        -----------
Deferred Charges
 Deferred Clinton costs                             103.0             103.9
 Recoverable income taxes                           111.0             101.3
 Other                                              239.1             241.0
                                             ------------        -----------
Total deferred charges                              453.1             446.2
                                             ------------        -----------
                                            $     5,552.1        $  5,568.5
                                             ============       ============


                   ILLINOIS POWER COMPANY
                 CONSOLIDATED BALANCE SHEETS
      (See accompanying Notes to Consolidated Financial Statements)

                                              MARCH 31,         DECEMBER 31,
                                                1997                1996
CAPITAL AND LIABILITIES                     (Unaudited)

                                                (Millions  of Dollars)
Capitalization
 Common stock -
  No par value, 100,000,000 shares
  authorized; 75,643,937 shares issued,
  stated at                               $    1,424.6         $    1,424.6
 Retained earnings                               271.9                245.9
 Less - Capital stock expense                      8.2                  8.2
 Less - 3,612,091 and 3,410,897 shares of
   common stock in treasury, respectively,
   at cost                                        90.5                 86.2
 Preferred stock                                  96.2                 96.2
 Mandatorily redeemable preferred stock          197.0                197.0
 Long-term debt                                1,638.7              1,636.4
                                          ------------           -----------
Total capitalization                           3,529.7              3,505.7
                                          ------------           -----------
Current Liabilities
 Accounts payable                                118.0                149.7
 Notes payable                                   250.8                310.0
 Long-term debt and lease
  obligations maturing
  within one year                                 46.5                 47.7
 Other                                           154.6                148.1
                                           ------------         -----------
Total current liabilities                        569.9                655.5
                                           ------------         -----------
Deferred Credits
  Accumulated deferred income taxes            1,082.4              1,048.0
 Accumulated deferred investment
  tax credits                                    213.8                215.5
 Other                                           156.3                143.8
                                          ------------          -----------
Total deferred credits                         1,452.5              1,407.3
                                          ------------          -----------
                                          $    5,552.1          $   5,568.5
                                          ============          ============

                       ILLINOIS POWER COMPANY
                   CONSOLIDATED STATEMENTS OF INCOME
            (See accompanying Notes to Consolidated Financial Statements)

                                                THREE MONTHS ENDED

                                                      MARCH 31,
                                                 1997              1996

                                                      (Unaudited)
                                                  (Millions of Dollars)
     Operating Revenues:
      Electric                                    $ 282.2      $ 278.7
     Electric interchange                            26.6         31.9
     Gas                                            164.0        136.1
                                               ----------     -----------

        Total                                       472.8        446.7
                                               -----------    -----------


     Operating Expenses and
     Taxes:
      Fuel for electric plants                      45.3        66.6
      Power purchased                               35.8         9.8
      Gas purchased for resale                      99.7        73.0
      Other operating expenses                      59.4        65.7
      Maintenance                                   19.7        20.5
   Depreciation & amortization                      49.0        48.1
      General taxes                                 38.7        37.8
      Income taxes                                  36.3        37.1
                                              -----------   ----------

        Total                                      383.9       358.6
                                              -----------   ----------

Operating Income                                    88.9        88.1
                                               ----------   -----------

     Other Income and
     Deductions, Net                                (1.2)       (6.9)
                                               ----------   -----------

     Income Before Interest Charges                 87.7        81.2
                                              -----------    ----------

     Interest Charges and Other:
     Interest Expense                               34.1        33.8
    Allowance for borrowed funds
     used during construction                       (1.7)       (1.4)
                                               -----------  ----------
        Total                                       32.7        32.1
                                              -----------   ----------


     Net Income                                     55.0        49.1

     Preferred dividend
      requirements                                   5.5         5.6
                                               ----------  ----------
     Net Income applicable to
       common stock                            $    49.5   $     43.5
                                               ==========  ===========


                   ILLINOIS POWER COMPANY
            CONSOLIDATED STATEMENTS OF CASH FLOWS
      (See accompanying Notes to Consolidated Financial Statements)

                                      THREE MONTHS ENDED
                                           MARCH 31,
                                      1997          1996

                                    (Unaudited)
                                    (Millions of Dollars)

CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net Income                        $   55.0           49.1
  Items not requiring cash, net         65.3           45.9
  Changes in assets and                  8.5           51.7
  liabilities                    ------------   ------------

  Net cash provided by operating       128.8          146.7
   activities                    -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction expenditures            (33.9)         (47.9)
  Other investing activities             0.4            3.1
                                 -------------  -------------
  Net cash used in investing           (33.5)         (44.8)
    activities                   -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends on preferred and
common stock                           (29.0)         (24.5)
Repurchase of common stock              (4.3)          (7.7)
Redemptions -
    Short-term debt                    (59.2)         (209.9)
    Long-term debt                        --           (10.0)
    Preferred stock                       --            (0.3)
    Common stock                          --             --
  Issuances
    Short-term debt                       --            55.0
    Preferred Stock                       --           100.0

  Other financing activities             0.6            (2.9)
                                 -------------  -------------

Net cash used in financing             (91.9)         (100.3)
activities                       -------------  -------------


NET CHANGE IN CASH AND CASH
EQUIVALENTS                              3.4             1.6
CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                       12.5             4.3
                                 -------------  -------------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                       $      15.9    $       5.9
                                 ============   =============



        ILLINOVA CORPORATION AND ILLINOIS POWER COMPANY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


GENERAL

Financial Statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted from this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission (SEC). However, in the opinion of Illinova Corporation (Illinova) and Illinois Power Company (IP), the disclosures and information contained in this Form 10-Q are adequate and not misleading. See the consolidated financial statements and the accompanying notes in Illinova's 1996 Annual
Report to Shareholders (included in the Proxy
Statement), the consolidated financial
statements and the accompanying notes in IP's
1996 Annual Report to Shareholders (included in the Information Statement), Illinova's and IP's
1996 Form 10-K filings to the SEC for
information relevant to the consolidated financial statements contained herein, including information as to certain regulatory and environmental matters and as to the significant accounting policies followed.

In the opinion of Illinova, the accompanying unaudited consolidated financial statements for Illinova reflect all adjustments necessary to present fairly the Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996, the
Consolidated Statements of Income for the three months ended March 31, 1997 and 1996, and the Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and 1996. In addition, it is Illinova's and IP's opinion that the accompanying unaudited consolidated financial statements for IP reflect all adjustments necessary to present fairly the Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996, the Consolidated
Statements of Income for the three months ended
March 31, 1997 and 1996, and the Consolidated
Statements of Cash Flows for the three months ended March 31, 1997 and 1996. Due to seasonal and other factors which are characteristic of electric and gas utility operations, interim period results are not necessarily indicative of results to be expected for the year.

ACCOUNTING MATTERS
    CONSOLIDATION

The consolidated financial statements of
Illinova include the accounts of Illinova, IP, Illinova Generating Company (IGC), Illinova
Insurance Company (IIC), and Illinova Energy
Partners, Inc. (IEPI).  All significant
intercompany balances and transactions have been eliminated from the consolidated financial statements. All non-utility operating transactions are included in the sections titled
"Diversified enterprises", "Interest expense" and "Income taxes" with the exception of some immaterial transactions recorded in "Other
Income and Deductions, Net" in Illinova's
Consolidated Statements of Income. This represents a format change to Illinova's
Consolidated Statements of Income and subsequent reclassification of prior year's amounts to conform to the new presentation.

The consolidated financial statements of IP include the accounts of Illinois Power Capital, L.P. and Illinois Power Financing I (IPFI). All significant intercompany balances and transactions have been eliminated from the consolidated financial statements. All non-utility operating transactions are included in the section titled "Other Income and Deductions, Net" in IP's Consolidated Statements of Income.

IP's consolidated financial position and results of operations are currently the principal factors affecting Illinova's consolidated financial position and results of operations.


REGULATORY AND LEGAL MATTERS
     OPEN ACCESS AND COMPETITION

IP continues to work with other interested parties in the state to propose legislation that would allow a managed transition to direct access for all consumers. The proposed legislation, which was introduced in the Illinois House of Representatives on January 29, 1997, is designed to provide an orderly transition to direct access for all customers, and balance financial stability for current utility providers with customer choice.

Other parties have introduced plans that allow for full competition by as early as 1998.
On February 18, 1997, the Citizen's Utility
Board (CUB) outlined its regulatory reform proposal which would require utilities to separate their generation assets, shop for the cheapest available power in the wholesale market, and sell that power to consumers, by January 1999. On March 1, 1997, a new restructuring bill was introduced in the Illinois House. This bill, supported by a broad-based alliance representing residential, commercial and industrial consumers, would allow all customers served by investor-owned utilities to have equal access to a competitive electric market by May 1, 1998. On March 7, 1997, a fourth and final bill on this issue was submitted to the Illinois House that also calls for all customers to be able to choose their electric supplier beginning May 1, 1998.

Legislation for regulatory reform is
currently being considered in the spring legislative session. At this time, it is impossible to predict what legislation, if any, will be enacted. Unfavorable legislation could have a material adverse impact on the financial position of Illinova, IP and their operations.

IP currently prepares its financial
statements in accordance with Statement of Financial Accounting Standards No. 71,
"Accounting for the Effects of Certain Types of Regulation" (FAS 71). The SEC has raised the issue of continued qualification to report under FAS 71 for utilities in states that have changed their utility laws to introduce competition, even if the legislation provides for a transition to full competition and for stranded cost recovery. The Emerging Issues Task Force
(EITF) of the Financial Accounting Standards
Board (FASB) is scheduled to debate this and related issues at its May 22, 1997 meeting.
Reporting under FAS 71 allows companies whose service obligations and prices are regulated, to maintain assets on their balance sheets representing costs they reasonably expect to recover from customers in the future, through inclusion of such costs in their rates. If IP ceased to qualify for reporting under FAS 71, it could be required to write off its regulatory assets, and this could have a material adverse impact on the financial position of Illinova, IP and their operations.

     MANUFACTURED GAS PLANT SITES

     IP's liability for Manufactured Gas Plant
(MGP) site remediation is $70.2 million. This amount represents IP's best estimate of its remaining costs to remediate the 24 MGP sites for which it is responsible. Because of the unknown and unique characteristics of each site, IP is not able to determine its ultimate liability for remediation. IP is recovering MGP site cleanup costs from its customers through tariff riders approved by the Illinois Commerce
Commission (ICC) in March 1996. In anticipation of full recovery of MGP site costs, IP has recorded a regulatory asset equivalent to its liability.

     IP is continuing settlement discussions
with its insurance carriers regarding the recovery of estimated MGP site remediation costs. A settlement has been reached with thirteen carriers, and settlement negotiations with nine other carriers are ongoing.
Litigation related to a suit filed by IP in October 1995 seeking a declaratory judgment and damages regarding insurance coverage for four
MGP sites is in progress. The trial has been scheduled for January, 1998. Any insurance recoveries received will cause the regulatory asset to be reduced by the amount of the recovery.


TREASURY STOCK

     IP repurchased 201,194 shares of its common stock from Illinova during the three months ended March 31, 1997. Through March 31, 1997, IP has purchased 3,612,091 shares of its common stock, all of which are held as treasury stock and are deducted from common equity at the cost of the shares.

            ILLINOVA CORPORATION AND ILLINOIS POWER COMPANY

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Notes to the
Consolidated Financial Statements and
Management's Discussion and Analysis of
Financial Condition and Results of Operations presented in Illinova's 1996 Annual Report to
Shareholders (included in the Proxy Statement), the Consolidated Financial Statements and
Management's Discussion and Analysis of
Financial Condition and Results of Operations presented in IP's 1996 Annual Report to
Shareholders (included in the Information
Statement), and Illinova's and IP's Form 10-K for the year ended December 31, 1996.

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

     IEPI is a wholly-owned subsidiary of
Illinova formed in May 1996. IEPI develops and markets energy-related services to the unregulated energy market throughout the United
States and engages in the brokering and
marketing of electric power and gas.

IIC is a wholly-owned subsidiary of Illinova and was licensed by the State of Vermont as a captive insurance company in August 1996. The primary business of IIC is to insure certain risks of Illinova and its subsidiaries.


LIQUIDITY AND CAPITAL RESOURCES
     CAPITAL RESOURCES AND REQUIREMENTS

     Cash flows from operations during the first three months of 1997 provided sufficient working capital to meet ongoing operating requirements, to service existing common and IP preferred stock dividends and debt requirements and all of IP's construction requirements. Additionally,
Illinova expects 1997 cash flows will enable it to meet operating requirements and continue to service IP's existing debt, IP's preferred and Illinova's common stock dividends, IP's sinking fund requirements and IP's anticipated construction requirements. IP periodically repurchases shares of its common stock from Illinova to provide Illinova cash for operations, in accordance with authority granted by the ICC. During the first three months of 1997, IP made purchases of 201,194 shares.

     On April 10, 1997, IP issued $150 million of Adjustable Rate Pollution Control Revenue
Refunding Bonds, due April 1, 2032. The proceeds will be used on June 2, 1997 to retire
$150 million of IP's 7 5/8% pollution control first mortgage bonds due 2016. IP issued a call notice on April 28, 1997 to retire the 7 5/8% bonds at a premium of 103.


     IP's capital requirements for construction were approximately $34 million and $48 million during the three months ended March 31, 1997 and 1996, respectively.

     Illinova and IP currently have total lines of credit represented by bank commitments of $150 million and $354 million, respectively.
Both Illinova and IP have adequate short- and intermediate-term bank borrowing capacity.
Currently, Illinova is reviewing additional financing alternatives to provide cash for operations and has remaining shelf authority with the SEC to issue $200 million in debt securities.

     Presently, IP's mortgage bonds are rated
Baa1 by Moody's, BBB+ by Duff & Phelps, and BBB by Standard & Poor's. IP's preferred stock is rated Baa2 by Moody's and BBB- by both Duff &
Phelps and Standard & Poor's.
Illinova's $100 million senior notes issued
February 5, 1997 have a rating of Baa3 and BBB-from Moody's and Standard & Poor's, respectively.


ACCOUNTING ISSUES

     IP is considering seeking regulatory
approval to increase the rate at which its generation-related assets are expensed. Because this change is viewed as discretionary, and subject to regulatory approval, the rate of such increase, if any, will be based on then current conditions and financial performance. The increase in expense could begin as early as the second quarter of 1997 and could amount to at least $400 million in the aggregate through the year 2001, and potentially more thereafter, depending on changes in regulation, the marketplace and financial performance. This reduction in the net book value of IP's generating assets should help position the Company to operate competitively and profitably in the changing business environment. This acceleration of expense would have a direct impact on earnings but not on cash flow.

     For further information on accounting
issues, see "Open Access and Competition" under "Regulatory and Legal Matters" of the "Notes to Consolidated Financial Statements" on page 12 of this report.


REGULATORY MATTERS
    ACQUISITION OF CLINTON POWER STATION FROM
                     SOYLAND

    On March 13, 1997, the Nuclear Regulatory
Commission (NRC) issued an order approving transfer of the Clinton Power Station (Clinton) operating license related to Soyland Power Cooperative's
(Soyland) 13.21% ownership, to IP, in connection with the transfer from Soyland to IP of all of Soyland's interest in Clinton pursuant to an agreement reached in 1996. Soyland's title to the plant and directly related assets such as nuclear fuel was transferred to IP on May 1, 1997. Soyland's nuclear decommissioning trust will also be transferred to IP, consistent with IP's assumption of all of Soyland's ownership obligations including those related to decommissioning. On February 21, 1997, IP filed with the Federal Energy Regulatory Commission
(FERC) an amended Power Coordination Agreement
(PCA) between Soyland and IP entered into in furtherance of the transfer. FERC approval of the amended PCA is expected by the third quarter of 1997. That Agreement obligates
Soyland to purchase all of its capacity and energy needs from IP for at least ten years.


     OPEN ACCESS AND COMPETITION

     See "Open Access and Competition" under
"Regulatory and Legal Matters" of the "Notes to Consolidated Financial Statements" on Page 12 of this report.


ENVIRONMENTAL MATTERS
     GAS MANUFACTURING SITES

    See "Manufactured Gas Plant Sites" under
"Regulatory and Legal Matters" of the Notes to Consolidated
Financial Statements on page 12 of this report.

     NITROGEN OXIDE

     Regulators in the Chicago and metropolitan areas of the Northeast are continuing to examine potential approaches for compliance with current federal ozone level requirements impacted by nitrogen oxide (NOx) emissions. A regulatory initiative to examine recommendations on reducing the amount of ozone transported across the eastern United States is expected to release its findings by June 1997. Any legislative action resulting from the initiative's findings could make IP's fossil-fuel generating plants less competitive.


CLINTON POWER STATION

On September 6, 1996, leakage at a recirculation pump seal caused IP operations personnel to shut down
Clinton. IP decided not to restart Clinton prior to the start of the scheduled refueling outage on October 13, 1996. During the current outage,
Clinton has attempted to modify the first of three divisions of its electrical power system.
Because of deficiencies in the implementation of the new transformer design, the decision was made to return to the old transformers until the newer design is modified and fully tested. This unanticipated delay, along with necessary NRC approval of the action, will delay start up of Clinton. It is anticipated Clinton will return to service before the summer cooling season, when demand is greatest. If Clinton does not return to service as anticipated, there could be periods when IP is unable to meet demand.

     The seventh refueling outage at Clinton
originally scheduled for the spring of 1998 is now planned for the fall of 1998.


WOOD RIVER POWER STATION

 On December 18, 1996, the control and computer rooms for Wood River units 4 and 5 were damaged by an in-plant fire. Current estimates are to return
Unit 4 to service in June 1997, with Unit 5 returning to service in September
1997. The cost associated with restoring the units to service is not expected to have a material adverse impact on Illinova, IP and their operations.

POWER SUPPLY AND RELIABIITY

     Electricity may be in short supply
throughout Illinois and Wisconsin this summer because of an unusually high number of plant outages in this region. If the weather is abnormally hot and if IP's major generating units were to require maintenance and/or experience delay in returning to service, IP may be unable to meet demand. Although IP can purchase replacement power, and has secured generation and transmission capacity in order to guard against disruptions in service, availability of power in the region may be limited, and recovery of the added expense is subject to ICC approval in the annual reconciliation of the Uniform Fuel Adjustment
Clause (UFAC) cost recovery mechanism. IP will also be incurring additional expense by reactivating older power plants in cold storage and upgrading electric transmission facilities in an attempt to avoid a power supply shortage.

RESULTS OF OPERATIONS

   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

     Electric Operations - Electric revenues for the first quarter of 1997 increased $3.5 million compared to the first quarter of 1996. Electric interchange sales decreased $5.3 million in the same time frame due to reduced available capacity to sell. Heating degree days decreased approximately nine percent during the first quarter of 1997 compared to the same time frame in 1996, resulting in a 1.5% decrease in kilowatt hour (kwh) sales to the temperature sensitive residential market. Revenue from the industrial and commercial markets remained relatively stable. Power purchased increased
$26 million for the period due to lower
equivalent availability at both the nuclear and fossil facilities. This increase in operating costs was partially offset by a decrease of $21.3 million in fuel for electric plants.

 The equivalent availability of Clinton was 0.0%
and 99.7% for the three months ended March 31, 1997 and 1996, respectively. Clinton was unavailable in the first quarter of 1997 due to the continued outage which began September 6, 1996.
The equivalent availability for IP's coal-fired plants was 70.9% and 83.2% for the three months ended March 31, 1997 and 1996, respectively.
The lower equivalent availability for the fossil plants in 1997 was primarily due to the fire and subsequent shut-down of the Wood River fossil station in December, 1996.

     Gas Operations -  Gas revenues increased
$27.9 million in the first quarter of 1997.
Therms transported increased 65% (35.1 million therms) resulting in an increase to revenue of $1.9 million. Gas prices charged by suppliers drastically increased during the first quarter of 1997. Nationwide, supplier prices increased
50-70% over 1996.
This in turn caused the Purchased Gas Adjustment
(PGA) rates to rise, which increased gas revenues by $39.9 million.
This increase was offset by reduced volumes caused in part by milder weather in 1997 than in 1996. Therm sales decreased 13.5% (43.2 million therms) resulting in a total decrease in gas consumption of 2.1%
(8.0 million therms).

     Other Income and Deductions, Net - The
current quarter decrease in net deductions of $12 million is primarily a result of 1996 costs recorded to reflect the planned disposition of property, partially offset by 1997 holding company expenses and decreased interest revenues.

     Operation and Maintenance Expense - The
current quarter decrease of $7.1 million dollars is primarily due to lower expenses associated with professional services, maintenance of dispatch equipment, employee activities and reduced pension plan contributions. The first quarter trend in lower Operation and Maintenance expenses is not expected to continue throughout
1997.

     Diversified enterprises revenues increased
$92.3 million for the first quarter of 1997 due to increased activity at IEPI. However, diversified enterprises expenses increased $97.2 million which offsets the growth in revenues.

     Earnings per Common Share - The earnings per common share for Illinova during the first quarter of 1997 and 1996 resulted from the interaction of all other factors discussed herein.

PART II.  OTHER INFORMATION

ITEM 1.

     Legal Proceedings

     See "Notes to Consolidated Financial
Statements" in Part I for a discussion of certain legal proceedings related to manufactured gas plant sites.


ITEM 6.   Exhibits and Reports on Form 8-K


     (a)       Exhibits
                The Exhibits filed with this 10-Q
                are listed on the Exhibit Index.
     (b)       Reports on Form 8-K since January
               1, 1997:
               Report filed on Form 8-K on
               January 29, 1997 Other Events:  NRC
               informed IP via letter that it
               viewed Clinton as having a
               declining safety performance trend, but
               did not place Clinton on its semiannual "watch list".

               Report filed on Form 8-K on March 6, 1997
                 Other  Events:   Communication to the  Financial Community
                                  regarding  the  status of  Clinton outage.


                                 SIGNATURES

Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ILLINOVA CORPORATION
                                        (Registrant)




                                   By  /s/Leah Manning Stetzner
                                      --------------------------
                                     Leah Manning Stetzner,
                                     General Counsel and
                                     Corporate Secretary
                                     on behalf of
                                     Illinova Corporation



Date:  May 14, 1997



                              SIGNATURES

Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ILLINOIS POWER COMPANY
                                        (Registrant)



                                   By /s/Leah Manning Stetzner
                                      --------------------------
                                     Leah Manning Stetzner,
                                     Vice President, General
                                     Counsel, and Corporate
                                     Secretary on behalf of
                                     Illinois Power Company



Date:  May 14, 1997


                            EXHIBIT INDEX


                                                   PAGE  NO. WITHIN
                                                  SEQUENTIAL NUMBERING
EXHIBIT           DESCRIPTION                         SYSTEM


 4(a)      Supplemental Indenture dated                  23
           April 1, 1997 to Mortgage
           and Deed of Trust dated
           November 1, 1943.

 4(b)      Supplemental Indenture dated                  34
           April 1, 1997 to General
           Mortgage Indenture and Deed
           of Trust dated
           as of November 1, 1992.

27         Financial Data Schedule UT
          (filed herewith)