Form 10-Q
period 1997-09-30
ILLINOIS POWER CO
filed 1997-11-12
CIK 49816

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    Form 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1997

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

Illinova Corporation                  Common stock, no par value, 71,681,937
                                      shares outstanding at October 31, 1997

Illinois Power Company                Common stock, no par value, 66,292,732
                                      shares outstanding held by Illinova
                                      Corporation at October 31, 1997

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

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997
                                      INDEX
                                                                    PAGE NO.
Part I.  FINANCIAL INFORMATION

    Item 1.      Financial Statements

                 Illinova Corporation

                     Consolidated Balance Sheets                      3 - 4
                     Consolidated Statements of Income                    5
                     Consolidated Statements of Cash Flows                6

                 Illinois Power Company

                     Consolidated Balance Sheets                      7 - 8
                     Consolidated Statements of Income                    9
                     Consolidated Statements of Cash Flows               10

                 Notes to Consolidated Financial Statements of
                     Illinova Corporation and
                     Illinois Power Company                         11 - 14

    Item 2.      Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations for Illinova Corporation
                     and Illinois Power Company                     15 - 22

Part II.  OTHER INFORMATION

    Item 1:      Legal Proceedings                                       23

    Item 6:      Exhibits and Reports on Form 8-K                        23

    Signatures                                                      24 - 25

    Exhibit Index                                                        26

                         PART I. FINANCIAL INFORMATION
                              ILLINOVA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
          (See accompanying Notes to Consolidated Financial Statements)

                                               SEPTEMBER 30,   DECEMBER 31,
                                                    1997           1996
                ASSETS                          (Unaudited)
                                                   (Millions of Dollars)

Utility Plant, at original cost
   Electric (includes construction work
        in progress of $223.1 million and
        $212.5 million, respectively)           $  6,452.7      $  6,335.4
   Gas (includes construction work
        in progress of $11.4 million and
        $21.2 million, respectively)                658.2          646.1
                                                ----------      ----------
                                                   7,110.9         6,981.5
Less-Accumulated depreciation                     2,546.5        2,419.7
                                                  --------      ----------
                                                   4,564.4         4,561.8
Nuclear fuel in process ........                       5.6             5.3
Nuclear fuel under capital lease                     116.7            96.4
                                                   -------         -------
       Total utility plant .....                   4,686.7         4,663.5
                                                   -------         -------
Investments and Other Assets ...                     188.3           146.2
                                                   -------         -------
Current Assets
   Cash and cash equivalents                          24.9            24.6
   Accounts receivable (less allowance
     for doubtful accounts of $3.0 million)
       Service                                       150.7            138.8
       Other                                         165.2             62.0
   Accrued unbilled revenue                          114.1            106.0
   Materials and supplies, at average cost           124.7            113.2
   Prepayments and other                             34.4            24.1
                                                  --------        ---------
       Total current assets                         614.0           468.7
                                                  --------        ---------
Deferred Charges
   Deferred Clinton costs                            101.3            103.9
   Recoverable income taxes                           97.9            101.3
   Other                                            245.1           229.2
                                                  --------        ---------
       Total deferred charges                       444.3           434.4
                                                  --------        ---------
                                                 $ 5,933.3       $  5,712.8
                                                  ========        =========


                              ILLINOVA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
          (See accompanying Notes to Consolidated Financial Statements)

                                                SEPTEMBER 30,     DECEMBER 31,
                                                      1997            1996
CAPITAL AND LIABILITIES                           (Unaudited)
                                                       (Millions of Dollars)

Capitalization
   Common stock -
     No par value, 200,000,000 shares
     authorized; 75,681,937 shares issued,
     stated at                                 $  1,425.7          $  1,425.7
   Less - Deferred compensation - ESOP               10.7                14.3
   Retained earnings                                303.9               233.0
   Less - Capital stock expense                       8.2                 8.2
   Less - 4,000,000, and 0 shares of common
     stock in treasury, respectively, at cost        90.4                  --
   Preferred stock of subsidiary                     92.1                96.2
   Mandatorily redeemable preferred stock of
     subsidiary                                     197.0               197.0
   Long-term debt                                  100.0                  --
   Long-term debt of subsidiary                   1,597.9              1,636.4
                                                ---------            ---------
       Total capitalization                      3,607.3             3,565.8
                                               ----------            ---------
Current Liabilities
   Accounts payable                                 277.9                166.7
   Notes payable                                    351.5                387.0
   Long-term debt and lease obligations of
     subsidiary maturing within one year            107.2                 47.7
   Other                                           130.3                146.6
                                               ----------           ----------
       Total current liabilities                   866.9               748.0
                                               ----------           ----------
Deferred Credits
   Accumulated deferred income taxes              1,094.1              1,034.9
   Accumulated deferred investment tax credits      210.4                215.5
   Other                                            154.6                148.6
                                               ----------           ----------
       Total deferred credits                    1,459.1             1,399.0
                                               ----------           ----------
                                                $5,933.3           $ 5,712.8
                                               ==========           ==========


                       CONSOLIDATED STATEMENTS OF INCOME
          (See accompanying Notes to Consolidated Financial Statements)
                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                      SEPTEMBER 30,             SEPTEMBER 30,
                                 1997         1996           1997         1996
                                                   (Unaudited)
                                          (Millions except per share)

Operating Revenues:
    Electric              $     394.0   $     377.1  $      977.9  $      938.4
    Electric interchange         61.3          43.3         141.4         108.8
    Gas                          41.8          38.0         265.9         223.6
    Diversified enterprises     344.7          20.7         569.9          34.8
                             --------    ----------   -----------   -----------
       Total                    841.8         479.1       1,955.1       1,305.6
                           ----------    ----------  ------------  ------------
Operating Expenses:
    Fuel for electric plants     66.4          59.8         163.9         185.9
    Power purchased              74.2          25.0         155.6          48.1
    Gas purchased for resale     18.1          12.8         140.6         118.6
    Diversified enterprises     353.4          26.8         612.6          57.6
    Other operating expenses     73.4          62.9         196.4         181.9
    Maintenance                  27.9          21.1          78.1          65.9
    Depreciation & amortization  50.1          48.5         148.4         144.9
    General taxes                34.1          32.6         105.8         102.0
                             --------     ---------    ----------    ----------
       Total                    697.6         289.5       1,601.4         904.9
                            ---------     ---------    ----------    ----------
Operating Income                144.2         189.6         353.7         400.7
                           ----------    ----------   -----------    ----------
Other Income and Deductions:
  Miscellaneous-net              (0.9)          0.8          (2.4)         (6.4)
  Equity earnings in affiliates   4.7           1.2          11.1           6.3
                           ----------    ----------   -----------    ----------
    Total                         3.8           2.0           8.7          (0.1)
                          -----------    ----------   -----------   -----------
Income Before Interest Charges
  and Income Taxes              148.0         191.6         362.4         400.6
                         ------------   -----------   -----------   -----------
Interest Charges:
  Interest expense               32.5          33.8         103.0         101.5
  Allowance for borrowed funds
     used during construction    (0.7)         (1.6)         (3.4)         (5.2)
  Preferred dividend
     requirements of subsidiary   5.5           5.5          16.4          16.8
                          ------------  -----------    ----------    ----------
       Total                     37.3          37.7         116.0         113.1
                          ------------ ------------    ----------    ----------
Income Before Income Taxes      110.7         153.9         246.4         287.5
Income Taxes                     47.4          62.9         107.7         116.5
                          ------------ ------------     ---------   -----------
Net Income                       63.3          91.0         138.7         171.0
  Carrying amount over (under)
    consideration paid for
     redeemed preferred
     stock of subsidiary          1.1          (0.3)          1.1          (0.8)
                          -----------      ---------     --------    ----------
Net Income Applicable to
  Common Stock           $       64.4     $     90.7    $   139.8   $     170.2
                          ===========     ==========     ========    ==========
Earnings per common share       $0.87          $1.20        $1.87         $2.25
Cash dividends declared per
  common share                  $0.31          $0.28        $0.93         $0.84
Cash dividends paid per common
  share                         $0.31          $0.28        $0.93         $0.84
Weighted average number of
 common shares outstanding
 during period             73,009,027     75,681,937   74,770,016    75,679,472

                              ILLINOVA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          (See accompanying Notes to Consolidated Financial Statements)

                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                              1997                       1996
                                                        (Unaudited)
                                                    (Millions of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                            $    138.7                  $   171.0
   Items not requiring cash, net              206.5                      192.8
   Changes in assets and liabilities         (69.4)                    (24.9)
                                            --------                  --------
   Net cash provided by operating
     activities                               275.8                      338.9
                                           --------                   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Construction expenditures                 (131.2)                    (129.2)
   Other investing activities                (41.0)                    (66.8)
                                            --------                  --------
   Net cash used in investing
      activities                            (172.2)                   (196.0)
                                            --------                  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends on common stock                  (70.1)                     (63.6)
   Exercise of stock options                   --                          1.1
   Repurchase of common stock                 (90.4)                      --
    Redemptions -
     Short-term debt                         (168.5)                    (351.4)
     Long-term debt of subsidiary            (150.2)                     (92.1)
   Preferred stock of subsidiary               (4.1)                     (29.1)
   Issuances -
     Short-term debt                          133.0                      314.7
     Long-term debt                           250.0                       --
     Preferred stock of subsidiary             --                        100.0
     Other financing activities               (3.0)                     (1.5)
                                          ---------                  ---------
   Net cash used in financing
     activities                             (103.3)                   (121.9)
                                          ---------                  ---------
NET CHANGE IN CASH AND
     CASH EQUIVALENTS                            .3                       21.0
CASH AND CASH EQUIVALENTS
     AT BEGINNING OF YEAR                     24.6                      11.3
                                          ---------                  ---------
CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                     $    24.9                  $    32.3
                                          =========                  =========


                            ILLINOIS POWER COMPANY
                           CONSOLIDATED BALANCE SHEETS
          (See accompanying Notes to Consolidated Financial Statements)


                                                SEPTEMBER 30,     DECEMBER 31,
                                                    1997              1996
ASSETS                                           (Unaudited)
                                                    (Millions of Dollars)

Utility Plant, at original cost
   Electric (includes construction work
     in progress of $223.1 million and
        $212.5 million, respectively)           $    6,452.7    $    6,335.4
   Gas (includes construction work
     in progress of $11.4 million and
        $21.2 million, respectively)                  658.2          646.1
                                                ------------    ------------
                                                     7,110.9         6,981.5
Less-Accumulated depreciation                       2,546.5        2,419.7
                                                ------------    ------------
                                                     4,564.4         4,561.8
Nuclear fuel in process                                  5.6             5.3
Nuclear fuel under capital lease                      116.7           96.4
                                                ------------    ------------
       Total utility plant                          4,686.7        4,663.5
                                                ------------    ------------
Investments and Other Assets                            6.4           14.5
                                                ------------    ------------
Current Assets
   Cash and cash equivalents                            12.2            12.5
   Accounts receivable (less allowance
     for doubtful accounts of $3.0 million)
       Service                                         150.7           138.8
       Other                                             1.1            51.1
   Accrued unbilled revenue                            114.1           106.0
   Materials and supplies,
     at average cost                                   124.1           112.2
   Prepayments and other                               33.5           23.7
                                                ------------    ------------
       Total current assets                           435.7          444.3
                                                ------------     -----------
Deferred Charges
   Deferred Clinton costs                              101.3           103.9
   Recoverable income taxes                             97.9           101.3
   Other                                              252.7          241.0
                                                ------------    ------------
       Total deferred charges                         451.9          446.2
                                                ------------    ------------
                                                $    5,580.7    $    5,568.5
                                                ============    ============



                             ILLINOIS POWER COMPANY
                           CONSOLIDATED BALANCE SHEETS
          (See accompanying Notes to Consolidated Financial Statements)

                                                SEPTEMBER 30,     DECEMBER 31,
                                                       1997         1996
CAPITAL AND LIABILITIES                          (Unaudited)
                                                     (Millions of Dollars)

Capitalization
   Common stock -
     No par value, 100,000,000 shares
     authorized; 75,643,937 shares issued,
     stated at                                  $    1,424.6      $    1,424.6
   Retained earnings                                   340.1             245.9
   Less - Capital stock expense                          8.2               8.2
   Less - 9,351,205 and 3,410,897 shares of
     common stock in treasury, respectively,
     at cost                                           205.9              86.2
   Preferred stock                                      92.1              96.2
   Mandatorily redeemable preferred stock              197.0             197.0
   Long-term debt                                   1,597.9          1,636.4
                                                ------------      ------------
       Total capitalization                         3,437.6          3,505.7
                                                ------------      ------------
Current Liabilities
   Accounts payable                                    117.9             149.7
   Notes payable                                       328.5             310.0
   Long-term debt and lease
     obligations maturing
     within one year                                   107.2              47.7
   Other                                              127.8            148.1
                                                ------------      ------------
       Total current liabilities                      681.4            655.5
                                                ------------      ------------
Deferred Credits
   Accumulated deferred income taxes                 1,101.7           1,048.0
   Accumulated deferred investment
     tax credits                                       210.4             215.5
   Other                                              149.6            143.8
                                                ------------      ------------
       Total deferred credits                       1,461.7          1,407.3
                                                ------------      ------------
                                               $   5,580.7     $   5,568.5
                                                ============      ============


                            ILLINOIS POWER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
          (See accompanying Notes to Consolidated Financial Statements)

                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                       SEPTEMBER 30,           SEPTEMBER 30,
                                     1997      1996        1997           1996
                                                  (Unaudited)
                                             (Millions of Dollars)

Operating Revenues:
    Electric                $      394.0 $    377.1 $      977.9   $      938.4
    Electric interchange            61.3       43.3        141.4          108.8
    Gas                             41.8       38.0        265.9          223.6
                             ----------- ----------  -----------    -----------
       Total                       497.1      458.4      1,385.2        1,270.8
                            ------------ ----------  -----------    -----------

Operating Expenses and Taxes:
    Fuel for electric plants       66.4        59.8        163.9          185.9
    Power purchased                74.2        25.0        155.6           48.1
    Gas purchased for resale       18.1        12.8        140.6          118.6
    Other operating expenses       73.4        62.9        196.4          181.9
    Maintenance                    27.9        21.1         78.1           65.9
    Depreciation & amortization    50.1        48.5        148.4          144.9
    General taxes                  34.1        32.6        105.8          102.0
    Income taxes                   51.1        62.4        123.1          127.2
                             ----------  ----------  -----------    -----------
       Total                      395.3       325.1      1,111.9          974.5
                           ------------  ----------  -----------    -----------
Operating Income                  101.8       133.3        273.3          296.3
                           ------------  ----------  -----------    -----------
Other Income and
 Deductions, Net                    0.2        (1.2)        (1.2)          (2.5)
                           ------------  ----------  -----------     ----------
Income Before
 Interest Charges                 102.0       132.1        272.1          293.8
                           ------------  ---------- ------------    -----------
Interest Charges and Other:
  Interest Expense                 30.8        33.1         97.2          100.6
  Allowance for borrowed funds
    used during construction       (0.7)       (1.6)        (3.4)          (5.2)
                            -----------   ---------- ------------   -----------
       Total                       30.1         31.5         93.8          95.4
                           ------------  ----------- ------------   -----------
Net Income                         71.9        100.6        178.3         198.4
    Less-Preferred dividend
      requirements                  5.5          5.5         16.4          16.8
  Plus-Carrying amount over
    (under)consideration paid
    for redeemed preferred stock    1.1         (0.3)         1.1          (0.8)
                           ------------   ----------   ----------   -----------
Net Income applicable to
  common stock              $      67.5 $       94.8 $      163.0  $      180.8
                           ============   ==========   ==========  ============

                             ILLINOIS POWER COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          (See accompanying Notes to Consolidated Financial Statements)

                                                       NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                1997                   1996
                                                        (Unaudited)
                                                    (Millions of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                              $         178.3      $        198.4
  Items not requiring cash, net                     201.1               200.8
  Changes in assets and liabilities                 (62.2)              (39.7)
                                         ----------------     ---------------
  Net cash provided by operating                    317.2               359.5
   activities                            ----------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction expenditures                        (131.2)             (129.2)
  Other investing activities                          9.2                 0.6
                                         ----------------      ---------------
  Net cash used in investing                       (122.0)              (128.6)
    activities                           ----------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends on preferred and common
      stock                                         (86.9)               (81.1)
    Repurchase of common stock                     (119.7)               (18.9)
    Redemptions -
    Short-term debt                                (114.4)              (351.4)
    Long-term debt                                 (150.2)               (92.1)
    Preferred stock                                  (4.1)               (29.1)
  Issuances
    Short-term debt                                  133.0               257.7
    Long-term debt                                   150.0                --
    Preferred Stock                                   --                 100.0

  Other financing activities                          (3.2)               (0.6)
                                          ----------------     ---------------
Net cash used in financing activities               (195.5)             (215.5)
                                          ----------------     ---------------

NET CHANGE IN CASH AND CASH
 EQUIVALENTS                                          (0.3)               15.4
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                    12.5                 4.3
                                          ----------------     ---------------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                $           12.2      $         19.7
                                           ===============      ==============


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


GENERAL

     Financial Statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted from this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission (SEC). However, in the opinion of Illinova Corporation (Illinova) and Illinois Power Company (IP), the disclosures and information contained in this Form 10-Q are adequate and not misleading. See the consolidated financial statements and the accompanying notes in Illinova's 1996 Annual Report to Shareholders (included in the Proxy Statement), the consolidated financial statements and the accompanying notes in IP's 1996 Annual Report to Shareholders (included in the Information Statement), Illinova's and IP's 1996 Form 10-K filings to the SEC, and Illinova's and IP's Reports on Form 10-Q for the quarters ended March 31, 1997, and June 30, 1997, for information relevant to the consolidated financial statements contained herein, including information as to certain regulatory and environmental matters and as to the significant accounting policies followed.

     In the opinion of Illinova, the accompanying unaudited consolidated financial statements for Illinova reflect all adjustments necessary to present fairly the Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996, the Consolidated Statements of Income for the three months and nine months ended September 30, 1997 and 1996, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and 1996. In addition, it is Illinova's and IP's opinion that the accompanying unaudited consolidated financial statements for IP reflect all adjustments necessary to present fairly the Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996, the Consolidated Statements of Income for the three months and the nine months ended September 30, 1997 and 1996, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and 1996. Due to seasonal and other factors which are characteristic of electric and gas utility operations, interim period results are not necessarily indicative of results to be expected for the year.
     The consolidated financial statements of Illinova include the accounts of Illinova, IP, Illinova Generating Company (IGC), Illinova Insurance Company
(IIC), and Illinova Energy Partners, Inc. (IEPI). All significant intercompany balances and transactions have been eliminated from the consolidated financial statements. All non-utility operating transactions are included in the sections titled "Diversified enterprises", "Interest expense", "Income taxes" and "Other Income and Deductions, Net" in Illinova's Consolidated Statements of Income. This represents a format change to Illinova's Consolidated Statements of Income and subsequent reclassification of 1996 and previously classified 1997 amounts to conform to the new presentation.
     The consolidated financial statements of IP include the accounts of Illinois Power Capital, L.P. and Illinois Power Financing I (IPFI). All significant intercompany balances and transactions have been eliminated from the consolidated financial statements. All non-utility operating transactions are included in the section titled "Other Income and Deductions, Net" in IP's Consolidated Statements of Income.

REGULATORY AND LEGAL MATTERS
         OPEN ACCESS AND COMPETITION

     IP continues to work with other interested parties in the state on proposed legislation entitled the "Electric Service Customer Choice and Rate Relief Law of 1997" (House Bill 362). On October 30, 1997, the Illinois Senate voted to approve House Bill 362 and forwarded the bill to the House of Representatives for consideration. House Bill 362 represents a modified version of Senate Bill 55 approved by the Illinois House of Representatives on May 30, 1997. The new bill is expected to go to the House in the fall veto session scheduled for November 12-14, 1997. Although House Bill 362 was approved by a wide margin in the Senate, action on the bill by the House cannot be predicted. IP believes this legislation, as currently drafted, will provide an orderly transition to direct access for all customers, and balance financial stability for current utility providers with customer choice.
     Currently, House Bill 362 guarantees IP's residential customers a fifteen percent decrease in base electric rates beginning August 1998 and an additional five percent decrease effective in May 2002. Customers with demand at a single site greater than 4 MW could choose their electric generation supplier ("direct access") starting October 1999. Customers with at least ten sites which aggregate at least 9.5 MW in total demand could also have direct access starting October 1999. Direct access for the remaining non-residential customers would occur in two phases: customers representing one-third of the remaining load in the non-residential class in October 1999 and customers representing the entire remaining non-residential load on December 31, 2000. Direct access for all residential customers would take place in May 2002. Although the specified residential rate reductions and the introduction of direct access will lead to lower electric service revenues, House Bill 362 is designed to protect the financial integrity of electric utilities in at least three ways: 1) departing customers are obligated to pay transition charges, based on the utility's lost revenue from that customer, adjusted to deduct delivery charges the utility will continue to receive from the customer, the market value of the freed-up energy, net of a mitigation factor (i.e., percentage reduction of the transition charge amount) to provide incentive for management to continue cost reduction efforts and generate new sources of revenue; 2) utilities are provided the opportunity to lower their financing and capital costs through the issuance of "securitized" bonds; and 3) there is a provision for seeking rate relief in the event that the change in law leads to IP's return on equity falling below a specified minimum based on a prescribed test. The extent to which revenues are lowered will depend on a number of factors including future market prices for wholesale and retail energy, and load growth and demand levels in the current IP service territory. The impact on net income will depend on the amount of revenues earned as well as a number of factors including the ongoing costs of doing business.
     IP currently prepares its financial statements in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71). Reporting under FAS 71 allows companies whose service obligations and prices are regulated to maintain assets on their balance sheets representing costs they reasonably expect to recover from customers, through inclusion of such costs in their future rates. At its July 24, 1997, meeting, the Emerging Issues Task Force of the Financial Accounting Standards Board (EITF) concluded that application of FAS 71 accounting should be discontinued at the date of enactment of deregulation legislation for business segments for which a plan of deregulation has been established. However, the EITF further concluded that regulatory assets associated with a deregulated business segment, which will be recovered through tariffs charged to customers of a regulated business segment, should be associated with the regulated segment from which the future cash recovery is expected (not the segment from which the costs originated), and can therefore continue to be carried on the regulated entity's balance sheet. In addition, the Task Force concluded that regulatory assets that may arise after the date of enactment of deregulation legislation are also eligible for regulatory asset accounting on the regulated segment's balance sheet.

     IP expects to discontinue application of FAS 71 for its generating segment as a result of the enactment of House Bill 362. Based on the provisions of House Bill 362, as currently drafted, and projections of future cash flows, management believes that IP's regulatory assets which are currently associated with its generation segment would be recoverable through rates charged to transmission and distribution customers. In addition, management believes that the provisions of House Bill 362 provide IP a means to recover a portion of its generating plant investment during a transition period in preparation for this business segment's entrance into a fully competitive marketplace. Management is currently analyzing the full financial and accounting impact of the bill. IP's ultimate ability to recover its full investment in generating plant will depend on the interaction of all the provisions of the bill, and future sales, expenses and cash flows. If regulatory reform legislation substantially different from House Bill 362 is passed in Illinois, management will assess the provisions of the new law to determine its impact on the recoverability of regulatory assets and plant investment currently associated with its generation segment.

         MANUFACTURED GAS PLANT SITES
     IP's liability for Manufactured Gas Plant (MGP) site remediation is $67.9 million. This amount represents IP's best estimate of its remaining costs to remediate the 24 MGP sites for which it is responsible. Because of the unknown and unique characteristics of each site, IP is not able to determine its ultimate liability for remediation. IP is recovering MGP site cleanup costs from its customers through tariff riders approved by the Illinois Commerce Commission
(ICC) in March 1996. In anticipation of full recovery of MGP site costs, IP has recorded a regulatory asset equivalent to its liability.
     IP is continuing settlement discussions with its insurance carriers regarding the recovery of estimated MGP site remediation costs. Settlement agreements have been reached with several carriers, and settlement negotiations with other carriers are ongoing. Litigation related to a lawsuit filed by IP in October 1995 seeking a declaratory judgment and damages regarding insurance coverage for four MGP sites is in progress. The trial has been scheduled for January 1998. Any insurance recoveries received will cause the regulatory asset to be reduced by the amount of the recovery.

TREASURY STOCK

     During the third quarter of 1997, Illinova repurchased 3,481,400 shares of common stock in the open market at a cost of $79.2 million thereby completing its 4 million share repurchase program. The shares were repurchased under authority granted by the Illinova Board of Directors on June 10, 1997. All repurchased shares are held as treasury stock and are deducted from common equity at the cost of the shares repurchased.

     IP repurchased 2,121,444 shares of its common stock from Illinova on August 12, 1997, at a cost of $44.6 million and 2,454,148 shares on September 30, 1997, at a cost of $47.5 million. Through September 30, 1997, IP has purchased a total of 9,351,205 shares of its common stock, all of which are held as treasury stock and are deducted from common equity at the cost of the shares purchased.

                ILLINOVA CORPORATION AND ILLINOIS POWER COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in Illinova's 1996 Annual Report to Shareholders (included in the Proxy Statement), the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in IP's 1996 Annual Report to Shareholders (included in the Information Statement), and Illinova's and IP's Form 10-K for the year ended December 31, 1996, and Illinova's and IP's Reports on Form 10-Q for the quarters ended March 31, 1997, and June 30, 1997. ILLINOVA SUBSIDIARIES

     IP is the primary business and subsidiary of Illinova and engages in the generation, transmission, distribution and sale of electric energy and the distribution, transportation and sale of natural gas in the State of Illinois.

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

LIQUIDITY AND CAPITAL RESOURCES
         CAPITAL RESOURCES AND REQUIREMENTS

     Cash flows from operations during the first nine months of 1997 provided sufficient working capital to meet ongoing operating requirements, to service existing common and IP preferred stock dividends and debt requirements and all of IP's construction requirements. Additionally, Illinova expects 1997 cash flows will enable it to meet operating requirements and continue to service IP's existing debt, IP's preferred and Illinova's common stock dividends, IP's sinking fund requirements and IP's anticipated construction requirements. IP periodically repurchases shares of its common stock from Illinova to provide Illinova cash for operations, in accordance with authority granted by the ICC. For more information, see "Treasury Stock" of the "Notes to Consolidated Financial Statements" on pages 13-14 of this report.

     On October 24, 1997, at a special bondholders meeting, the 1943 Mortgage and Deed of Trust was amended to be generally consistent with the 1992 General Mortgage Indenture and Deed of Trust. The 1992 Indenture and Deed of Trust provides IP with increased financial flexibility.

     To date this year, IP has repurchased 82,590 shares of various issues of its preferred stock on the open market for a total cash outlay of $3.1 million.

     On September 29, 1997, IP issued a redemption notice for all outstanding shares of its Adjustable Rate Series A Cumulative Preferred Stock. The redemption took place on November 1, 1997, at $50 per share for a total of $34.9 million.

     IP's capital requirements for construction were approximately $131 million and $129 million during the nine months ended September 30, 1997 and 1996, respectively.

     Illinova and IP currently have total lines of credit represented by bank commitments of $150 million and $354 million, respectively. Both Illinova and IP have adequate short- and intermediate-term bank borrowing capacity. Currently, Illinova is reviewing additional financing alternatives to provide cash for operating and investment purposes and has remaining shelf authority with the SEC to issue $200 million in debt securities. Illinova expects to activate the shelf as a medium-term note program during the fourth quarter of 1997.

     On October 23, 1997, IP filed a petition with the ICC requesting authorization to issue up to $600 million of long-term debt securities. Proceeds will be used for refinancing existing debt or issuance of new long-term debt. It is uncertain when the ICC will issue an order in the proceeding.

     Presently, IP's mortgage bonds are rated Baa1 by Moody's, BBB+ by Duff & Phelps, and BBB by Standard & Poor's. IP's preferred stock is rated Baa2 by Moody's and BBB- by both Duff & Phelps and Standard & Poor's. Illinova's $100 million senior notes issued February 5, 1997, have a rating of Baa3 and BBB-from Moody's and Standard & Poor's, respectively.


ACCOUNTING ISSUES

     IP is considering seeking regulatory approval to increase the rate at which its generation-related assets are amortized. Because, under current rulemaking, this change is viewed as discretionary, and subject to regulatory approval, the rate of such increase, if any, will be based on then current conditions and financial performance. The increase in amortization could begin as early as the first quarter of 1998 and could amount to at least $400 million in the aggregate through the year 2001, and potentially more thereafter, depending on changes in regulation, the marketplace and financial performance. This reduction in the net book value of IP's generation-related assets should help position the Company to operate competitively and profitably in the changing business environment. This acceleration of amortization would have a direct impact on earnings but not on cash flow.

     If House Bill 362 is enacted in substantially its current form, an acceleration in the rate at which any utility-owned assets are expensed can be undertaken without regulatory approval provided such changes are consistent with generally accepted accounting principles. Under this legislation, up to an aggregate of $1 billion in additional expense could be accelerated through the year 2008.

     For further information on accounting issues, see "Open Access and Competition" under "Regulatory and Legal Matters" of the "Notes to Consolidated Financial Statements" on pages 12-13 of this report.


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


         SOYLAND PCA

     The amended and restated PCA provides that a contract cancellation fee will be paid by Soyland to IP in the event that a Soyland Cooperative member terminates its membership from Soyland. On May 31, 1997, three distribution cooperative members terminated their membership by buying out of their respective long-term wholesale power contracts with Soyland. This action resulted in Soyland paying a fee of $20.8 million to IP in the second quarter. Fee proceeds of $2.3 million were used to offset the costs of acquiring Soyland's share of Clinton with the remaining $18.5 million recorded as interchange revenue.


         FUEL COST ADJUSTMENT

     On September 22, 1997, IP filed a petition with the ICC that stipulates customers will not be charged for certain additional costs of energy incurred as a result of Clinton being out of service. The petition, which was approved by the ICC on September 29, specifies that IP will forego collecting from its customers an estimated $20 million for higher-cost replacement power in 1997. During the third quarter, IP forewent recovery of $15.3 million of fuel costs. IP will forego recovery of additional fuel costs if the Clinton outage continues into 1998. Under the petition, fuel costs charged to customers will be no higher than average 1995-96 levels until Clinton is back in service operating at least at a 65% capacity factor for two consecutive months. During these proceedings, the ICC was asked to determine whether other Clinton investment and operating costs should be excluded from rates in light of the extended outage. The ICC rejected this request, but such a determination continues to be a risk under existing law as long as Clinton is not operating.


         OPEN ACCESS AND COMPETITION

     See "Open Access and Competition" under "Regulatory and Legal Matters" of the "Notes to Consolidated Financial Statements" on pages 12-13 of this report.



ENVIRONMENTAL MATTERS
         GAS MANUFACTURING SITES

     See "Manufactured Gas Plant Sites" under "Regulatory and Legal Matters" of the "Notes to Consolidated Financial Statements" on page 13 of this report.


         NITROGEN OXIDE

     Regulators are continuing to examine potential approaches for compliance with current federal ozone level requirements. On October 10, 1997, the USEPA proposed air pollution rules which would require substantial reductions of Nitrogen Oxide (NOx) emissions in Illinois and 21 other states. The proposal would require the installation of NOx controls by no later than September 2002. This proposal is expected to be finalized by October 1998 with Illinois utility reduction requirements specified in 1999. Preliminary cost estimates to implement the proposed required NOx controls are $130 to $150 million beyond what is already needed to comply with the NOx requirements of Phase II of the Acid Rain Program. The proposal includes a 120-day comment period. The legality of this proposal along with its technical feasibility is expected to be challenged by a number of utility groups including IP.

         GLOBAL WARMING

     On October 22, 1997, President Clinton outlined the administration's position for negotiating a global warming agreement in Japan in December. The President targeted not exceeding 1990 greenhouse gas emission levels during the period 2008 to 2012 and reductions below 1990 levels for the following five years. He also proposed that all countries participate in making reductions and that flexible, market-based mechanisms be established to help make reductions. During the last week of October, international negotiators prepared draft language for the December negotiations in Japan. The United States proposal for reduction targets and timetables as well as more restrictive proposals from other countries were included in the text. However, the United States proposal requiring all countries to participate in reductions and for flexible market-based mechanisms was not included in the draft text.

     United States Senate Resolution 98 (passed 95-0) indicates the Senate would not ratify an agreement that does not involve all countries or would damage the United States economy. IP estimates that reducing to 1990 levels by 2008 and just stabilizing at that level until 2025 could require significant capital outlays and annual operating expenses which could have a material adverse impact on Illinova and IP.

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

     On June 25, 1997, the NRC requested a diagnostic inspection of Clinton to assess both strong and weak areas at the plant and document the effect of recent corrective actions on employee performance. This inspection was called for as a result of the NRC's semi-annual update naming Clinton among plants with declining performance. An Integrated Safety Assessment (ISA) team commissioned by IP, composed of two dozen independent nuclear industry professionals, completed its inspection of Clinton in early October. The ISA team issued a report to IP on October 20 citing significant performance, management, safety, and organizational culture problems. In late October, the NRC performed an evaluation to validate the ISA team's results. IP anticipates the NRC will conduct an exit meeting in mid-November. The results of the NRC and ISA teams' reports as well as IP's responses will be discussed at a public meeting currently scheduled for December 11. The reports from the ISA team and the NRC are scheduled to be published on December 18, 1997.

     No decision will be made regarding an estimated date of restart for Clinton until after the ISA and NRC exit meeting. IP will restart the plant only when it is confident that cultural issues, as well as safety and reliability issues, have been thoroughly addressed. IP anticipates that the Clinton outage will continue through at least the first quarter of 1998.

     On September 26, 1997, the NRC informed IP that it will be required to submit a written report to the NRC at least two weeks prior to restarting Clinton in order for the agency to determine if further action is needed to ensure compliance with NRC requirements. IP must provide information about corrective actions taken since Clinton was shut down. After the report is submitted, the NRC staff plans to meet with IP's management before the agency makes a decision on the plant's readiness for restart.

     Additional costs for 1997 associated with the Clinton outage are now estimated to be at least $35 million greater than originally projected. This is approximately $10 million (pre-tax) more than previously disclosed in a
September 1997 8-K filed by IP/Illinova. IP expects incremental annual expenditures at least at this level to continue through 1999.

WOOD RIVER POWER STATION

     On December 18, 1996, the control and computer rooms for Wood River units 4 and 5 were damaged by an in-plant fire. Unit 4 was returned to service on June 14, 1997. Unit 5 returned to service on October 17, 1997. The costs associated with restoring the units to service were substantially offset by insurance coverage and did not have a material adverse impact on Illinova and IP.


POWER SUPPLY AND RELIABILITY

     Electricity was in short supply throughout Illinois and Wisconsin this summer because of an unusually high number of plant outages in this region. IP purchased replacement power, and secured generation and transmission capacity in order to minimize disruptions in service. Recovery of the added energy and transmission expense so incurred is subject to ICC approval in the annual reconciliation of the Uniform Fuel Adjustment Clause (UFAC) cost recovery mechanism, and a disallowance of such costs could have a material adverse impact. IP has also incurred additional expense by reactivating older power plants in cold storage and upgrading electric transmission facilities to maintain reliability. For more information, see "Fuel Cost Adjustment" under "Regulatory Matters" on page 17 of this report.


RESULTS OF OPERATIONS

                 THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     Electric Operations - Electric revenues for the third quarter of 1997 increased $16.9 million compared to the third quarter of 1996. An increase in UFAC recoveries accounted for $13.1 million of the increase in revenues. In addition, electric interchange sales increased $18.0 million primarily due to increased activity on the interchange market. Power purchased increased $49.2 million due to lower equivalent availability at nuclear and fossil facilities and increased interchange activity. Fuel for electric plants increased $6.6 million due to a decrease in UFAC underrecoveries of $9.5 million and a $5.0 million increase in emission allowance expense. These increases in expense were partially offset by lower fuel costs of $6.9 million due to decreased generation. During the quarter, IP forewent recovery of $15.3 million of future revenues related to the fuel adjustment clause. For more information, see "Fuel Cost Adjustment" under "Regulatory Matters" of the "Management's Discussion and Analysis" on page 17 of this report. These factors combined to decrease electric margin $20.9 million for the quarter.

     Kilowatt hour (kwh) sales increased 3.0% for the quarter led by increases of 4.0% and 3.0% in the industrial and the commercial markets, respectively. Cooling degree days were almost the same during the third quarter of 1997 compared to the same time frame in 1996, resulting in relatively constant sales to the temperature-sensitive residential market.

     The equivalent availability of Clinton was 0.0% and 71.5% for the three months ended September 30, 1997 and 1996, respectively. Clinton was unavailable in the third quarter of 1997 due to the continued outage which began September 6, 1996. The equivalent availability for IP's coal-fired plants was 80.0% and 88.1% for the three months ended September 30, 1997 and 1996, respectively. The lower equivalent availability for the fossil plants in 1997 was primarily due to the fire and subsequent shut-down of the Wood River fossil station in December 1996.

     Gas Operations - For the quarter, gas margin decreased $1.5 million reflecting a 9.5% decrease in therm sales (excluding transport).

     Operation and Maintenance Expense - The current quarter increase of $17.3 million dollars is primarily due to operating and maintenance expenses associated with the Clinton outage. For more information, see "Clinton Power Station" of the "Management's Discussion and Analysis" on pages 18-19 of this report.

     Diversified enterprises - Revenues increased $324.0 million for the third quarter of 1997 due to increased activity at IEPI. However, diversified enterprises expenses increased $326.6 million which offsets the growth in revenues.

     Equity Earnings in Affiliates - The current quarter increase of $3.5 million is largely due to increased earnings from IGC investments.

     Earnings per Common Share - The earnings per common share for Illinova during the third quarter of 1997 and 1996 resulted from the interaction of all of the factors discussed herein as well as fewer shares of common stock outstanding.



                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     Electric Operations - Electric margin decreased $13.4 million for the first nine months of 1997 compared to the same time frame in 1996. Electric revenues increased $39.5 million as a result of an increase to the UFAC of $40.2 million. In addition, electric interchange sales increased $32.6 million due to the receipt of an opt-out fee from Soyland per the amended PCA in the second quarter and increased kwh sales. For more information, see "Soyland PCA" under "Regulatory Matters" of the "Management's Discussion and Analysis" on page 17 of this report. Power purchased increased $107.5 million and fuel for electric plants decreased $22.0 million largely due to lower equivalent availability at nuclear and fossil facilities. During the third quarter, IP forewent recovery of $15.3 million of future revenues related to the fuel adjustment clause. For more information, see "Fuel Cost Adjustment" under "Regulatory Matters" of the "Management's Discussion and Analysis" on page 17 of this report.

     Cooling degree days decreased 21.2% for the nine month period which resulted in a 2.4% decrease in kwh sales to the temperature-sensitive residential market. Sales to the commercial and industrial markets remained relatively stable.

     The equivalent availability of Clinton was 0% and 87.9% for the nine months ended September 30, 1997 and 1996, respectively. Clinton was unavailable for the first nine months of 1997 due to the extended outage which began September 6, 1996. The equivalent availability for IP's coal-fired plants was 73.4% and 83.3% for the nine months ended September 30, 1997 and 1996, respectively. The decreased availability is due to the fire and subsequent shut-down of Wood River fossil station in December 1996 and the scheduled 44 day maintenance outage of Baldwin Unit 1.

     Gas Operations - Gas revenues increased $42.3 million in the first nine months of 1997. The increase in gas revenues was primarily due to significantly higher Purchased Gas Adjustment (PGA) revenues ($36.9 million), resulting from increases in the cost of gas and collection of prior period underrecoveries. This increase more than offset the decrease caused by lower sales volumes. Therm sales decreased a total of 15.1% (70.5 million therms). This decrease represents a 11.8% (32.5 million) decrease in therm sales to the residential sector, a 7.7% (9.7 million) decrease in therm sales to the commercial sector, and a 40.6% (28.3 million) decrease to the industrial market. Therms transported increased 31.8% (57.5 million) resulting in a $1.3 million increase for the first nine months compared to last year. Gas purchased for resale increased $22.0 million during the first nine months of 1997. Gas costs increased due to higher prices charged by suppliers ($11.2 million) and the amortization of prior period underrecoveries ($30.8 million). This increase was partially offset by $19.2 million due to a decrease in the amount of therms purchased and reduced storage costs.

     Operation and Maintenance Expense - The increase of $26.7 million is primarily due to increased company and contractor labor at the fossil and nuclear plants due to scheduled and unscheduled outages. For more information, see "Clinton Power Station" of the "Management's Discussion and Analysis" on pages 18-19 of this report.

     Diversified enterprises - Due primarily to increased activity at IEPI, diversified enterprises revenues increased $535.1 million for the first nine months of 1997. However, diversified enterprises expenses increased $555.0 million offsetting the growth in revenues.


     Miscellaneous - Net - The decrease in deductions of $4.0 million is primarily a result of 1996 accruals recorded for the planned disposition of property.

     Equity Earnings in Affiliates - The increase of $4.8 million in the nine month period is largely due to increased earnings from IGC investments.

     Earnings per Common Share - The earnings per common share for Illinova during the first nine months of 1997 and 1996 resulted from the interaction of all other factors discussed herein as well as fewer shares of common stock outstanding.

 PART II. OTHER INFORMATION

ITEM 1.

         Legal Proceedings

     See "Notes to Consolidated Financial Statements" in Part I for a discussion of certain legal proceedings related to manufactured gas plant sites.

ITEM 6.   Exhibits and Reports on Form 8-K

   (a)    Exhibits

          The Exhibits filed with this 10-Q are listed on the Exhibit Index.

   (b)    Reports on Form 8-K since June 30, 1997:

          Report filed on Form 8-K on September 24, 1997
               Other Events: IP filed a petition with the Illinois Commerce Commission to forego collecting a portion of its energy costs related to the Clinton Power Station (Clinton) outage. In addition, Illinova expects lower than anticipated earnings in 1997. Also, IP discusses status of the Clinton outage.

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




Date:  November 10, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      ILLINOIS POWER COMPANY
                                                            (Registrant)



                                                  By  /s/ Larry F. Altenbaumer
                                                     -------------------------
                                                     Larry F. Altenbaumer,
                                                     Senior Vice President and
                                                     Chief Financial Officer
                                                     on behalf of
                                                     Illinois Power Company



Date:  November 10, 1997

                                 EXHIBIT INDEX

                                                             PAGE NO. WITHIN
                                                           SEQUENTIAL NUMBERING
EXHIBIT                      DESCRIPTION                         SYSTEM


  27                Financial Data Schedule UT
                     (filed herewith)