Form 10-Q/A
period 1998-06-30
ILLINOIS POWER CO
filed 1998-08-13
CIK 49816

Amendment 1

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

         For the transition period from __________to __________

Commission   Registrants; State of Incorporation;            IRS Employer
File Number   Address; and Telephone Number              Identification No.

   1-11327           Illinova Corporation                    37-1319890
                     (an Illinois Corporation)
                     500 S. 27th Street
                     Decatur, IL  62521
                     (217) 424-6600

   1-3004            Illinois Power Company                  37-0344645
                     (an Illinois Corporation)
                     500 S. 27th Street
                     Decatur, IL  62521
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
CAPITAL AND LIABILITIES                          (Unaudited)      (Audited)
                                                    (Millions of Dollars)

Capitalization
   Common stock -
     No par value, 200,000,000 shares authorized;
     75,681,937 shares issued, stated at                  $ 1,425.7   $  1,425.7
   Less - Deferred compensation - ESOP                          7.9         10.2
   Retained earnings                                          (16.5)        51.7
   Less - Capital stock expense                                 7.3          7.3
   Less - 3,968,550 and 4,000,000 of common stock in
     treasury, respectively, at cost                           89.7         90.4
                                                            --------    --------
       Total common stock equity                            1,304.3      1,369.5
   Preferred stock of subsidiary                               57.1         57.1
   Company obligated mandatorily redeemable
    preferred stock of subsidiary                             197.0        197.0
   Long-term debt                                             140.0        100.0
   Long-term debt of subsidiary                             1,610.2      1,617.5
                                                            --------    --------
       Total capitalization                                 3,308.6      3,341.1
                                                            --------    --------
Current Liabilities
   Accounts payable                                           288.9        177.3
   Notes payable                                              368.3        415.3
   Long-term debt and lease obligations of
     subsidiary maturing within one year                       41.0         87.5
   Other                                                      200.4        181.6
                                                            --------    --------
       Total current liabilities                              898.6        861.7
                                                            --------    --------
Deferred Credits
   Accumulated deferred income taxes                          961.6        969.0
   Accumulated deferred investment tax credits                204.8        208.3
   Other                                                      264.3        202.9
                                                            --------    --------
       Total deferred credits                               1,430.7      1,380.2
                                                            --------    --------

                                                          $ 5,637.9   $  5,583.0
                                                            ========    ========

                             ILLINOVA CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
        (See accompanying Notes to Consolidated Financial Statements)
                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                             JUNE 30,                     JUNE 30,
                                        1998          1997          1998           1997
                                                          (Unaudited)
                                         (Millions of dollars except per share amounts)
Operating Revenues:
   Electric                          $     304.5   $     301.7  $      581.1  $      583.9
   Electric interchange                    112.7          53.5         209.0          80.1
   Gas                                      49.8          60.1         166.4         224.1
   Diversified enterprises                  80.3         127.6         166.2         225.2
                                    ------------  ------------  ------------  ------------
     Total                                 547.3         542.9       1,122.7       1,113.3
                                    ------------  ------------  ------------  ------------
Operating Expenses:
   Fuel for electric plants                 53.9          52.2         109.6          97.5
   Power purchased                         229.4          45.6         326.5          81.4
   Gas purchased for resale                 22.4          22.8          88.4         122.5
   Diversified enterprises                  85.0         150.8         179.7         259.2
   Other operating expenses                 87.9          63.6         167.7         123.0
   Maintenance                              35.0          30.5          64.0          50.2
   Depreciation & amortization              50.5          49.3         101.2          98.3
   General taxes                            34.3          33.0          73.0          71.7
                                    ------------  ------------  ------------  ------------
     Total                                 598.4         447.8       1,110.1         903.8
                                    ------------  ------------  ------------  ------------
Operating Income (Loss)                    (51.1)         95.1          12.6         209.5
                                    ------------  ------------  ------------  ------------
Other Income and Deductions:
  Miscellaneous-net                          2.8           1.4           1.3           2.2
  Equity earnings in affiliates              3.4           2.4           8.9           6.4
                                    ------------  ------------  ------------  ------------
    Total                                    6.2           3.8          10.2           8.6
                                    ------------  ------------  ------------  ------------
Income (Loss) Before Interest
  Charges and Income Taxes                 (44.9)         98.9          22.8         218.1
                                    ------------  ------------  ------------  ------------
Interest Charges:
  Interest expense                          35.9          36.0          72.5          74.2
  Allowance for borrowed funds
     used during construction               (1.2)         (1.3)         (2.3)         (2.7)
  Preferred dividend
     requirements of subsidiary              5.0           5.4           9.9          10.9
                                    ------------  ------------  ------------  ------------
     Total                                  39.7          40.1          80.1          82.4
                                    ------------  ------------  ------------  ------------
Income (Loss) Before Income Taxes          (84.6)         58.8         (57.3)        135.7
                                    ------------  ------------  ------------  ------------
Income Taxes                               (37.6)         27.4         (33.3)         60.3
                                    ------------  ------------  ------------  ------------
Net Income (Loss) Applicable to
  Common Stock                      $      (47.0) $       31.4   $     (24.0) $       75.4
                                    ============  ============  ============  ============
Earnings per common share (basic           $(0.66)        $0.42        $(0.34)        $1.00
  and diluted)
Cash dividends declared per
  common share                              $0.31         $0.31         $0.62         $0.62
Cash dividends paid per
  common share                              $0.31         $0.31         $0.62         $0.62
Weighted average number of
  common shares outstanding
  during period                        71,712,791    75,648,456    71,707,054     75,665,104


                              ILLINOVA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          (See accompanying Notes to Consolidated Financial Statements)

                                                     SIX MONTHS ENDED
                                                         JUNE 30,
                                                  1998              1997
                                                       (Unaudited)
                                                   (Millions of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                          $    (24.0)         $   75.4
  Items not requiring cash, net                    29.4             132.2
  Changes in assets and liabilities               229.3             (18.0)
                                               --------          --------
  Net cash provided by operating
    activities                                    234.7             189.6
                                               --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction expenditures                      (115.0)            (67.6)
  Other investing activities                      (28.3)            (23.2)
                                               --------          --------
  Net cash used in investing
    activities                                   (143.3)            (90.8)
                                               --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends on common stock                       (44.4)            (46.8)
  Repurchase of common stock                       --               (11.2)
  Reissuance of common stock                        0.7              --
  Redemptions -
   Short-term debt                               (154.8)           (188.5)
   Long-term debt of subsidiary                  (109.2)           (150.2)

  Issuances -
   Short-term debt                                107.8              52.4
   Long-term debt                                  92.4             250.0
  Other financing activities                        0.5              (5.3)
                                              ---------         ---------
  Net cash used in financing
   activities                                    (107.0)            (99.6)
                                              ---------         ---------
NET CHANGE IN CASH AND
   CASH EQUIVALENTS                               (15.6)             (0.8)
CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR                            33.0              24.6
                                              ---------         ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                           $    17.4         $    23.8
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
CAPITAL AND LIABILITIES                            (Unaudited) (Audited)
                                                   (Millions of Dollars)

Capitalization
  Common stock -
   No par value, 100,000,000 shares
   authorized; 75,643,937 shares issued,
   stated at                                  $    1,424.6    $    1,424.6
  Retained earnings                                   26.6            89.5
  Less - Capital stock expense                         7.3             7.3
  Less - 10,493,375 and 9,428,645 shares of
    common stock in treasury, respectively,
    at cost                                          237.1           207.7
                                              ------------     ------------
     Total common stock equity                     1,206.8         1,299.1
  Preferred stock                                     57.1            57.1
  Company obligated mandatorily
   redeemable preferred stock                        197.0           197.0
  Long-term debt                                   1,610.2         1,617.5
                                              ------------     ------------
     Total capitalization                          3,071.1         3,170.7
                                              ------------     ------------
Current Liabilities
  Accounts payable                                   240.0           102.7
  Notes payable                                      368.3           376.8
  Long-term debt and lease
   obligations maturing
   within one year                                    41.0            87.5
  Other                                              181.8           162.1
                                              ------------     ------------
     Total current liabilities                       831.1           729.1
                                              ------------     ------------
Deferred Credits
  Accumulated deferred income taxes                  977.8           980.6
  Accumulated deferred investment
   tax credits                                       204.8           208.3
  Other                                              264.2           202.8
                                              ------------     ------------
     Total deferred credits                        1,446.8         1,391.7
                                              ------------     ------------
                                              $    5,349.0    $    5,291.5
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
                                  ============   ============   ============  ============

                             ILLINOIS POWER COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          (See accompanying Notes to Consolidated Financial Statements)

                                                  SIX MONTHS ENDED
                                                      JUNE 30,
                                               1998              1997
                                                    (Unaudited)
                                               (Millions of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                       $         (10.2) $         106.4
  Items not requiring cash, net                      34.0            133.7
  Changes in assets and liabilities                 222.9            (14.5)
                                         ----------------  ---------------
  Net cash provided by operating                    246.7            225.6
   activities                            ----------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction expenditures                        (115.0)           (67.6)
  Other investing activities                          3.9             --
                                         ----------------  ---------------
  Net cash used in investing                       (111.1)           (67.6)
    activities                           ----------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends on preferred and common
     stock                                          (52.7)           (58.0)
   Repurchase of common stock                       (29.4)           (27.5)
   Redemptions -
    Short-term debt                                (107.4)          (111.5)
    Long-term debt                                 (109.2)          (150.2)
   Issuances
    Short-term debt                                  98.9             52.4
    Long-term debt                                   52.4            150.0

  Other financing activities                          0.3             (5.3)
                                         ----------------  ---------------
Net cash used in financing activities              (147.1)          (150.1)
                                         ----------------  ---------------

NET CHANGE IN CASH AND CASH
  EQUIVALENTS                                       (11.5)             7.9
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                            17.8             12.5
                                         ----------------  ---------------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                $           6.3   $         20.4
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

     On January 28, 1998, Illinova issued $40 million of 6.46% medium-term notes due October 1, 2002 under an existing $300 million shelf registration statement. Illinova currently has authority to issue an additional $160 million in debt securities under this shelf registration statement to meet its operating and investment needs. This capacity is expected to meet Illinova's anticipated requirements through the first quarter of 1999. Illinova is developing additional financial capabilities to meet future needs.

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







Date: August 13,1998

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







Date: August 13, 1998

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