Form 10-Q
period 1998-09-30
ILLINOIS POWER CO
filed 1998-11-17
CIK 49816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    Form 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1998

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

Illinova Corporation          Common stock, no par value, 71,713,387
                              shares outstanding at October 31, 1998

Illinois Power Company        Common stock,  no par value, 65,150,562
                              shares outstanding held  by  Illinova
                              Corporation  at October 31, 1998

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

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998
                                      INDEX
                                                                     PAGE NO.
Part I.  FINANCIAL INFORMATION
  Item 1.  Financial Statements

           Illinova Corporation

                Consolidated Balance Sheets                           3 - 4
                Consolidated Statements of Income                         5
                Consolidated Statements of Cash Flows                     6

           Illinois Power Company

                Consolidated Balance Sheets                           7 - 8
                Consolidated Statements of Income                         9
                Consolidated Statements of Cash Flows                    10

           Notes to Consolidated Financial Statements of
                Illinova Corporation and
                Illinois Power Company                              11 - 17

  Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations for Illinova Corporation
                and Illinois Power Company                          18 - 28

Part II.  OTHER INFORMATION

  Item 1:  Legal Proceedings                                             29


  Item 6:  Exhibits and Reports on Form 8-K                              30

  Signatures                                                        31 - 32

  Exhibit Index                                                          33

                          PART I. FINANCIAL INFORMATION
                              ILLINOVA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
          (See accompanying Notes to Consolidated Financial Statements)

                                                  SEPTEMBER 30,    DECEMBER 31,
                                                      1998            1997
ASSETS                                            (Unaudited)       (Audited)
                                                     (Millions of Dollars)
Utility Plant, at original cost
   Electric (includes construction work
       in progress of $200.5 million and
       $214.3 million, respectively)              $ 6,841.9          $ 6,690.4
   Gas (includes construction work
       in progress of $12.3 million and
       $10.7 million, respectively)                   680.6              663.0
                                                  ----------         ----------
                                                    7,522.5            7,353.4
Less - Accumulated depreciation                     2,931.4            2,808.1
                                                  ----------         ----------
                                                    4,591.1            4,545.3
Nuclear fuel in process                                 6.2                6.3
Nuclear fuel under capital lease                      130.2              126.7
                                                  ----------         ----------
     Total utility plant                            4,727.5            4,678.3
                                                  ----------         ----------
Investments and Other Assets                          236.6              198.8
                                                  ----------         ----------
Current Assets
   Cash and cash equivalents                           14.9               33.0
   Accounts receivable (less allowance
    for doubtful accounts of $5.5 million)
     Service                                          145.0              115.6
     Other                                            100.8              102.3
   Accrued unbilled revenue                            79.4               86.3
   Materials and supplies, at average cost            121.8              118.6
   Prepayments and other                               45.5               64.4
                                                  ----------         ----------
     Total current assets                             507.4              520.2
                                                  ----------         ----------
Deferred Charges                                      199.7              185.7
                                                  ----------         ----------
                                                  $ 5,671.2          $ 5,583.0
                                                  ==========         ==========

                              ILLINOVA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
          (See accompanying Notes to Consolidated Financial Statements)

                                                  SEPTEMBER 30,    DECEMBER 31,
                                                      1998            1997
CAPITAL AND LIABILITIES                            (Unaudited)      (Audited)
                                                      (Millions of Dollars)
Capitalization
   Common stock -
     No par value, 200,000,000 shares authorized;
     75,681,937 shares issued, stated at          $  1,425.7         $  1,425.7
   Less - Deferred compensation - ESOP                   7.3               10.2
   Retained earnings (Deficit)                         (12.1)              51.7
   Less - Capital stock expense                          7.3                7.3
   Less - 3,968,550 and 4,000,000 shares of
     common stock in treasury, respectively,
     at cost                                            89.7               90.4
                                                   ----------         ----------
       Total common stock equity                     1,309.3            1,369.5

   Preferred stock of subsidiary                        57.1               57.1
   Company obligated mandatorily redeemable
     preferred stock of subsidiary                     197.0              197.0
   Long-term debt                                      170.0              100.0
   Long-term debt of subsidiary                      1,737.1            1,617.5
                                                   ----------         ----------
       Total capitalization                          3,470.5            3,341.1
                                                   ----------         ----------

Current Liabilities
   Accounts payable                                    190.1              177.3
   Notes payable                                       256.5              415.3
   Long-term debt and lease obligations
     of subsidiary maturing within one year            115.3               87.5
   Other                                               162.4              181.6
                                                   ----------         ----------
       Total current liabilities                       724.3              861.7
                                                   ----------         ----------
Deferred Credits
   Accumulated deferred income taxes                   990.7              969.0
   Accumulated deferred investment tax credits         203.1              208.3
   Other                                               282.6              202.9
                                                   ----------         ----------
       Total deferred credits                        1,476.4            1,380.2
                                                   ----------         ----------
                                                   $ 5,671.2          $ 5,583.0
                                                   ==========         ==========

                                              ILLINOVA CORPORATION
                                        CONSOLIDATED STATEMENTS OF INCOME
                          (See accompanying Notes to Consolidated Financial Statements)

                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                              1998            1997           1998           1997
                                                                 (Unaudited)
                                                   (Millions of dollars except per share)
Operating Revenues:
    Electric                            $        392.0    $     394.0    $     973.1    $     977.9
    Electric interchange                         285.1           61.3          494.1          141.4
    Gas                                           38.2           41.8          204.6          265.9
    Diversified enterprises                      108.0          344.7          274.2          569.9
                                          -------------     ----------     ----------     ----------
       Total                                     823.3          841.8        1,946.0        1,955.1
                                          -------------     ----------     ----------     ----------

Operating Expenses:
    Fuel for electric plants                      73.4           66.4          183.0          163.9
    Power purchased                              317.7           74.2          644.2          155.6
    Gas purchased for resale                      15.3           18.1          103.7          140.6
    Diversified enterprises                      115.5          353.4          295.2          612.6
    Other operating expenses                      92.0           73.4          259.7          196.4
    Maintenance                                   41.0           27.9          105.0           78.1
    Depreciation & amortization                   51.0           50.1          152.2          148.4
    General taxes                                 27.3           34.1          100.3          105.8
                                          -------------     ----------     ----------     ----------
       Total                                     733.2          697.6        1,843.3        1,601.4
                                          -------------     ----------     ----------     ----------
Operating Income                                  90.1          144.2          102.7          353.7
                                          -------------     ----------     ----------     ----------
Other Income and Deductions:
    Miscellaneous-net                              1.5            1.1            2.8            3.3
    Equity earnings in affiliates                  2.8            4.7           11.7           11.1
                                          -------------     ----------     ----------     ----------
       Total                                       4.3            5.8           14.5           14.4
                                          -------------     ----------     ----------     ----------
Income Before Interest
    Charges and Income Taxes                      94.4          150.0          117.2          368.1
                                          -------------     ----------     ----------     ----------
Interest Charges:
    Interest expense                              36.8           34.5          109.3          108.7
    Allowance for borrowed funds
       used during construction                  (1.5)          (0.7)          (3.8)          (3.4)
    Preferred dividend
       requirements of subsidiary                  5.0            5.5           14.9           16.4
                                          -------------     ----------     ----------     ----------
       Total                                      40.3           39.3          120.4          121.7
                                          -------------     ----------     ----------     ----------
Income Before Income Taxes                        54.1          110.7          (3.2)          246.4
                                          -------------     ----------     ----------     ----------
Income Taxes                                      27.5           47.4          (5.8)          107.7
                                          -------------     ----------     ----------     ----------
Net Income                                        26.6           63.3            2.6          138.7
    Carrying amount over
       consideration paid for redeemed
       preferred stock of subsidiary                 -            1.1              -            1.1
                                          -------------     ----------     ----------     ----------
Net Income Applicable to
    Common Stock                        $         26.6    $      64.4    $       2.6    $     139.8
                                          =============     ==========     ==========     ==========
Earnings per common share (basic
    and diluted)                                 $0.37          $0.87          $0.04          $1.87
Cash dividends declared per
    common share                                 $0.31          $0.31          $0.93          $0.93
Cash dividends paid per
    common share                                 $0.31          $0.31          $0.93          $0.93
Weighted average number of
    common shares outstanding
    during period                           71,713,387     73,009,027     71,709,188     74,770,016







                              ILLINOVA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          (See accompanying Notes to Consolidated Financial Statements)

                                              NINE MONTHS ENDED
                                                SEPTEMBER 30,
                                            1998            1997
                                                 (Unaudited)
                                            (Millions of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                            $    2.6         $  138.7
   Items not requiring cash, net            119.4            206.5
   Changes in assets and liabilities         99.3            (69.4)
                                           -------         --------

   Net cash provided by
   operating activities                     221.3            275.8
                                           -------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Construction expenditures               (190.5)         (131.2)
   Other investing activities               (36.8)          (41.0)
                                           -------        --------

   Net cash used in investing
   activities                              (227.3)         (172.2)
                                           -------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Dividends on common stock                (66.7)          (70.1)
   Repurchase of common stock                   -           (90.4)
   Reissuance of common stock                 0.7               -
   Redemptions -
      Short-term debt                      (372.4)         (168.5)
      Long-term debt of subsidiary         (109.2)         (150.2)
      Preferred stock of subsidiary             -            (4.1)
   Issuances -
      Short-term debt                       213.5           133.0
      Long-term debt                        322.5           250.0
   Other financing activities                (0.5)           (3.0)
                                           -------        --------

   Net cash used in financing
   activities                              (12.1)          (103.3)
                                           -------        --------

   NET CHANGE IN CASH AND CASH
   EQUIVALENTS                             (18.1)             0.3
   CASH AND CASH EQUIVALENTS
      AT BEGINNING OF YEAR                  33.0             24.6
                                           -------        --------

   CASH AND CASH EQUIVALENTS
      AT END OF PERIOD                   $   14.9         $   24.9
                                           =======         ========

                             ILLINOIS POWER COMPANY
                           CONSOLIDATED BALANCE SHEETS
          (See accompanying Notes to Consolidated Financial Statements)

                                         SEPTEMBER 30,    DECEMBER 31,
                                            1998              1997
ASSETS                                   (Unaudited)        (Audited)
                                             (Millions of Dollars)
Utility Plant, at original cost
   Electric (includes construction work
      in progress of $200.5 million and
      $214.3 million, respectively)      $ 6,841.9          $  6,690.4
   Gas (includes construction work
      in progress of $12.3 million and
      $10.7 million, respectively)           680.6               663.0
                                         ----------         -----------
                                           7,522.5             7,353.4
Less - Accumulated depreciation            2,931.4             2,808.1
                                         ----------         -----------
                                           4,591.1             4,545.3
Nuclear fuel in process                        6.2                 6.3
Nuclear fuel under capital lease             130.2               126.7
                                         ----------         -----------
    Total utility plant                    4,727.5             4,678.3
                                         ----------         -----------
Investments and Other Assets                   4.8                 5.9
                                         ----------         -----------
Current Assets
   Cash and cash equivalents                   2.9                17.8
   Accounts receivable (less allowance
    for doubtful accounts of $5.5 million)
    Service                                  145.0               115.6
    Other                                     23.0                16.6
   Accrued unbilled revenue                   79.4                86.3
   Materials and supplies, at average cost   121.0               117.3
   Prepayments and other                      39.0                61.2
                                         ----------         -----------
    Total current assets                     410.3               414.8
                                         ----------         -----------
Deferred Charges                             203.6               192.5
                                         ----------         -----------
                                         $ 5,346.2          $  5,291.5
                                         ==========         ===========

                             ILLINOIS POWER COMPANY
                           CONSOLIDATED BALANCE SHEETS
          (See accompanying Notes to Consolidated Financial Statements)

                                                SEPTEMBER 30,    DECEMBER 31,
                                                  1998             1997
CAPITAL AND LIABILITIES                         (Unaudited)     (Audited)
                                                  (Millions of Dollars)
Capitalization
   Common stock -
    No par value, 100,000,000 shares
    authorized; 75,643,937 shares issued,
    stated at                                  $  1,424.6       $  1,424.6
   Retained earnings                                 57.1             89.5
   Less - Capital stock expense                       7.3              7.3
   Less - 10,493,375 and 9,428,645 shares of
    common stock in treasury, respectively,
    at cost                                         237.1            207.7
                                                ----------      -----------
       Total common stock equity                  1,237.3          1,299.1

Preferred stock                                      57.1             57.1
Company obligated mandatorily
 redeemable preferred stock                         197.0            197.0
Long-term debt                                    1,737.1          1,617.5
                                                ----------      -----------
       Total capitalization                       3,228.5          3,170.7

Current Liabilities
   Accounts payable                                 136.3            102.7
   Notes payable                                    256.5            376.8
   Long-term debt and lease obligations
    maturing within one year                        115.3             87.5
   Other                                            113.1            162.1
                                                ----------      -----------
       Total current liabilities                    621.2            729.1
                                                ----------      -----------
Deferred Credits
   Accumulated deferred income taxes              1,010.8            980.6
   Accumulated deferred investment tax credits      203.1            208.3
   Other                                            282.6            202.8
                                                ----------      -----------
       Total deferred credits                     1,496.5          1,391.7
                                                ----------      -----------
                                                $ 5,346.2       $  5,291.5
                                                ==========      ===========

                             ILLINOIS POWER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
          (See accompanying Notes to Consolidated Financial Statements)

                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                     1998           1997           1998           1997
                                                        (Unaudited)
                                                   (Millions of dollars)
Operating Revenues:
    Electric                          $392.0         $394.0         $973.1         $977.9
    Electric interchange               285.1           61.3          494.1          141.4
    Gas                                 38.2           41.8          204.6          265.9
                                   ----------     ----------     ----------     ----------
       Total                           715.3          497.1        1,671.8        1,385.2
                                   ----------     ----------     ----------     ----------

Operating Expenses and Taxes:
    Fuel for electric plants            73.4           66.4          183.0          163.9
    Power purchased                    317.7           74.2          644.2          155.6
    Gas purchased for resale            15.3           18.1          103.7          140.6
    Other operating expenses            92.0           73.4          259.7          196.4
    Maintenance                         41.0           27.9          105.0           78.1
    Depreciation & amortization         51.0           50.1          152.2          148.4
    General taxes                       27.3           34.1          100.3          105.8
    Income taxes                        31.1           51.1            5.2          123.1
                                   ----------     ----------     ----------     ----------
       Total                           648.8          395.3        1,553.3        1,111.9
                                   ----------     ----------     ----------     ----------
Operating Income                        66.5          101.8          118.5          273.3
                                   ----------     ----------     ----------     ----------
Other Income and Deductions, Net         1.5            2.1            4.4            4.4
                                   ----------     ----------     ----------     ----------
Income Before Interest Charges          68.0          103.9          122.9          277.7
                                   ----------     ----------     ----------     ----------

Interest Charges and Other:
    Interest expense                    34.1           32.7          101.5          102.8
    Allowance for borrowed funds
       used during construction        (1.5)          (0.7)          (3.8)          (3.4)
                                   ----------     ----------     ----------     ----------
       Total                            32.6           32.0           97.7           99.4
                                   ----------     ----------     ----------     ----------

Net Income                              35.4           71.9           25.2          178.3
    Less-Preferred dividend
       requirements                      5.0            5.5           14.9           16.4
    Plus - Carrying amount over
       consideration paid for
       redeemed preferred stock            -            1.1              -            1.1
                                   ----------     ----------     ----------     ----------
Net Income Applicable to
    Common Stock                       $30.4          $67.5          $10.3         $163.0
                                   ==========     ==========     ==========     ==========


                             ILLINOIS POWER COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          (See accompanying Notes to Consolidated Financial Statements)

                                              NINE MONTHS ENDED
                                                SEPTEMBER 30,
                                            1998             1997
                                                 (Unaudited)
                                            (Millions of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                              $  25.2          $ 178.3
   Items not requiring cash, net             127.9            201.1
   Changes in assets and liabilities         107.7            (62.2)
                                           --------         --------

   Net cash provided by
   operating activities                      260.8            317.2
                                           --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Construction expenditures                (190.5)          (131.2)
   Other investing activities                  2.0              9.2
                                           --------         --------

   Net cash used in investing
   activities                              (188.5)          (122.0)
                                           --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Dividends on preferred and
   common stock                             (80.0)           (86.9)
   Repurchase of common stock               (29.4)          (119.7)
   Redemptions -
      Short-term debt                      (325.0)          (114.4)
      Long-term debt                       (109.2)          (150.2)
      Preferred stock                           -             (4.1)
   Issuances -
      Short-term debt                       204.6            133.0
      Long-term debt                        252.5            150.0
   Other financing activities                (0.7)            (3.2)
                                           --------         --------

   Net cash used in financing
   activities                               (87.2)          (195.5)
                                           --------         --------

NET CHANGE IN CASH AND CASH EQUIVALENTS     (14.9)            (0.3)
CASH AND CASH EQUIVALENTS
      AT BEGINNING OF YEAR                   17.8             12.5
                                           --------         --------

CASH AND CASH EQUIVALENTS
      AT END OF PERIOD                     $  2.9           $ 12.2
                                           ========        ========

                 ILLINOVA CORPORATION AND ILLINOIS POWER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GENERAL

     Financial statement note disclosures, normally included in financial statements prepared in conformity with generally accepted accounting principles, have been omitted from this Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission (SEC). However, in the opinion of Illinova Corporation (Illinova) and Illinois Power Company (IP), the disclosures and information contained in this Form 10-Q are adequate and not misleading. See the consolidated financial statements and the accompanying notes in Illinova's 1997 Annual Report to Shareholders, (included in the Proxy Statement), the consolidated financial statements and the accompanying notes in IP's 1997 Annual Report to Shareholders (included in the Information Statement), Illinova's and IP's 1997 Form 10-K filings to the SEC, Illinova's and IP's Report on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998, and Illinova's and IP's 1998 Form 8-K filings to the SEC for information relevant to the consolidated financial statements contained herein, including information as to certain regulatory and environmental matters and as to the significant accounting policies followed.

     In the opinion of Illinova, the accompanying unaudited September 30, 1998 and audited December 31, 1997 consolidated financial statements for Illinova reflect all adjustments necessary to present fairly the Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997, the Consolidated Statements of Income for the three months and the nine months ended September 30, 1998 and 1997, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997. In addition, it is Illinova's and IP's opinion that the accompanying unaudited September 30, 1998 and audited December 31, 1997 consolidated financial statements for IP reflect all adjustments necessary to present fairly the Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997, the Consolidated Statements of Income for the three months and the nine months ended September 30, 1998 and 1997, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997. Due to seasonal and other factors which are characteristic of electric and gas utility operations, interim period results are not necessarily indicative of results to be expected for the year.

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

     Although the specified residential rate reductions and the introduction of direct access will lead to lower electric service revenues, P.A. 90-561 is designed to protect the financial integrity of electric utilities in three principal ways:

1) Departing customers are obligated to pay transition charges, based on the utility's lost revenue from that customer. The transition charges are calculated by subtracting from a customer's fully bundled rate an amount equal to a) delivery charges the utility will continue to receive from the customer, b) the market value of freed-up energy, and c) a mitigation factor, which is the higher of a fixed rate per Kwh or a percentage of the customer's bundled base rate. The mitigation factor is designed to provide incentive for management to continue cost reduction efforts and generate new sources of revenue;

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

     ACCOUNTING MATTERS


     Prior to the passage of P.A. 90-561, IP prepared its consolidated financial statements in accordance with Statement of Financial Accounting Standards (FAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Reporting under FAS 71 allows companies whose service obligations and prices are regulated to maintain on their balance sheets assets representing costs they expect to recover from customers, through inclusion of such costs in their future rates. In July 1997, the Emerging Issues Task Force (EITF) concluded that application of FAS 71 accounting should be discontinued at the date of enactment of deregulation legislation for business segments for which a plan of deregulation has been established. The EITF further concluded that regulatory assets and liabilities that originated in the portion of the business being deregulated should be written off, unless their recovery is specifically provided for through future cash flows from the regulated portion of the business.

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

     IP wrote off generation-related regulatory assets and liabilities of approximately $195 million (net of income taxes) in December 1997. These net assets related to previously incurred costs that were expected to be collected through future revenues, including deferred costs for the Clinton Power Station (Clinton), unamortized losses on reacquired debt, previously recoverable income taxes and other generation-related regulatory assets. At September 30, 1998, IP's net investment in generation facilities was $3.1 billion and was reflected in "Utility Plant, at original cost" on IP's and Illinova's balance sheets.

     In May 1998, the Staff of the SEC issued interpretive guidance regarding the application of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (FAS 121)," when a regulated enterprise such as an electric utility discontinues regulatory accounting practices for separable portions of its operations and assets. Under FAS 121, assets are considered impaired, and should be written down to fair value, if their projected gross future cash flows are insufficient to recover their carrying value. IP discontinued the application of regulatory accounting principles in December 1997 for the generation portion of its business and performed a FAS 121 impairment analysis that concluded that gross future cash flows expected to be generated by electric supply service assets will be sufficient to cover the costs of its generating assets. As a result of the SEC Staff's May 1998 interpretive guidance, IP reviewed its impairment evaluation and, as of June 1998, again concluded that gross future cash flows expected to be generated by electric supply service assets will be sufficient to cover the costs of its generating assets. However, ultimate recovery of the cost of IP's generating assets depends on a number of factors and variables including future market prices of electricity and IP's ability to operate its generation assets efficiently. Changes in projected future operating conditions could result in significantly different conclusions with respect to impairment of the Company's generating assets.

     The legislation (P.A. 90-561) enacted in Illinois in December 1997 creates uncertainty regarding future recovery of electric generation costs and a reasonable rate of return on generation assets. Due to this and other factors including the inefficiency of operating a single nuclear plant and the inordinate amount of management attention consumed by ownership of Clinton, Illinova's and IP's Board of Directors are evaluating the expected shareholder value related to specific Clinton-related options. These analyses identify either the sale or closure of Clinton as potential alternatives to its continued operation.

     FAS 121 requires that all long-lived assets for which management has committed to a disposal plan, whether by sale or abandonment, should be reported at the lower of carrying amount or fair value less cost to sell. Concurrent with any decision by the Board of Directors to sell or close Clinton, IP would be required to write-down Clinton to its fair value and record an impairment loss, which would result in an accumulated deficit (negative retained earnings). This write-down would be expected to have an estimated impact of a $.8 to $1.0 billion charge to the statement of income, net of the establishment of a regulatory asset. The regulatory asset would represent the amount of expected Clinton costs anticipated to be collected from transmission and distribution customers during the regulatory transition period. If the Board of Directors decides to implement one of the contemplated Clinton exit strategies, the Board would also expect to consider the approval of possible quasi-reorganization accounting for Illinova and IP. SEC concurrence with the proposed quasi-reorganization and related accounting matters is required.

     A quasi-reorganization is an accounting procedure that eliminates an accumulated deficit in retained earnings and permits the company to proceed on much the same basis as if it had been legally reorganized. A quasi-reorganization involves restating a company's assets and its liabilities to their fair values with the net amount of these adjustments added to or deducted from the deficit. The balance in the retained earnings account is then closed through a reduction in paid-in-capital accounts, giving the company a "fresh start" with a zero balance in retained earnings. In addition to eliminating the accumulated deficit in retained earnings and restating assets and liabilities to fair value, if a quasi-reorganization were implemented, Illinova and IP would also be required to implement any accounting standards not yet adopted, including FAS 133, "Accounting for Derivative Instruments and Hedging Activities." Illinova's and IP's Board of Directors have not yet made a decision with regard to the Clinton strategy or a quasi-reorganization.

     P.A. 90-561 allows acceleration in the rate at which any utility-owned assets are expensed without regulatory approval provided such charges are consistent with generally accepted accounting principles. Under this legislation, up to an aggregate of $1.0 billion in additional expense for the generation-related assets could be accelerated through the year 2008. The amount of expense accelerated through the year 2008 is contingent on the changes in revenue resulting from P.A. 90-561, cost mitigation efforts, fuel costs and changes in the cost of capital resulting from the issuance of transitional funding instruments. Any such reduction in the net book value of IP's generation-related assets would help position IP to operate competitively and profitably in the changing business environment. This accelerated charge would have a direct impact on earnings but not on cash flows.

     The Financial Accounting Standards Board (FASB) issued FAS 128, "Earnings Per Share (EPS)" in February 1997, effective for financial statements issued after December 15, 1997. FAS 128 establishes standards for computing and presenting EPS and replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic and diluted EPS are equivalent for Illinova at September 30, 1998.

     The FASB issued FAS 130, "Reporting Comprehensive Income" in June 1997, effective for fiscal years beginning after December 15, 1997. FAS 130 establishes standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Illinova and IP do not currently have any components of comprehensive income in any period presented herein. Illinova and IP will continue to analyze the disclosure requirements of FAS 130.

     The FASB issued FAS 131, "Disclosures about Segments of an Enterprise and Related Information" in June 1997, effective for periods beginning after December 15, 1997. FAS 131 supersedes FAS 14, "Financial Reporting for Segments of a Business Enterprise." FAS 131 establishes standards for the way public business enterprises report financial and descriptive information about their reportable operating segments in their financial statements. Generally, financial information is required to be reported on the same basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. Illinova and IP are evaluating the provisions of FAS 131 to determine the impact of the revised disclosure requirements on their 1998 year end financial statements.


     The FASB issued FAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" in February 1998, effective for fiscal years beginning after December 15, 1997. FAS 132 amends FAS 87, "Employers' Accounting for Pensions" and FAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." FAS 132 revises employers' disclosures about pension and other postretirement benefit plans but does not change the measurement or recognition of those plans.

     The FASB issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. FAS 133 supersedes FAS 80, "Accounting for Futures Contracts," FAS 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," and FAS 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS 133 is effective for Illinova's and IP's financial statements beginning in the year 2000 unless a quasi-reorganization is implemented which would require adoption of FAS 133 upon the effective date of the quasi-reorganization. Illinova and IP continue to evaluate the provisions of FAS 133 to determine the impact of the revised accounting and disclosure requirements on their financial statements beginning in the year of adoption. The Company's 1998 financial statements will contain the disclosures required by this standard.

     The EITF of the FASB has been discussing Issue No. 98-10: "Accounting for Energy Trading and Risk Management Activities." This issue addresses (1) whether certain types of contracts for the sale and purchase of energy commodities should be marked to market (i.e., as trading activities, derivatives, or when adopted, accounted for in accordance with FAS 133) or accounted for under accrual accounting (i.e., recorded as the contracts are settled with accruals established if and when losses on such contracts become probable and estimable), and (2) how the results of such activities should be displayed in the financial statements.

     In their discussions, EITF members tentatively agreed that sale and purchase activities being performed need to be classified as either trading or non-trading. Further, the EITF reached a tentative conclusion that in the case where the activities of an entity are determined to be trading in nature, the current practice of accrual or settlement accounting would not be appropriate. The EITF did not reach a tentative conclusion on the definition of "trading." The members also agreed that determining whether or when an entity is involved in energy trading activities is a matter of judgment that depends on the relevant facts and circumstances.

     The EITF has reached a tentative conclusion that contracts entered into as trading activities should be marked to market with the gains and losses shown net in the income statement. The EITF also agreed that any consensus ultimately reached on this issue would be effective for financial statements issued for fiscal years beginning after December 15, 1998. Both IP and IEP enter into contracts for the sale and purchase of energy commodities and each practices accrual accounting. Should any of the activities carried out by IP or IEP be considered trading activities based on indicators provided by the EITF, a change in those entities' accounting practices may be required. The ultimate impact of this change in accounting on the Financial Position and Results of Operations of Illinova and IP has not been determined. The EITF is scheduled to resume discussion of the issue in November 1998.


         ELECTRIC POWER EXCHANGES AND SALES

     An accrual of probable losses related to forward power exchanges and sales agreements for IP was recorded in the third quarter of 1998. A $6.7 million accrual was recorded in conjunction with these agreements based on current market prices and anticipated generation capacity. In the fourth quarter of 1998, IP expects to accrue an additional amount of approximately $20 million to provide for other 1999 and 2000 sales agreements that it previously expected to fulfill through IP generation.

     In the event that Clinton does not return to service by the summer of 1999, IP could face additional costs related to interchange purchase and sales commitments. These costs could be material. Management is considering various options, including demand side management initiatives, power purchases and selected financial and insurance products to mitigate these potential future costs.

     MANUFACTURED GAS PLANT SITES

     IP's estimated liability for Manufactured Gas Plant (MGP) site remediation is $60.7 million. This amount represents IP's current best estimate of the cost that it will incur to remediate the 24 MGP sites for which it is responsible. Because of the unknown and unique characteristics at each site, IP cannot presently determine its ultimate liability for remediation of the sites.

     In October 1995, to offset the burden imposed on its customers, IP initiated litigation against a number of insurance carriers. As of June 1998, settlements or settlements in principle have been reached with all thirty of the carriers. Settlement proceeds recovered from the carriers will offset a significant portion of the MGP remediation costs and will be credited to customers through the tariff rider mechanism which the Illinois Commerce Commission (ICC) has previously approved. Management expects that cleanup costs in excess of insurance proceeds will be fully recovered from IP's transmission and distribution customers.

TREASURY STOCK

     Through September 30, 1998, IP has purchased a total of 10,493,375 shares of its common stock from Illinova, all of which are held as treasury stock and are deducted from common equity at the cost of the shares purchased. 1,064,730 shares of IP common stock were purchased during the first nine months of 1998. At the October 14, 1998 Illinova Board of Director's meeting, the Board approved the repurchase of up to 12 million shares of Illinova common stock over the next six to twelve months in conjunction with IP's upcoming issuance of securitized debt. For more information, see "Liquidity and Capital Resources" of "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 19 of this report.

                 ILLINOVA CORPORATION AND ILLINOIS POWER COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report contains estimates, projections and other forward-looking statements that involve risks and uncertainties. Actual results or outcomes could differ materially from those provided in the forward-looking statements as a result of such important factors as: the outcome of state and federal regulatory proceedings affecting the restructuring of the electric and gas utility industries; the impacts of new laws and regulations on Illinova and its subsidiaries relating to restructuring, environmental and other matters; the effects of increased competition on the utility businesses; risks of owning and operating a nuclear facility; changes in prices and cost of fuel; factors affecting non-utility investments, such as the risk of doing business in foreign countries; construction and operation risks; and increases in financing costs. All forward-looking statements are based upon information presently available, and Illinova and IP assume no obligation to update any forward-looking statements.

     Reference is made to the Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in Illinova's 1997 Annual Report to Shareholders (included in the Proxy Statement), the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in IP's 1997 Annual Report to Shareholders (included in the Information Statement), and Illinova's and IP's Form 10-K for the year ended December 31, 1997 and Illinova's and IP's Report on Form 10-Q for the quarters ended March 31 and June 30, 1998, and Illinova's and IP's 1998 Form 8-K filings.

ILLINOVA SUBSIDIARIES

     IP, a subsidiary of Illinova, engages in the generation, transmission, distribution and sale of electric energy and the distribution, transportation and sale of natural gas in the State of Illinois. IP has publicly traded preferred shares outstanding but its common stock is wholly-owned by Illinova.

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

     IBE is a wholly-owned subsidiary of Illinova and was created to account for miscellaneous business activities not regulated by the ICC or the Federal Energy Regulatory Commission (FERC) and not falling within the business scope of other Illinova subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES
     CAPITAL RESOURCES AND REQUIREMENTS

     Cash flows from operations during the first nine months of 1998, supplemented by external financing, were sufficient to meet ongoing operating requirements and to service existing common and preferred stock dividends, debt requirements, IP's construction requirements and Illinova's investments in its subsidiaries. However, Illinova's and IP's liquidity has decreased as a result of higher than expected replacement power costs and higher Clinton costs combined with lower revenues caused by the rate reduction mandated by P.A. 90-561 and lower than anticipated subsidiary earnings.

     Illinova expects to use cash flows, supplemented by external financing, to meet operating requirements and to continue to service existing debt, IP's preferred and Illinova common stock dividends, IP's sinking fund requirements and Illinova's and IP's anticipated subsidiary investments and construction requirements for the remainder of 1998.

     On January 28, 1998, Illinova issued $40 million of 6.46% medium-term notes due October 1, 2002 under an existing $300 million shelf registration statement. On September 9, 1998 Illinova issued an additional $30 million of 6.15% medium-term notes due September 10, 2001 under the same shelf registration. Illinova currently has authority to issue an additional $130 million in debt securities under this shelf registration. Illinova's $110 million revolving credit agreement is subject to termination if Clinton is not operational by January 31, 1999. In anticipation of this possibility, Illinova has initiated action to replace this revolving credit agreement with a new facility. There is no assurance that this can be done on terms as favorable as the current agreement. IP pays Illinova dividends on the IP common stock held by Illinova to provide Illinova cash for operations. IP also is allowed to periodically repurchase its common stock from Illinova in accordance with authority granted by the ICC, contingent on IP meeting certain cash flow tests. Although IP currently satisfies this cash flow test, it is anticipated that it will not satisfy the test at year-end 1998 and for a portion of 1999. This test failure will not impact the ability to repurchase Illinova equity shares using securitization proceeds. Illinova's current $130 million capacity under the existing shelf registration should meet its cash requirements through the first quarter of 1999. Illinova is developing additional financial capabilities to meet future needs.

     IP issued a redemption notice for all outstanding bonds of its 6.00% Pollution Control First Mortgage Bonds due 2007 ($18.7 million) and its 8.30%
Pollution Control First Mortgage Bonds due 2017 ($33.8 million). Both series were called April 1, 1998. On March 6, 1998, IP issued $18.7 million of 5.40% Pollution Control Mortgage Bonds due 2028 and $33.8 million of 5.40% Pollution Control Mortgage Bonds due 2028. On May 8, 1998, IP filed an SEC Form S-3 registration for a $200 million debt shelf authorization. This debt shelf became effective May 27, 1998. On July 21, 1998, IP issued $100 million of 6.25% Mortgage Bonds due 2002 against this registration. On September 16, 1998, IP issued $100 million of 6.00% Mortgage Bonds due 2003 against this same shelf registration. On September 28,1998, IP issued a call notice on the 6.60% Series A Pollution Control Bonds due May 1, 2004. The bonds were called at par on November 1, 1998.

     IP's capital requirements for construction were approximately $190 million and $131 million during the nine months ended September 30, 1998 and 1997, respectively. Through 2000 IP plans to complete improvements in its generation facilities including pollution control equipment, equipment to support use of Powder River Basin coal and new combustion turbine peaking units. These improvements will cost approximately $300 million. In addition to these investments, IP will be required to deposit $62 million in cash with the IP Fuel Company Trustee for noteholders and take title to the partially depleted nuclear fuel in the reactor at Clinton Power Station on March 2, 1999 if Clinton does not return to service by January 31, 1999. IP currently has the authority to issue $250 million in long-term debt and $500 million in short-term debt, which includes $350 million in committed bank lines of credit. Of these authorized amounts, IP has $128 million in remaining capacity that may be utilized to issue commercial paper and extend floating rate notes. IP anticipates that this liquidity will be sufficient to address its requirements into the second quarter of 1999. IP is developing additional financial capabilities to meet future needs.

     On June 24, 1998, IP filed an application with the ICC seeking approval for securitization notes totaling $864 million. This represents 25% of the company's capitalization at December 31, 1996 as allowed by the 1997 Electric Utility Transition Funding law. The proceeds from these notes will be used to lower IP's cost of capital by repurchasing stock and retiring debt. The ICC approved and issued the Transitional Funding Order on September 10, 1998. On September 16, 1998, IP filed a shelf registration statement on Form S-3 with the SEC. On September 30, 1998, the Internal Revenue Service issued a private letter ruling to IP holding that, among other things, the notes will be obligations of IP for federal income tax purposes. Interest paid on the notes generally will be taxable to a United States Noteholder as ordinary interest income.

     Presently, IP's mortgage bonds are rated Baa1 by Moody's, BBB+ by Duff & Phelps and BBB by Standard & Poor's. IP's preferred stock is rated Baa2 by Moody's and BBB- by both Duff & Phelps and Standard & Poor's. Illinova's senior and medium-term notes have a rating of Baa3 from Moody's and BBB- from Standard & Poor's. On July 6, 1998, a change in outlook was issued. The outlook from Moody's changed from stable to negative and the outlook from Standard & Poor's changed from positive to stable.

     To avoid any possible constraint imposed by Federal or State laws as discussed above, on October 14, 1998, the Board of Directors declared IP preferred stock dividends for the first quarter of 1999 and declared IP common stock dividends which were paid in November totaling $.62 per share.


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

     On January 5, 1998, IP and PECO Energy Company (PECO) announced an agreement under which PECO will provide management services for Clinton. Although a PECO team will help manage the plant, IP continues to maintain the operating license for Clinton and retain ultimate oversight of the plant. PECO employees have assumed senior positions at Clinton, but the plant will remain primarily staffed by IP employees. IP made this decision based on a belief that bringing in PECO's experienced management team would be the most efficient way to get Clinton back on line and operating at a superior level as quickly as possible.

     On January 21, 1998, the NRC placed Clinton on its Watch List of nuclear plants that require additional regulatory oversight because of declining performance. Twice a year the NRC evaluates the performance of nuclear power plants in the United States and identifies those which require additional regulatory oversight. Once placed on the Watch List, a plant must demonstrate consistent improved performance before it is removed from the list. The Watch List issued on July 29, 1998 still included Clinton. The NRC will monitor Clinton more closely than plants not on the Watch List. This may include increased inspections, additional required documentation, NRC-required approval of processes and procedures and higher-level NRC oversight.

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

     The NRC has advised IP that it must submit a written report to the NRC at least two weeks prior to restarting Clinton, giving the agency reasonable assurance that IP's actions to correct recurring weaknesses in the corrective action program have been effective. After the report is submitted, the NRC staff will meet with IP's management to discuss the plant's readiness for restart.

     IP announced October 19, 1998 that it now appears likely the plant's restart will be after the first of the year. Moving restart into next year will increase the expense for the station's recovery process. IP currently expects Clinton's 1998 operating and maintenance expenses to be at least $88 million more than Clinton's 1997 expenses, totaling approximately $210 to $215 million for 1998.

     The prolonged outage at Clinton is having an adverse effect on Illinova's and IP's financial condition, through higher operating and maintenance and capital costs, lost opportunities to sell energy, and replacement power costs. The magnitude of these costs and lost opportunities is unknown because of uncertainty regarding the timing of Clinton's return to service, the ultimate cost of restart and uncertain market conditions. If Clinton is not back in service by the end of January 1999, IP must deposit $62 million with the IP Fuel Co. Trustee for noteholders for the acquisition of core fuel from IP Fuel Co. Previously disclosed earnings expectations are subject to the effects of these uncertainties and changes.

REGULATORY MATTERS

     RATE REDUCTION FILING

     IP submitted written filings with the ICC in June 1998 to begin the process of implementing a 15 percent residential rate reduction effective August 1, 1998. On July 22, 1998, IP filed a plan with the ICC for a one time reduction in residential and small commercial customers' electric bills of approximately 7.5 percent for the month of August in consideration of their energy conservation efforts this summer. The reduction was in addition to the 15 percent residential rate reduction that was effective August 1, 1998 and had the effect of beginning the 15 percent residential electric rate reduction two weeks early.


     ATTORNEY GENERAL COMPLAINT

     On July 17, 1998, a complaint against IP was filed at the ICC by the Illinois State Attorney General. The complaint alleges that IP failed to meet its statutory obligations to provide adequate and reliable service in connection with this summer's electric supply situation (for further disclosure, see "Power Supply and Reliability" on pages 25-26). It asks the ICC to conduct a management audit of IP and seeks an order requiring IP to offer compensation to customers for voluntary conservation and service interruptions. The Company believes it can effectively defend itself against these allegations, however, the outcome at this point is uncertain.


     SOYLAND POWER COORDINATION AGREEMENT

     The FERC approved an amended Power Coordination Agreement (PCA) between Soyland and IP in July 1997. Under the amended PCA, Soyland was allowed to prepay an Elected Capacity Reduction Fee associated with a unilateral reduction in its base capacity charge under the PCA. In December 1997, Soyland signed a letter of intent to pay in advance the remainder of its base capacity charges in the PCA. Soyland obtained the necessary financing and regulatory approvals during the second quarter of 1998. During the first quarter of 1998, IP received $30 million from Soyland and the remaining $40 million was received during the second quarter of 1998. The prepayment has been deferred and is being recognized as interchange revenue evenly over the initial term of the PCA which is from September 1, 1996 through August 31, 2006.


     UNIFORM FUEL ADJUSTMENT CLAUSE (UFAC)

     Previously, IP's rate schedules contained provisions for passing through to its electric customers increases or decreases in the cost of energy provided to its native load customers under the UFAC. Such costs included fuel and allowable fuel transportation costs, emission allowance costs, DOE spent fuel disposal fees and costs of power purchased to serve native load. On March 6, 1998, IP filed with ICC the necessary documents required for elimination of the UFAC. This established a new base fuel cost recoverable in IP's electric tariffs effective on the date of the filing. As provided in P.A. 90-561, the new base fuel cost is 1.287 cents per kwh, which is equal to 91 percent of IP's average prudent and allowable fuel and purchased power supply costs in the two most recent years for which the ICC has approved the level of recovery. Every year UFAC cost recoveries are audited by the ICC in a reconciliation proceeding in which they may be adjusted upward for actual costs not recovered, or downward through a disallowance of costs incurred. By opting out of the UFAC, IP eliminated exposure for potential disallowed fuel and purchased power costs for periods after December 31, 1996, as those years will no longer be subject to the ICC's annual reconciliation proceeding. This change will prevent IP from automatically passing through increases in cost and will expose IP to the risks and opportunities of price volatility in the marketplace. Whether electric energy costs will continue to be recovered in revenues from customers will depend on a number of factors, including the number of customers served, demand for electric service and changes in fuel cost components. These variables may be influenced, in turn, by market conditions, availability of generating capacity, future regulatory proceedings and environmental protection costs, among other things.


     DEREGULATION RULEMAKINGS AND TARIFFS

     As a result of P.A. 90-561, ICC rulemakings are underway covering issues such as affiliated interests and reliability. These regulatory proceedings, alone or in combination, could significantly impact how IP operates and is organized, but they are not likely to have a material impact on financial results.

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


     OPEN ACCESS AND COMPETITION
     In January 1998, IP, in conjunction with eight other transmission-owning entities, filed with the FERC for all approvals necessary to create and implement the Midwest Independent Transmission System Operator, Inc. (MISO). On September 16, 1998, the FERC issued an order authorizing the creation of a MISO. The MISO must now elect a seven-person independent board of directors within seventy five days of approval. The goals of this joint undertaking are to: 1) put in place a tariff allowing easy and nondiscriminatory access to transmission facilities in a multi-state region, 2) enhance regional reliability and 3) establish an entity that operates independently of any transmission owner(s) or other market participants, thus furthering competition in the wholesale generation market consistent with the objectives of the FERC's Order No. 888. Since January 1998, four other transmission-owning entities joined the MISO. Participation in an ISO by utilities was one of the requirements included in P.A. 90-561 enacted in 1997. The MISO has a stated goal to begin limited operation in 1999, and to be fully operational in the year 2000.

     See "Open Access and Competition" under "Regulatory and Legal Matters" of the "Notes to Consolidated Financial Statements" on page 12 of this report for additional information.

YEAR 2000 DATA PROCESSING

     In November 1996, Illinova deployed a project team to coordinate the identification, evaluation and implementation of changes to computer systems and applications necessary to achieve a year 2000 date conversion with no effect on customers or disruption to business operations.

     These actions are necessary to ensure that systems and applications will recognize and process coding for the year 2000 and beyond. Major areas of potential business impact have been identified. Illinova has inventoried 99% of its systems. Assessment of systems and processes was completed in October 1998. Implementation efforts are approximately 34% complete. Illinova also is communicating with third parties with whom it does business to facilitate continued business operations.

     The cost of achieving year 2000 compliance is estimated to be approximately $20.4 million through 1999. The amount expended as of October 31, 1998 is $6.4 million which has been charged to expense. Contingency plans for operating without year 2000 compliance have not been developed. Such activity is expected to begin in the fourth quarter of 1998, but exact timing will depend on assessment of progress. Project completion for Illinova is planned for the fourth quarter of 1999 for Illinova overall. For IP alone, the project is scheduled to be virtually complete by mid year 1999.

     If Illinova, IP or critical interfacing third parties' year 2000 efforts are unsuccessful, some or all of Illinova's and IP's commercial and operational activities could be interrupted for an indefinite time. In addition to monetary loss, equipment could be damaged and public safety impaired. It is uncertain whether such damage would be catastrophic or minimal. It is impossible to assess third party performance beyond Illinova's and IP's control.


DIVERSIFIED BUSINESS ACTIVITIES

     IGC, a wholly-owned subsidiary of Illinova, invests in energy-related projects throughout the world. Prior to the fourth quarter 1998, IGC owned 50 percent of the North American Energy Services Company (NAES) and in October
1998, IGC purchased the remaining 50 percent. NAES supplies a broad range of operations, maintenance and support services to the world-wide independent power generation industry and operates the Tenaska generation plants in which IGC has an equity interest.


ENVIRONMENTAL MATTERS

     GAS MANUFACTURING SITES

     See "Manufactured Gas Plant Sites" under "Regulatory and Legal Matters" of the "Notes to Consolidated Financial Statements" on page 16 of this report.

     NITROGEN OXIDE

     On September 24,1998, the Administrator of the US Environmental Protection Agency signed a final rule (commonly known as the NOx SIP Call) requiring 22 States and the District of Columbia to submit State implementation plans that address the regional transport of ground-level ozone through reductions in nitrogen oxides (NOx). The rule imposes an ozone-season NOx tonnage cap on each state. States have the ability to choose their NOx emission reduction strategy; however, utility and large industrial sources are the most likely targets for reductions. The State reduction plans are required by September, 1999 and NOx emission reduction measures must be in place by May 1, 2003. Utility NOx emissions are expected to be capped based on a NOx limit of 0.15 pounds per million Btu of heat input; this is equivalent to an 85% reduction in utility sector NOx emissions. IP's preliminary estimate to comply with the anticipated utility NOx limit is $129 to $140 million beyond the $97.5 million cost of the Phase II Acid Rain NOx reduction requirements. The NOx SIP Call is expected to be challenged by utility and industrial organizations as well as several states.

     EMISSION ALLOWANCE EXCHANGES

     The value of emission allowances expected to be given up in future periods as the result of exchange agreements was recorded in the third quarter 1998 at the current market price and a liability of $9.8 million was recognized. This obligation will be adjusted as price fluctuates until the allowances are surrendered.

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

     IP will face major changes in how it generates electricity if the Kyoto Protocol is ratified, or if the Protocol's reduction goals are incorporated into other environmental regulations. IP would have to repower some generating units and change from coal to natural gas in other units to reduce greenhouse gas emissions. IP estimates that compliance with these proposed regulations may require significant capital outlays and an increase in annual operating expenses which could have a material adverse impact on Illinova and IP.

POWER SUPPLY AND RELIABILITY

     Electricity was in short supply throughout Illinois and Wisconsin this summer because of an unusually high number of plant outages in this region. IP was able to secure generation and transmission capacity in order to guard against disruptions in service. IP took additional steps to avoid potential shortages, including inspecting and upgrading transmission lines and equipment, readying emergency procedures and restarting two plants that were in cold-shutdown. Expenses incurred as a result of the shortage of electricity this summer have had a material adverse impact on Illinova and IP.

     IP experienced unprecedented and unexpected prices for power purchases during the last week of June 1998. Replacement power costs for the second quarter of 1998 were $49 million higher than the second quarter of 1997 and $55 million higher through June 1998 as compared to 1997. In addition, during June 1998 IP recorded an accrual of $58.3 million for probable and reasonably estimable losses on power sales commitments with scheduled third quarter 1998 delivery dates. The earnings impact of replacement power costs for the third quarter of 1998 was in line with July 1998 projections. The ultimate amount of 1998 losses associated with power sales commitments and lost margin on sales to native load customers was largely the result of factors influencing the price of purchased power such as regional weather, regional generation capacity, market conditions including prices and liquidity, generation and transmission availability as well as factors affecting IP's generating and transmission capacity. In addition, IP is subject to future price and capacity risk related to electric power supply contracts for the years 1999 and 2000. In the fourth quarter of 1998, IP expects to accrue an additional amount of approximately $20 million to provide for other 1999 and 2000 sales agreements that it previously expected to fulfill through IP generation.

     The ultimate financial impact of these contracts will depend on market conditions and IP's system availability. IP will continue to review its accounting treatment of these commitments as further guidance is issued by the EITF regarding issue 98-10, "Accounting for Energy Trading and Risk Management Activities." See discussion of EITF 98-10 under "Accounting Matters" in the "Notes To Consolidated Financial Statements" on page 15.

     On July 7, 1998, IP testified before the ICC and July 8, 1998 before the Environment and Energy Committee of the Illinois House of Representatives with regard to the electric supply problems of late June and IP's supply plans for the rest of the summer. IP stated it was monitoring power plant maintenance and transmission system preparation. In the third quarter, in response to the summer supply situation, IP increased MWH generation 16.4 percent compared to the same quarter of 1997 by running selected plants at peak and re-activating oil-fired generating plants previously placed in cold shutdown.

     In addition to having Clinton back in service, IP expects to have more than 400 megawatts of additional generation on line for the summer of 1999. That includes approximately 235 megawatts from five oil-fired units being brought up from cold shutdown and 176 megawatts from four natural gas turbines that IP plans to install before next summer. Total cost for the two projects is estimated at $87 million. IP also plans to refurbish nine gas turbines already in service at a cost of $13 million. At a public ICC proceeding on reliability on October 4, 1998, IP said that, even though it expects Clinton to be available by summer 1999, for purposes of advance coverage of anticipated summer demand it is using the assumption that Clinton will not be operating. Options being considered include various demand side management initiatives, power purchases and selected financial and insurance products.


At an ICC proceeding on reliability October 4, 1998, IP said that, even though it expects Clinton to be available by summer 1999, for purposes of covering anticipated summer demand, it is assuming that Clinton will not be operational. Various demand side management initiatives, power purchases, and financial and insurance products are being used or reviewed as approaches to reduce the risk of supply shortage.

RESULTS OF OPERATIONS

                 THREE MONTHS ENDED September 30, 1998 AND 1997

     Electric Operations - Electric revenues for the third quarter of 1998 decreased $2.0 million compared to the third quarter of 1997 primarily due to the 15% residential rate decrease mandated by deregulation legislation and effective August 1, 1998. Also contributing to the decrease in revenue was the one-time August billing rate reduction of 7.5% for residential and small commercial customers. Electric interchange revenues increased $223.8 primarily due to increased activity on the interchange market. Power purchased increased $243.5 million also due to increased activity on the interchange market and expected losses on future contract obligations. During the quarter, fuel for electric plants increased $7.0 million due a to 7.3% increase in equivalent availability for fossil plants, higher fuel prices and the elimination of the Uniform Fuel Adjustment Clause. For more information, see "Uniform Fuel Adjustment Clause" under "Regulatory Matters" of the "Management's Discussion and Analysis" on page 22 of this report. These factors combined to decrease electric margin $28.7 million for the quarter.

     Kilowatt hour (kwh) sales to ultimate consumers increased 8.8% for the quarter due to increases of 13.0% and 7.6% in the residential and the commercial markets, respectively. Cooling degree days increased approximately 27.9% from 1997 which contributed to the increase in sales to the temperature-sensitive markets.

     For the third quarters of 1998 and 1997, Clinton was unavailable due to the continued outage which began September 6, 1996. The equivalent availability for IP's coal-fired plants was 87.3% and 80.0% for the three months ended September 30, 1998 and 1997, respectively. The higher equivalent availability for the fossil plants in 1998 was primarily due to running selected plants at peak in response to power supply shortages.

     Gas Operations - For the quarter, gas margin decreased $0.8 million. Gas revenues decreased $3.6 million despite a 18.4% increase in therm sales (excluding transport) due to lower gas prices. Gas purchased costs decreased $2.8 million also due to low gas prices.

     Operation and Maintenance Expenses - Of the 1998 third quarter increase of $31.7 million, approximately $24 is due to higher operating and maintenance expenses associated with the Clinton outage. For more information, see "Clinton Power Station" of the "Management's Discussion and Analysis" on pages 20-21 of this report. The remaining $8 million increase is largely due to reactivating oil-fired plants from cold shutdown and increased maintenance to the transmission and distribution system related to reliability.

     Diversified enterprises - Due primarily to decreased power trading activity at IEP and for all market participants, diversified enterprise revenues decreased $236.7 million for the third quarter of 1998, which was offset by a decrease in diversified enterprise expenses of $237.9 million.

     Earnings per Common Share - The earnings per common share for Illinova during the third quarter of 1998 and 1997 resulted from the interaction of all of the factors discussed herein.

RESULTS OF OPERATIONS

                  NINE MONTHS ENDED September 30, 1998 AND 1997

     Electric Operations - Electric revenues for the first nine months of 1998 decreased $4.8 million compared to the first nine months of 1997 due to decreased sales to residential and commercial customers during the first quarter of the year and the 15% residential rate decrease mandated by deregulation legislation and effective August 1, 1998. Also contributing to the decrease in revenue was the one-time August billing rate reduction of 7.5% for residential and small commercial customers. Electric interchange revenues increased $352.7 million primarily due to increased activity on the interchange market. Power purchased increased $488.6 million due to unprecedented and unexpected power prices and regional power supply shortages which resulted in higher than expected power supply costs. Year-to-date figures include a loss of approximately $58.3 million on power sales commitments delivered during the third quarter and expected losses on future contract obligations. During the first nine months of 1998, Fuel for Electric Plants increased $19.1 million as a result of running peaking units and reactivation of oil-fired plants from cold shutdown. For more information, see "Uniform Fuel Adjustment Clause" under "Regulatory Matters" of the "Management's Discussion and Analysis" on page 22 of this report and "Power Supply and Reliability" under the "Management's Discussion and Analysis" on pages 25-26. These factors combined to decrease electric margin $159.8 million for the nine months ended September 30, 1998.

     Kilowatt hour (kwh) sales to ultimate consumers increased 3.2% for the nine months ended September 30, 1998 due to increases of 6.3% and 3.3% in the residential and the commercial markets, respectively.

     For the nine months ended September 30, 1998 and 1997, Clinton was unavailable due to the continued outage which began September 6, 1996. The equivalent availability for IP's coal-fired plants was 84.1% and 73.4% for the nine months ended September 30, 1998 and 1997, respectively. The lower equivalent availability for the fossil plants in 1997 was primarily due to the fire and subsequent shut-down of the Wood River fossil station in December 1996.

     Gas Operations - For the nine months ended September 30,1998, gas margin decreased $24.4 million. Gas revenues decreased $61.3 million due to low gas prices and a 12.7% decrease in therm sales (excluding transport) caused by mild weather. Gas purchased costs decreased $36.9 million due to the lower consumption and lower gas prices.

     Operation and Maintenance Expenses - The increase for the first nine months of 1998 of $90.2 million is primarily due to higher operating and maintenance expenses associated with the Clinton outage. For more information, see "Clinton Power Station" of the "Management's Discussion and Analysis" on pages 20-21 of this report.

     Diversified enterprises - Due primarily to decreased power trading activity at IEP, diversified enterprise revenues decreased $295.7 million for the first nine months of 1998, which was offset by a decrease in diversified enterprise expenses of $317.4 million.

     Earnings per Common Share - The earnings per common share for Illinova during the third quarter of 1998 and 1997 resulted from the interaction of all the factors discussed herein.

PART II. OTHER INFORMATION

ITEM 1.
     Legal Proceedings

     See "Notes to Consolidated Financial Statements" in Part I for a discussion of certain legal proceedings related to manufactured gas plant sites.

     See "Management's Discussion and Analysis" in Part I for a discussion of certain legal proceedings related to regulatory matters.

     Currently, commercial reprocessing of spent nuclear fuel is not allowed in the U.S. The Nuclear Waste Policy Act of 1982 (NWPA) was enacted to establish a government policy with respect to disposal of spent nuclear fuel and high-level radioactive waste. On June 20, 1994, IP, along with other utilities and state utility commissions, filed an action in the D.C. Circuit Court of Appeals asking the Court to rule that the Department of Energy (DOE) is obligated to take responsibility for spent nuclear fuel by January 31, 1998 under the NWPA. The utilities asked the Court to confirm the DOE's commitment and to order the DOE to develop a compliance program with appropriate deadlines. The utilities also asked for relief from the ongoing funding requirements or to have an escrow account established for future funds paid to DOE. Subsequently, the petition was amended to seek, in addition, relief in the form of specific performance.

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

     IP has on-site storage capacity that will accommodate its spent fuel storage needs until the year 2007, based on operating levels with Clinton in production. If by that date the DOE has not complied with its statutory obligation to dispose of spent fuel, and IP has continued to operate the plant, IP will have to use alternative means of disposal, such as dry storage in casks on site or transportation of the fuel rods to private or collectively-owned utility repositories. IP is currently an equity partner with seven other utilities in an effort to develop a private temporary repository. Attempts to reach agreement with the Mescalaro Apache Tribe of New Mexico ended in early 1996; however, the group signed a lease in December 1996 with the Goshute Tribe to use land on its Utah reservation. A spent fuel storage license was filed with the NRC in 1997, initiating a process which will take the NRC up to three years to complete. Continued participation in the partnership will depend on the technological and economic viability of the project. Safe, dry, on-site storage is technologically feasible, but is subject to licensing and local permitting requirements, for which there may be effective opposition.

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

                  Report filed on Form 8-K on July 15, 1998
                                       Item 7, Exhibits: Press release
                                       Illinova  releases  1998 second
                                       quarter  earnings  and provides
                                       earnings outlook for 1998.

                  Report filed on Form 8-K on October 20, 1998
                                       Item 7, Exhibits: Press Release
                                       Illinova  releases  1998  third
                                       quarter   earnings,   announces
                                       revision  in  Clinton  re-start
                                       date  and  announces   Treasury
                                       Stock buyback authorization.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     ILLINOVA CORPORATION
                                                          (Registrant)




                                                   By /s/ Larry F. Altembaumer
                                                     ---------------------------
                                                     Larry F. Altenbaumer
                                                     Chief Financial Officer
                                                     Treasurer and Controller
                                                     on behalf of
                                                     Illinova Corporation







Date: November 16, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     ILLINOIS POWER COMPANY
                                                     (Registrant)



                                                  By /s/ Larry F. Altembaumer
                                                     ---------------------------
                                                     Larry F. Altenbaumer
                                                     Senior Vice President and
                                                     Chief Financial Officer
                                                     on behalf of
                                                     Illinois Power Company







Date: November 16, 1998

                                  EXHIBIT INDEX


                                                             PAGE NO. WITHIN
                                                          SEQUENTIAL NUMBERING
EXHIBIT                          DESCRIPTION                    SYSTEM

   10                Material Contracts                        34 - 69

   27                Financial Data Schedule UT
                     (filed herewith)

Exhibit 10 - Material Contracts


     10a - Employment Contract

Charles E. Bayless
Illinova Corporation
500 South 27th Street
Decatur, Illinois  62521

Dear Mr. Bayless:

         This letter is to confirm the terms of your employment with Illinova Corporation.

1. Salary. Your annual base salary will be $560,000, subject to periodic review to determine whether an increase is appropriate.

2.   Bonus.  You will be  entitled to  participate  in the  Executive  Incentive
     Compensation Plan. For 1998, you are guaranteed a minimum bonus of $232,000, with an opportunity for a payment of up to $302,000 for the year. After 1998, your bonus under the Executive Incentive Compensation Plan will be $280,000 (which is 50% of your salary) if the target level of performance is achieved, and your bonus will be $420,000 (which is 75% of your salary) at the maximum achievement level.

3. Long-Term Incentive Award. For 1998, your entire long-term incentive award will be in the form of a stock option, the terms of which are reflected in the enclosed stock option agreement. After 1998, 70% of your long-term incentive award will be made as a stock option grant, and the remaining 30% will be made as performance share grant. Although the size of your future long-term incentive awards has not yet been determined, I anticipate that the value of your annual award would approximate 90% of your base salary.

4.   Supplemental   Pension.   In  lieu  of   participation   in  the  Company's
     Supplemental Executive Retirement Plan, you will be covered by the enclosed Supplemental Pension Plan.

5. Retention Agreement. You will be covered by the enclosed Employee Retention Agreement, which provides benefits in the event of a Change in Control.

6. Loan. To compensate you for amounts you have foregone by leaving Tucson Electric Power Company to join Illinova Corporation, you will be entitled to a loan from the Company of $500,000. The terms of the loan are reflected in the enclosed letter and promissory note.

7. Lump Sum Death Benefits. If your death should occur while you are employed by the Company, your surviving spouse (or, if she does not survive you, the beneficiary designated by you) will be entitled to a lump sum death benefit of two times the amount of your salary plus your target bonus at the time of your death. In lieu of receiving this lump sum death benefit, your surviving spouse may elect to receive the surviving spouse benefit under the Supplemental Pension Plan. (If your spouse does not survive you, only the death benefit described in this paragraph is payable. The Supplemental Pension Plan does not provide for other survivor benefits.)

8. Termination. You may resign from the Company at any time for any reason, and the Board of Directors of the Company may terminate your employment at any time for any reason. At the time of your termination of employment, you (or your estate) will be entitled to the compensation and benefits specified in this letter and the enclosed material, as well as to the other benefits you earned while employed by the Company, to the extent such compensation and benefits are payable on your termination of employment. You agree that, upon termination of employment for any reason, you will resign from the Board of Directors of the Company and the subsidiaries.

     If the foregoing reflects your understanding of the terms of your agreement with the Company, please so indicate by signing and returning a copy of this letter to the undersigned, along with a signed copy of each of the enclosures.

                                                   Very truly yours,

                                                   Illinova Corporation



Accepted and agreed to this
13th day of August, 1998.


Charles E. Bayless

Exhibit 10 - Material Contracts

     10b - Agreement to Make a Loan

Charles E. Bayless
Illinova Corporation
500 South 27th Street
Decatur, Illinois  62521

Dear Mr. Bayless:

         This letter is to confirm our verbal agreement that Illinova Corporation (the "Company") will loan you $500,000.00. The Company is making the loan to compensate you for amounts you have foregone by leaving Tucson Electric Power Company to join the Company. As a condition of receiving the loan, you must sign and return one copy of this letter and the enclosed promissory note.

         As indicated in the promissory note, 20% of the principal amount of the loan will be forgiven on each of the first through fifth anniversaries of July 6, 1998, if you are employed by the Company on such anniversary. Also, as of each such anniversary, the entire amount of interest accrued on the outstanding principal during the prior one-year period shall be forgiven.

         As of each anniversary, the amount of the forgiveness of principal or interest on that date will be taxable income to you. As of each date on which the forgiveness occurs, you will become entitled to a tax gross-up payment from the Company in an amount equal to the aggregate of the additional Federal, state and local income taxes payable by you by reason of the forgiveness of the interest amount (but not by reason of the forgiveness of the principal amount), and by reason of your receipt of the gross-up payment.

         If, prior to December 31, 1999, your employment is terminated by the Company for reasons other than Cause, the amount of any outstanding balance of principal and interest will be forgiven, and you will become entitled to a tax gross-up payment in an amount equal to the aggregate of the additional Federal, state and local income taxes payable by you by reason of the forgiveness of the interest amount (but not by reason of the forgiveness of the principal amount), and by reason of your receipt of the gross-up payment. However, if your employment is terminated (i) prior to December 31, 1999 by the Company for Cause, (ii) prior to December 31, 1999 by reason of your death, disability, voluntary resignation or any other reason, except by the Company other than for Cause, or (iii) for any reason on or after December 31, 1999, then the amount of any outstanding balance of principal and interest will become immediately due and payable. After termination of your employment, if amounts are due from you to repay the loan, and such amounts are otherwise unpaid, the Company retains the right to offset such liability against amounts otherwise due to you from the Company.

         If the foregoing reflects your understanding of the terms of your agreement with the Company, please so indicate by signing and returning a copy of this letter to the undersigned, along with a signed copy of each of the enclosures.

                                                         Very truly yours,

                                                         Illinova Corporation

                                                         By:


Accepted and agreed to this
13th day of August, 1998.


Charles E. Bayless

Exhibit 10 - Material Contracts

     10c - Promissory Note

                                 PROMISSORY NOTE

$500,000.00                                                   August 13, 1998
                                                              Decatur, Illinois


         FOR VALUE RECEIVED, the undersigned, Charles E. Bayless, an individual (the "Employee"), promises to pay to the order of Illinova Corporation, an Illinois corporation (the "Company"), on the date on which the Employee's employment with the Company terminates (the "Maturity Date"), the principal sum of $500,000.00 and any accrued interest on this Note, subject to the provisions of this Note relating to forgiveness of such obligations.

         This Note evidences obligations in connection with a loan made by the Company to the Employee as part of the inducement to the Employee to become employed by the Company.

         The unpaid principal amount of this Note from time to time outstanding shall bear interest at a rate per annum (based upon a 365/366 day year) equal to the applicable Federal rate as of the August 13, 1998, as determined for purposes of section 1274(d) of the Internal Revenue Code of 1986, as amended, compounded annually. After the Maturity Date, any unpaid and unforgiven principal amount and accrued unforgiven interest on the unpaid principal amount of this Note shall be payable on demand.

         As of each of the first five one-year anniversaries of July 6, 1998, if the Employee is employed by the Company on such anniversary, an amount equal to $100,000.00 of the principal amount due under this Note, together with the amount of interest that has accrued with respect to the entire unpaid principal and interest amount since the preceding July 6, shall be forgiven. If the Employee's employment with the Company terminates prior to December 31, 1999, and such termination is the result of being discharged by the Company for reasons other than Cause, any remaining principal and interest shall be forgiven. If the Employee's employment with the Company terminates (i) prior to December 31, 1999 by the Company for Cause, (ii) prior to December 31, 1999 by reason of the Employee's death, disability, voluntary resignation or any other reason, except by the Company other than for Cause, or (iii) for any reason on or after December 31, 1999, then any remaining principal and interest shall become due and payable on the date of such termination of employment. For purposes of this Note, the term "Cause" shall mean:

          (a) the Employee's conviction of any criminal violation involving dishonesty, fraud, or breach of trust,

          (b) the Employee's willful engagement in any misconduct in the performance of the Employee's duty that materially injures the Company,

          (c) the Employee's performance of any act which, if known to the shareholders or regulators of the Company or any of its subsidiaries, would materially and adversely affect the business of the Company or any of its subsidiaries, or

          (d) the Employee's willful and substantial nonperformance of assigned duties; provided that such nonperformance has continued more than ten days after the Company has given written notice of such nonperformance and of its intention to terminate the Employee's employment because of such nonperformance.

         Subject to the other terms and conditions hereof, the Employee may voluntarily prepay all or any portion of the unpaid and unforgiven principal amount of this Note from time to time outstanding and any accrued and unforgiven interest thereon, without premium or penalty.

         All payments of principal of and interest on this Note shall be payable in lawful currency of the United States of America at Decatur, Illinois or such other place as the Company shall designate to the Employee in writing, in cash or by check. If payment hereunder falls due on a day which is either a Saturday, Sunday or any other day on which banks in Decatur, Illinois are not generally open for business to the public (i.e., not a "Business Day"), then such due date shall be extended to the immediately succeeding Business Day, and additional interest shall accrue and be payable for the period of any such extension.

         The Employee agrees that if any of the following events of default (each an "Event of Default") shall occur and be continuing:

          (i) default in the performance or observance of any other agreements of the Employee contained herein, or

          (ii) the institution of any bankruptcy, insolvency, receivership or similar proceeding relating to the Employee or his assets, and if such case or proceeding is not commenced by the Employee, it is consented to or acquiesced in by the Employee or remains for 60 days undismissed;

then the Company may declare this Note and all unpaid and unforgiven principal of and interest on this Note and all accrued costs, expenses and other amounts under this Note to be due and payable, whereupon all unpaid and unforgiven principal of and interest on this Note and all such costs, expenses and other amounts shall immediately become due and payable following such declaration.

         The Employee hereby represents and warrants to the Company as of the date hereof (i) that this Note is the legally valid and binding obligation of the Employee, enforceable against the Employee in accordance with its terms, and
(ii) that the execution, delivery and performance by the Employee of this Note does not conflict with or contravene (a) any law, rule or regulation binding upon the Employee or affecting any of the Employee's assets, (b) any provision of any contract, instrument or agreement binding upon the Employee or affecting any of the Employee's assets, or (c) any writ, order, judgment, decree or decision of any court or governmental instrumentality binding upon the Employee or affecting any of the Employee's assets.

         All notices, certificates and other communications ("Notices") hereunder shall be in writing and may be either delivered personally, by nationally recognized express courier for overnight delivery, or by facsimile (with request for assurance of receipt in a manner appropriate with respect to communications of that type, provided that a confirmation copy is concurrently sent by a nationally recognized express courier for overnight delivery) or mailed, postage prepaid, by certified or registered mail, return receipt requested, addressed as follows:

         If to the Company:         Illinova Corporation
                                    500 South 27th Street
                                    Decatur, Illinois 62521
                                    Attention: General Counsel

         If to the Employee:        Charles E. Bayless
                                    Illinova Corporation
                                    500 South 27th Street
                                    Decatur, Illinois 62521

         All notices hereunder shall be in writing (including, without limitation, facsimile transmission) and shall be sent to the Employee or the Company, as appropriate, at such party's address shown above, or at such other address as such party may, by written notice received by the other party hereto, have designated as its or his address for such purpose. Notices sent by facsimile transmission shall be deemed to have been given when sent; notices sent by mail shall be deemed to have been given five days after the date mailed by registered or certified mail, postage prepaid; and notices sent by hand delivery shall be deemed to have been given when received.

         This Note has been made and delivered at Decatur, Illinois and shall be construed in accordance with and governed by the internal laws of the State of Illinois. Wherever possible, each provision of this Note shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Note shall be prohibited by or invalid under applicable law, such provision shall be ineffective to the least extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Note.

         IN WITNESS WHEREOF, the Employee has caused this Note to be executed as of the day and year first above written.




                                                     Charles E. Bayless

Exhibit 10 - Material Contracts

     10d - Agreement Concerning Supplemental Pension Plan


                              ILLINOVA CORPORATION
                            SUPPLEMENTAL PENSION PLAN

     The Supplemental Pension Plan (the "Plan") is adopted effective July 6, 1998. The Plan is established and maintained by Illinova Corporation for the purpose of providing benefits for the Participant, Charles E. Bayless. Accordingly, Illinova Corporation hereby adopts the Plan pursuant to the terms and provisions set forth below:

                                    ARTICLE I

                                   Definitions

     Wherever  used  herein  the   following   terms  shall  have  the  meanings
hereinafter set forth:

     1.1 "Accrued Vested Benefit" of the Participant shall have the meaning determined in accordance with Section 3.1.

     1.2 "Board" means the Board of Directors of the Company.

     1.3 "Cause" means:

     (a) the Participant's conviction of any criminal violation involving dishonesty, fraud, or breach of trust,

     (b) the Participant's will engagement in any misconduct in the performance of the Participant's duty that materially injures the Company,

     (c) the Participant's performance of any act which, if known to the shareholders or regulators of the Company or any of its subsidiaries, would materially and adversely affect the business of the Company or any of its subsidiaries, or

     (d) the Participant's willful and substantial nonperformance of assigned duties; provided that such nonperformance has continued more than ten days after the Company has given written notice of such nonperformance and of its intention to terminate the Participant's employment because of such nonperformance.

     1.4 "Code" means the Internal Revenue Code of 1986, as amended from time to time, and any regulations relating thereto.

     1.5 "Company" means Illinova Corporation, an Illinois corporation, or, to the extent provided in Section 7.8 any successor corporation or other entity resulting from a merger or consolidation into or with the Company or a transfer or sale of substantially all of the assets of the Company.

     1.6 "Earnings" of the Participant for any calendar month means the Participant's accrued salary and bonus for that month and, for this purpose, shall include any portion of such salary or bonus that would otherwise have been includible for the month but is contributed by the Company on behalf of the Participant pursuant to the Participant's election under a "qualified cash or deferred arrangement" (as defined in section 401(k) of the Code) that is part of any qualified profit sharing plan maintained by the Company. For purposes of this definition, the Participant's bonus for any month is the bonus amount earned under the Executive Incentive Compensation Plan (or any other successor plan providing for an annual bonus) for that month. For each calendar year after 1998, the annual bonus shall be deemed to be earned evenly during each of the months in which the Participant was employed by the Company during that year. For each of the six months between July and December, 1998, the bonus amount deemed to be earned in a month shall be 1/12th of $232,000 plus 1/6 of any portion of the Participant's total annual bonus for 1998 that exceeds $232,000.

     1.7 "Final Average Earnings" means the average of the Participant's monthly Earnings during the 36 consecutive calendar months that produces the highest average and that occurs during the last 60 calendar months ending with the calendar month in which the Participant's employment with the Company terminates. If the Participant total employment period with the Company is less than 36 calendar months, his Final Average Earnings shall be determined by averaging (on a calendar month basis) the Earnings received by him from the Company during his entire period of employment.

     1.8 "Normal Retirement Date" means the first day of the calendar month coinciding with or next following the Participant's 65th birthday.

     1.9 "Participant" means Charles E. Bayless.

     1.10 "Plan" means the Illinova Corporation Supplemental Pension Plan.

     1.11 "Qualified Plan" means the Illinois Power Company Retirement Income Plan for Salaried Employees or any successor plan.

     1.12 "Qualified Plan Retirement Benefit" means the benefit payable to a Participant pursuant to the Qualified Plan by reason of his termination of employment with the Company for any reason other than death.

     1.13 "Qualified Plan Surviving Spouse Benefit" means the benefit payable to the Surviving Spouse of the Participant pursuant to the Qualified Plan in the event of the death of the Participant at any time prior to commencement of payment of his Qualified Plan Retirement Benefit.

     1.14 "Supplemental Retirement Benefit" means the benefit payable to the Participant pursuant to the Plan by reason of his termination of employment with the Company for any reason other than death.

     1.15 "Surviving Spouse" means a person who is married to the Participant at the date of his death and for at least one year prior thereto.

     1.16 "Supplemental Surviving Spouse Benefit" means the benefit payable to a Surviving Spouse pursuant to the Plan.

     1.17 The Participant's "termination" of employment with the Company shall be deemed to occur on the day immediately following the date on which he is last employed by the Company

     1.18 Words in the masculine gender shall include the feminine and the singular shall include the plural, and vice versa, unless qualified by the context. Any headings used herein are included for ease of reference only, and are not to be construed so as to alter the terms hereof.

                                   ARTICLE II
                                   Eligibility

     The Participant shall be eligible to receive a Supplemental Retirement Benefit to the extent provided in Article III of the Plan. If the Participant dies prior to commencement of payment of his Qualified Plan Retirement Benefit, the Surviving Spouse of the Participant shall be eligible to receive a Supplemental Surviving Spouse Benefit to the extent provided in Article IV of the Plan.

                                   ARTICLE III
                         Supplemental Retirement Benefit

     3.1 Amount. The Supplemental Retirement Benefit payable to the Participant in the form of a straight life annuity over the lifetime of the Participant only, commencing on his Normal Retirement Date, shall be a monthly amount equal to the excess of the amount described in paragraph (a) over the amount described in paragraph (b) below:

     (a)  the Participant's Accrued Vested Benefit;

                                      LESS

     (b) the monthly amount of the Qualified Plan Retirement Benefit actually payable to the Participant under the Qualified Plan.

     The amounts described in (a) and (b) shall be computed as of the date of termination of employment of the Participant with the Company in the form of a straight life annuity payable over the lifetime of the Participant only commencing on his Normal Retirement Date.

     The   Participant's   "Accrued  Vested  Benefit"  shall  be  determined  in
accordance with the following:

     (i) if the Participant's employment with the Company terminates for any reason prior to January 1, 2000, his Accrued Vested Benefit shall be zero, and he shall not be entitled to any benefits under the Plan;

     (ii) if the Participant's employment with the Company terminates after December 31, 1999 and prior to December 31, 2004, and the termination occurs by reason of his being discharged by the Company for reasons other than Cause, or if the Participant's employment with the Company terminates on or after December 31, 2004 for any reason, the Participant's Accrued Vested Benefit shall be equal to 40% of the Participant's Final Average Earnings as of the date of his termination of employment; and

     (iii) if the Participant's employment with the Company terminates after December 31, 1999 and prior to December 31, 2004, and the termination occurs for any reason other than his being discharged by the Company for reasons other than Cause, the Participant's Accrued Vested Benefit shall be equal to 40% of the Participant's Final Average Earnings as of the date of his termination of employment, multiplied by the vesting percentage determined in accordance with the following schedule:

     --------------------------------------   ----------------------------------
     If the Participant's employment with      The vesting percentage shall be:
     the Company terminates during this
                   period:

     --------------------------------------   ----------------------------------
      On or after December 31, 2000, and                   20%
           before December 31, 2001

     --------------------------------------   ----------------------------------
      On or after December 31, 2001, and                   40%
           before December 31, 2002

     --------------------------------------   ----------------------------------
      On or after December 31, 2002, and                   60%
           before December 31, 2003

     --------------------------------------   ----------------------------------
      On or after December 31, 2003, and                   80%
           before December 31, 2004

     --------------------------------------   ----------------------------------
            After December 31, 2004                       100%
     --------------------------------------   ----------------------------------


Notwithstanding the foregoing provisions of this Section 3.2, the determination of the Participant's benefits shall be subject to the provisions of paragraph 1 of the Employee Retention Agreement between the Company and the Participant dated August 13, 1998, to the extent that such provisions are applicable by their terms.

     3.2 Form of Benefit. The Supplemental Retirement Benefit payable to the Participant shall be paid in the same form under which the Qualified Plan Retirement Benefit is payable to the Participant. The Participant's election under the Qualified Plan of any optional form of payment of his Qualified Plan Retirement Benefit shall also be applicable to the payment of his Supplemental Retirement Benefit.

     3.3 Commencement of Benefit. Payment of the Supplemental Retirement Benefit to the Participant shall commence on the same date as payment of the Qualified Plan Retirement Benefit to the Participant commences. Any election under the Qualified Plan made by the Participant with respect to the commencement of payment of his Qualified Plan Retirement Benefit shall also be applicable with respect to the commencement of payment of his Supplemental Retirement Benefit.

     3.4 Approval of Company. Notwithstanding the provisions of Sections 3.2 and
3.3 above, an election made by the Participant under the Qualified Plan with respect to the form of payment of his Qualified Plan Retirement Benefit or the date for commencement of payment thereof shall not be effective with respect to the form of payment or date for commencement of payment of his Supplemental Retirement Benefit hereunder unless such election is expressly approved in writing by the Company with respect to his Supplemental Retirement Benefit. If the Company shall not approve such election in writing, then the form of payment or date for commencement of payment of the Participant's Supplemental Retirement Benefit shall be selected by the Company in its sole discretion. If benefits are payable to the Participant under this Plan, but no benefits are payable to the Participant under the Qualified Plan, the time and form of benefit shall be selected by the Participant, subject to the consent of the Company, from among the alternatives that would be available under the Qualified Plan (or such other alternatives permitted by the Company).

     3.5 Actuarial Equivalent. A Supplemental Retirement Benefit which is payable in any form other than a straight life annuity over the lifetime of the Participant, or which commences at any time prior to the Participant's Normal Retirement Date, shall be the actuarial equivalent of the Supplemental Retirement Benefit set forth in Section 3.1 above as determined by the same actuarial adjustments as those specified in the Qualified Plan with respect to determination of the amount of the Qualified Plan Retirement Benefit.

                                   ARTICLE IV
                      Supplemental Surviving Spouse Benefit

     4.1  Amount. If the Participant dies either:

     (i)  while employed by the Company; or

     (ii) prior to commencement of payment of his Supplemental Retirement Benefit under this Plan, but after his employment with the Company has terminated with an Accrued Vested Benefit that is greater than zero;

then a Supplemental Surviving Spouse Benefit is payable to his Surviving Spouse as hereinafter provided. The monthly amount of the Supplemental Surviving Spouse Benefit payable to a Surviving Spouse shall be equal to the excess of the amount described in paragraph (a) over the amount described in paragraph (b) below:

     (a) the monthly amount of the Qualified Plan Surviving Spouse Benefit to which the Surviving Spouse of the Participant would have been entitled under the Qualified Plan, but determined by applying the Surviving Spouse Benefit provisions of the Qualified Plan as though the amount of the monthly benefit (payable in the form of a straight life annuity commencing at the Participant's Normal Retirement Date) which the Participant had earned on the date of his death had been equal to the amount of his Accrued Vested Benefit (as defined in Section 3.1 of this Plan);

                                      LESS

     (b) the monthly amount of the Qualified Plan Surviving Spouse Benefit actually payable to the Surviving Spouse under the Qualified Plan.

     Notwithstanding any other provision of the Plan, the Surviving Spouse shall be entitled to benefits under this Section 4.1 only if she waives all rights to receive the lump sum death benefits to which she would otherwise be entitled under the provisions of the July 6, 1998 letter to the Participant from the Company, with such waiver to be made within 90 days after the Participant's death in accordance with the procedures established by the Company.

     4.2 Form and Commencement of Benefit. A Supplemental Surviving Spouse Benefit shall be payable over the lifetime of the Surviving Spouse only in monthly installments commencing on the date for commencement of payment of the Qualified Plan Surviving Spouse Benefit to the Surviving Spouse and terminating on the date of the last payment of the Qualified Plan Surviving Spouse Benefit made before the Surviving Spouse's death.

                                    ARTICLE V
                           Administration of the Plan

     5.1 Administration by the Company. The Company shall be responsible for the general operation and administration of the Plan and for carrying out the provisions thereof.

     5.2 General Powers of Administration. All provisions set forth in the Qualified Plan with respect to the administrative powers and duties of the Company, expenses of administration and procedures for filing claims shall also be applicable with respect to the Plan. The Company shall be entitled to rely conclusively upon all tables, valuations, certificates, opinions and reports furnished by any actuary, accountant, controller, counsel or other person employed or engaged by the Company with respect to the Plan.

                                   ARTICLE VI
                            Amendment or Termination

     The Plan may be amended or terminated at any time by the Board, provided however that, notwithstanding any other provision of the Plan, no amendment or termination that would adversely affect the rights of the Participant or his Surviving Spouse (including, without limitation, his right to accrue future benefits) may be made by the Company except with the written consent of the Participant (or, in the event of his death, with the written consent of the Surviving Spouse).

                                   ARTICLE VII
                               General Provisions

     7.1 Funding. The Plan at all times shall be entirely unfunded and no provision shall at any time be made with respect to segregating any assets of the Company for payment of any benefits hereunder. No Participant, Surviving Spouse or any other person shall have any interest in any particular assets of the Company by reason of the right to receive a benefit under the Plan and any such Participant, Surviving Spouse or other person shall have only the rights of a general unsecured creditor of the Company with respect to any rights under the Plan.

     7.2 General Conditions. Except as otherwise expressly provided herein, all terms and conditions of the Qualified Plan applicable to a Qualified Plan Retirement Benefit or a Qualified Plan Surviving Spouse Benefit shall also be applicable to a Supplemental Retirement Benefit or a Supplemental Surviving Spouse Benefit payable hereunder. Any Qualified Plan Retirement Benefit or Qualified Plan Surviving Spouse Benefit, or any other benefit payable under the Qualified Plan, shall be paid solely in accordance with the terms and conditions of the Qualified Plan and nothing in this Plan shall operate or be construed in any way to modify, amend or affect the terms and provisions of the Qualified Plan.

     7.3 No Guaranty of Benefits. Nothing contained in the Plan shall constitute a guaranty by the Company or any other entity or person that the assets of the Company will be sufficient to pay any benefit hereunder.

     7.4 No Enlargement of Employee Rights. No Participant or Surviving Spouse shall have any right to a benefit under the Plan except in accordance with the terms of the Plan. Establishment of the Plan shall not be construed to give any Participant the right to be retained in the service of the Company.

     7.5 Spendthrift Provision. No interest of any person or entity in, or right to receive a benefit under, the Plan shall be subject in any manner to sale, transfer, assignment, pledge, attachment, garnishment, or other alienation or encumbrance of any kind; nor may such interest or right to receive a benefit be taken, either voluntarily or involuntarily, for the satisfaction of the debts of, or other obligations or claims against, such person or entity, including claims for alimony, support, separate maintenance and claims in bankruptcy proceedings.

     7.6 Applicable Law. The Plan shall be construed and administered under the laws of the State of Illinois.

     7.7 Incapacity of Recipient. If any person entitled to a benefit payment under the Plan is deemed by the Company to be incapable of personally receiving and giving a valid receipt for such payment, then, unless and until claim therefor shall have been made by a duly appointed guardian or other legal representative of such person, the Company may provide for such payment or any part thereof to be made to any other person or institution then contributing toward or providing for the care and maintenance of such person. Any such payment shall be a payment for the account of such person and a complete discharge of any liability of the Company and the Plan therefor.

     7.8 Corporate Successors. The Plan shall be binding upon, and inure to the benefit of, the Company and its successors and assigns and upon any person acquiring, whether by merger, consolidation, purchase of assets or otherwise, all or substantially all of the Company's assets and business, and the successor shall be substituted for the Company under the Plan.

     7.9 Unclaimed Benefit. Each Participate shall keep the Company informed of his current address and the current address of his spouse. The Company shall not be obligated to search for the whereabouts of any person. If the location of the Participant is not made known to the Company within three (3) years after the date on which payment of the Participant's Supplemental Retirement Benefit may first be made, payment may be made as though the Participant had died at the end of the three-year period. If, within one additional year after such three-year period has elapsed, or, within three years after the actual death of the Participant, the Company is unable to locate any Surviving Spouse of the Participant, then the Company shall have no further obligation to pay any benefit hereunder to such Participant or Surviving Spouse or any other person and such benefit shall be irrevocably forfeited.

     7.10 Limitations on Liability. Notwithstanding any of the preceding provisions of the Plan, neither the Company nor any individual acting as an employee or agent of the Company shall be liable to any Participant, former Participant, Surviving Spouse or any other person for any claim, loss, liability or expense incurred in connection with the Plan.

     IN WITNESS WHEREOF, the undersigned director of the Company, on behalf of the Company, has executed this Plan to witness its adoption by the Company as of July 6, 1998, and the Participant has executed this Plan to witness his understanding that it reflects his agreement with the Company.


                                                 ILLINOVA CORPORATION


                                                 By:____________________________



Accepted and agreed to this
13th day of August, 1998.


Charles E. Bayless

Exhibit 10 - Material Contracts

     10e - Employee Retention Agreement

                              ILLINOVA CORPORATION
                          EMPLOYEE RETENTION AGREEMENT

     THIS EMPLOYEE RETENTION AGREEMENT (the "Agreement") is entered into this 13th day of August, 1998 by and between ILLINOVA CORPORATION, an Illinois corporation (the "Company") and Charles E. Bayless (the "Employee").


     WHEREAS, the Company desires to retain the services of Employee in connection with any change in control of the Company;

     NOW, THEREFORE, in consideration of continued employment and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Company and the Employee agree as follows:

     1. Change in Control Benefits. If within two (2) years after a Change in Control (as defined below), (i) the Company shall terminate the Employee's employment with the Company without Good Cause (as defined below), or (ii) the Employee shall voluntarily terminate such employment with Good Reason (as defined below), then the provisions of paragraphs (a), (b), (c), (d) and (e) below shall apply:

(a) The Employee shall be entitled to receive from the Company for the period continuing through the 36-month anniversary of the termination of the Employee's employment with the Company, a monthly payment equal to 1/12th of the sum of:

     (I) the greater of the Employee's annual salary rate in effect on the date of the Change in Control, or the Employee's annual salary rate in effect on the date Employee's employment with the Company terminates; plus

     (II) the amount of the latest annual bonus earned by Employee, provided that the amount described in this paragraph (II) shall be zero unless the Employee has received an annual bonus in one or more of the three calendar years last preceding the termination.

(b) Notwithstanding any provision in the promissory note or the tax letter to the contrary, any obligation of the Employee for payment of principal and interest otherwise due under the promissory note shall be forgiven, and the Employee shall be entitled to the tax gross-up payment as described in the tax letter with respect to such forgiven interest (but not with respect to the forgiven principal) For purposes of this paragraph (b), the term "promissory note" shall mean the promissory note dated August 13, 1998 with respect to the borrowing of $500,000 by the Employee from the Company, and the term "tax letter" shall mean the letter from the Company to the Employee dated August 13, 1998 providing for the tax gross-up with respect to the forgiveness of interest under the promissory note.

(c) Notwithstanding any provision in the Supplemental Pension Plan to the contrary, the Employee's Accrued Vested Benefit under the Supplemental Pension Plan shall be equal to 40% of the Employee's Final Average Earnings (as defined under the Supplemental Pension Plan) as of the date of his termination of employment with the Company.

(d) The Employee and his dependents, if any, shall, for thirty-six (36) months following the Employee's termination of employment or until the Employee reaches 65 years of age, or is employed by another employer, if sooner, continue to participate in any benefit plans for the Company which provide health (including medical and dental), life or disability insurance, or similar coverage; provided, however, that the Employee and dependents, if any, shall be eligible to participate in any benefit plans of the Company which provide health and life insurance or similar coverage as are then extended to employees of the Company electing early retirement at age 55 on the same terms and subject to the same conditions as are applicable to such employees; provided that such coverage shall not be furnished if the Employee waives coverage by giving written notice of waiver to the Company.

(e) Notwithstanding any provision of the applicable stock option agreement to the contrary, any stock option or portion thereof that is exercisable on the date of the Employee's Termination (as that term is used in the applicable stock option agreement) shall not be forfeited on the date of Termination, but shall instead remain exercisable for the 30-day period following the Termination (or, if greater, the period otherwise specified by the applicable option agreement); provided that, in no event shall such the option be exercisable after the date on which the option would otherwise expire if the Employee had continued in the employ of the Company.

The Employee shall not be required to mitigate damages by seeking other employment or otherwise. Except as specifically provided above with the respect to the Employee's becoming an employee of another employer, the Company's obligations under this paragraph I shall not be reduced in any way by reason of any compensation received by the Employee from sources other than the Company after termination of the Employee's employment with the Company.


     Notwithstanding any provision in this Agreement to the contrary, the benefits under this paragraph I shall be in lieu of, and not in addition to, any benefits to which the Employee might otherwise be entitled under any other severance plan maintained by the Company.


     If the Employee is employed by the Company on the date of a Change in Control then, with respect to any stock option granted to the Employee by the Company prior to the Change in Control that is outstanding on the date of the Change in Control:

(A) If such option or any portion thereof is service-based (as defined below), that option or portion thereof shall be exercisable on and after the date of the Change in Control.

(B) If such option or any portion thereof is performance-based (as defined below), that option or portion thereof shall become exercisable by reason of a Change in Control only if the price paid for the Stock in the transaction resulting in the Change in Control (excluding a transaction described in paragraph 2(a)(iii)(C))

>


     is not less than the requisite Stock Price_ required for vesting under the terms of the option (provided that, for purposes of determining the Stock Price paid in connection with the Change in Control, the requirement that the closing price be achieved for five consecutive trading days shall be disregarded). (For purposes of the preceding sentence, the Stock Price paid in connection with the Change in Control shall take into account the amount of cash plus the value of any property paid.) If the performance-based option or portion thereof does not become exercisable upon the Change in Control, then the committee of the Board of Directors of the Company responsible for administering the plan under which the option was granted shall, to the extent it determines equitable to correspond to the transaction resulting in the Change in Control, adjust the Stock Price to be attained, and the identity of the company on which the Stock Price determination is based.

Except as otherwise provided in the foregoing paragraphs (A) and (B) with respect to exercisability of options, the options shall remain subject to the expiration provisions and other terms of the option awards without regard such paragraphs (A) and (B). The foregoing paragraphs (A) and (B) shall not apply to any stock option to the extent that the terms governing such option expressly reference this Agreement and expressly provide that the provisions of such paragraphs are inapplicable. For purposes of this paragraph 1, an option or portion thereof shall be treated as "service-based" if the vesting thereof is not contingent on the achievement of a specified Stock Price; and an option or portion thereof shall be treated as "performance-based" if the vesting thereof is contingent on the achievement of a specified Stock Price.

     2. Definitions.

(a) For purposes of this Agreement:

     (i) "Good Cause" shall mean:


          (A) the Employee's conviction of any criminal violation involving dishonesty, fraud, or breach of trust.

          (B) the Employee's willful engagement in any misconduct in the performance of the Employee's duty that materially injures the Company.

          (C) the Employee's performance of any act which, if known to the shareholders or regulators of the Company or any of its subsidiaries, would materially and adversely affect the business of the Company or any of its subsidiaries, or

          (D) the Employee's willful and substantial nonperformance or assigned duties; provided that such nonperformance has continued more than ten days after the Company has given written notice of such nonperformance and of its intention to terminate the Employee's employment because of such nonperformance.

     (ii) "Good Reason" shall exist if, without an Employees express written consent, the Company shall:

          (A) reduce the salary of the Employee; or

          (B)  materially  reduce  the  amount  of paid  vacations  to which the
          Employee  is  entitled,   or  the  Employee's   fringe   benefits  and
          perquisites; or

          (C) cease to employ the Employee in the position he held immediately before the Change in Control or a comparable position (provided that, for this purpose, a "comparable position" shall include any of the positions of chairman, vice-chairman, chief executive officer, or president of the Company or of another company or business unit that is comparable to the size of the Company immediately prior to the Change in Control); or

          (D) change by 50 miles or more the principal location in which the Employee is required to perform services without providing reasonable relocation assistance.

     (iii) "Change in Control" shall be deemed to occur on the earliest of the existence of one of the following and the receipt of all necessary regulatory approvals therefore:

          (A) The acquisition other than from the Company, by any entity, person or group (including all Affiliates or Associates of such entity, person or group) of beneficial ownership, as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, of more than 20% of the outstanding shares of capital stock of the Company entitled to vote generally in the election of directors, but excluding for this purpose any such acquisition by the Company or any of its subsidiaries or any employee benefit plan (or related trust) or the Company or its subsidiaries, or any corporation with respect to which, following such acquisition, more than 50% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the common stock and voting securities of the Company immediately prior to such acquisition in substantially the same proportion as their ownership, immediately prior to such acquisition, of the then outstanding shares of common stock of the Company or the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors, as the case may be;

          (B) The effective time of a reorganization, merger or consolidation of the Company, in each case, with respect to which all or substantially all of the individuals and entities who were the respective beneficial owners of the common stock and voting securities of the Company immediately prior to such reorganization, merger or consolidation do not, following such reorganization, merger, or consolidation beneficially own, directly and indirectly more than 50% of respectively, the then outstanding shares of common stock or the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such reorganization, merger or consolidation, or of a complete liquidation or dissolution of the Company or of the sale or other disposition of a Substantial Portion of the Property of the Company; or

          (C) The election to the Board of Directors of the Company, of directors constituting a majority of the number of the directors in office unless such directors were recommended for election by the existing Board of Directors.

     (iv) A "Termination Event" means the date that the Employee's employment with the Company terminates under one of the following circumstances:


          (A) The Employee's employment is terminated by the Company without Good Cause within two (2) years following a Change in Control.

          (B) The Employee voluntarily terminates employment with Good Reason within two (2) years following a Change in Control.

          (C) The Employee's employment is terminated prior to a Change in Control at the request of a acquiror.

          (b) For purposes of the foregoing, (i) "Affiliate" or "Associate" shall have the meaning set forth in Rule l2b-2 under the Securities Exchange Act of 1934, and (ii) "Substantial Portion of the Property of the

          Company" shall me-an 80% of the aggregate book value of the assets of the Company and its Affiliates and Associates as set forth on the most recent balance sheet of the Company, prepared on a consolidated basis, but its regularly employed, independent, certified public accountant.
          (c) Notwithstanding the foregoing, a Change in Control shall not be deemed to occur for the Employee by virtue of any transaction in which such an Employee is a participant in a group effecting an acquisition that constitutes a Change in Control if, after such acquisition, the Employee holds an equity interest in the entity that has made the acquisition.

     3. Litigation Expenses. The Company shall pay to the Employee the attorneys' fees incurred by the Employee in connection with any claim or legal action or proceeding involving the Agreement, whether brought by the Employee or by or on behalf of the Employee or by another party; provided, however, the Company shall not be obligated to pay to the Employee out-of-pocket expenses, including attorneys' fees, incurred by the Employee in any claim or legal action or proceeding in which the Employee is a party adverse to the Company if the Company prevails in such litigation. The Company shall pay prejudgment interest on any money judgment obtained by the Employee, calculated at the published prime interest rate charged by the Company's principal banking connection, as in effect from time to time, from the date that payment(s) to the Employee should have been made under the Agreement.

     4. Post-termination Payment Obligations Absolute. The Company's obligation to pay the Employee the amounts and to make the other arrangements provided for herein to be paid and made after termination of the Employee's employment with the Company shall be absolute and unconditional and shall not be affected by any circumstances, including, without limitation, any set-off, counterclaim, recoupment, defense or other right that the Company may have against the Employee or anyone else. The Company hereby waives any contract formation defenses that it may have with respect to the Employee Retention program and this Agreement.

     5. Withholding. The Company may withhold from any payment that it is required to make under the Agreement amounts sufficient to satisfy applicable withholding requirements under any federal, state, or local law.

     6. Successors. The obligations of the Company provided for in the Agreement shall be the binding legal obligations of any successor to the Company by purchase, merger, consolidation, or otherwise. Rights under the Agreement may not be assigned by the Employee during the Employee's life, and upon the Employee's death will inure to the benefit of the Employee's heirs, legatees and the legal representatives of the Employee's estate.

     7. Interpretation. The validity, interpretation, construction and performance of the Agreement shall be governed by the laws of the State of Illinois. The invalidity of unenforceability of any provision of the Agreement shall not affect the validity or enforceability of any other provision.

     8. Amendment. This Agreement may be amended or cancelled only by the mutual agreement of the parties in writing without the consent of any other person. So long as the Executive lives, no person, other than the parties hereto, shall have any rights under or interest in this Agreement or the subject matter hereof.

     9. Tax Payments. This paragraph 9 shall apply if all or any portion of the payments and benefits provided to an Employee under the Agreement, or any benefit (including any plan adopted in the future), would otherwise constitute "excess parachute payments" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), that are subject to the tax imposed by Section 4999 of the Code (or similar tax and/or assessment). If, after the application of such tax and/or assessment, the amount of such payment and benefits would be less than if the payment and benefits had been reduced to an amount that would result in there being no excess parachute payments, then such payments and benefits shall be so reduced (the minimum extent necessary so that no excess parachute payments result). If reduction is necessary hereunder, the Employee shall elect which of the payments and benefits shall be reduced. Determination of whether payments and benefits would constitute excess parachute payments, and the amount of reduction so that no excess parachute payments shall exist, shall be made, at the Company's expense, by the Independent accounting firm employed by the Company immediately prior to the occurrence of any change of control of the Company which will result in the imposition of such tax.

     IN WITNESS WHEREOF, the Company and the Employee have executed the

Agreement on and as of the 13th day of August, 1998. This Agreement supersedes and replaces any prior agreement between the Company and the undersigned,

regarding this subject.



                                                       ILLINOVA CORPORATION


                                                 By:____________________________



                                                    ____________________________
                                                       CHARLES E. BAYLESS

Exhibit 10 - Material Contracts

     10f - Stock Option Agreement

                      NON-QUALIFIED STOCK OPTION AGREEMENT
                              ILLINOVA CORPORATION
                   1992 LONG-TERM INCENTIVE COMPENSATION PLAN

         THIS AGREEMENT, entered into as of the 24th day of June, 1998 (the "Grant Date"), by and between Illinova Corporation, an Illinois corporation (the "Company") and Charles E. Bayless (the "Employee"),

                                WITNESSETH THAT:

         WHEREAS, the Company maintains the Illinova Corporation 1992 Long-Term Incentive Compensation Plan (the "Plan"), which is incorporated and forms a part of this Agreement, for the benefit of key employees of the Company and its Subsidiaries;

         WHEREAS, to induce the Employee to accept employment by the Company, the Company has agreed to grant to the Employee the option described in this Agreement; and

         WHEREAS, the Employee and the Company desire to enter into this Agreement reflecting the award of such option;

         NOW, THEREFORE, IT IS AGREED, by and between the Company and the Employee as follows:

                                   SECTION ONE
                                      GRANT

         Subject to the terms and conditions of the Plan and this Agreement, the Employee is hereby awarded an option to purchase 165,000 shares of Stock (the "Option"). The Option is not intended, and shall not be treated, as an incentive stock option (as that term is used in Section 422 of the Code).

                                   SECTION TWO
                                  OPTION PRICE

         The option price of each share of stock subject to the Option is $30.25.

                                  SECTION THREE
                            EXERCISE, EXPIRATION AND
                             CANCELLATION OF OPTION

         The option shall be exercisable by the Employee in accordance with the following schedule:

     ------------------------------------   ------------------------------------
       If the Employee is employed          The Option shall become exercisable
        through the following date:         with respect to the following number
                                              of shares on and after that date:
     ------------------------------------   ----------------------------------
      One-year anniversary of Grant Date                16,667 shares

     ------------------------------------   ----------------------------------
      Two-year anniversary of Grant Date                16,667 shares

     ------------------------------------   ----------------------------------
      Three-year anniversary of Grant Date              16,666 shares

     ------------------------------------   ----------------------------------
      The first date on which the Stock                 57,500 shares
           Price attains $35.00
     ------------------------------------   ----------------------------------
      The first date on which the Stock                 57,500 shares
           Price attains $40.00
     ------------------------------------   ----------------------------------


         If the Employee's employment by the Company continues through the 9-1/2 year anniversary of the Grant Date, then any portion of the Option herein granted and not previously exercisable shall become exercisable on such 9-1/2-year anniversary. For purposes of this Section Three, a "Stock Price" amount shall be deemed to have been attained on the last day of any five-consecutive-trading-day period for which quotations for Stock are included in the New York Stock Exchange composite transactions published in The Wall Street Journal, if the closing price as so reported for a share of Stock for each of those five days is not less than such Stock Price amount.

         The Option shall expire as to any unexercised portion on the earliest of:

         (a)      the tenth anniversary of the date first above written;

         (b)      the first anniversary of the Employee's death;

         (c)      five years following the Employee's date of retirement; or

         (d) the date of the Employee's Termination; provided that if the Employee's employment ceases because of a Termination, any exercise of the Option occurring on or after the Employee's date of Termination shall be void and shall be ineffective.

         For purposes of this Agreement, the Employee's "date of retirement" shall be the date of Retirement, Early Retirement or Disability Retirement as those terms are defined in the Plan.

         If the Employee exercises the Option with respect to a portion, but not all, of the shares of Stock subject thereto, the Option shall thereafter cease to be exercisable with respect to the shares of Stock for which it was exercised but, subject to the terms and conditions of the Plan and this Agreement, shall continue to be exercisable with respect to the shares of Stock with respect to which it was not exercised.

         If the Employee's Termination occurs prior to the date on which any portion of the Option has become exercisable, that portion of the Option shall be forfeited upon such Termination. Notwithstanding the foregoing provisions of this Agreement, the Option shall not become exercisable and shall be forfeited if the Participant does not become an employee of the Company, and the Option shall be forfeited if the Participant becomes an employee of the Company but voluntarily resigns within 30 days after his initial date of employment.

                                  SECTION FOUR
                               METHOD OF EXERCISE

         Subject to the terms and conditions of the Plan and this Agreement, the Option may be exercised, in whole or in part, by filing a written notice with the Secretary of the Company at its corporate headquarters prior to the date on which the Option expires or is otherwise canceled. Such notice shall specify the date as of which the exercise is to occur and the number of shares of Stock which the Employee elects to purchase and shall be in such form and shall contain such other information as the Secretary of the Company may reasonably require. The election shall be accompanied by payment of the option price for such shares of Stock indicated by the Employee's election, together with the amount of any required state, federal or local withholding taxes arising in connection with the purchase of such Stock. Subject to the provisions of the preceding sentence and the terms of the Plan, payment shall be by cash or check payable to the Company, by delivery of shares of Stock having an aggregate Fair Market Value (determined as of the date of exercise) equal to the option price, and if elected in accordance with this Section Four, the Employee's tax withholding obligation for the shares of Stock, indicated by the Employee's election, or a combination of both.

                                  SECTION FIVE
                                 TRANSFERABILITY

         The Option shall not be transferable by the Employee other than by will or the laws of descent and distribution and, during the life of the Employee, is exercisable only by the Employee or Employee's guardian or legal representative.

                                   SECTION SIX
                         NOTICE OF DISPOSITION OF SHARES

         The Employee agrees to notify the Company promptly in the event of disposal of any shares of Stock acquired upon the exercise of the Option, including a disposal by sale, exchange, gift or transfer of legal title.

                                  SECTION SEVEN
                                 ADMINISTRATION

         The authority to manage and control the operation and administration of this Agreement shall be vested in the Committee, and the Committee shall have all powers with respect to this Agreement that it has with respect to the Plan. Any interpretation of this Agreement by the Committee and any decision made by it with respect to the Agreement is final and binding on all persons.

                                  SECTION EIGHT
                                  PLAN GOVERNS

         Notwithstanding anything in this Agreement to the contrary, the terms of this Agreement shall be subject to the terms of the Plan, a copy of which may be obtained by the Employee from the office of the Secretary of the Company.
Unless the context clearly implies or indicates the contrary, a word, term or phrase used or defined in the Plan is similarly used or defined for purposes of this Agreement.

                                  SECTION NINE
                                    AMENDMENT

         This Agreement may be amended by written agreement of the Employee and the Company, acting pursuant to authority from the Committee, without the consent of any other person.

                                   SECTION TEN
                   CONTINUED EMPLOYMENT, RIGHTS AS SHAREHOLDER

         This Agreement does not constitute a contract of employment, and does not give the Employee the right to be employed by the Company or its Subsidiaries. This Agreement does not confer on the Employee any rights as a shareholder of the Company prior to the date on which the Employee fulfills all conditions for receipt of Stock pursuant to this Agreement and the Plan.

                                 SECTION ELEVEN
                                  GOVERNING LAW

         This Agreement shall be construed and administered in accordance with the laws of the State of Illinois, without regard to the principles of conflicts of law.

         IN WITNESS WHEREOF, the parties have caused this Agreement to be executed as of the day and year first above written.


                                               ---------------------------------
                                                           Charles E. Bayless


                                               Illinova Corporation

                                               By:______________________________


ATTEST:

----------------------------
Leah Manning Stetzner
Corporate Secretary