Form 10-Q/A
period 1999-09-30
ILLINOIS POWER CO
filed 2000-02-28
CIK 49816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    Form 10-Q/A

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

This combined Form 10-Q/A is separately filed by Illinova Corporation and Illinois Power Company. Information contained herein relating to Illinois Power Company is filed by Illinova Corporation and separately by Illinois Power Company on its own behalf. Illinois Power Company makes no representation as to information relating to Illinova Corporation or its subsidiaries, except as it may relate to Illinois Power Company.

               FORM 10-Q/A FOR THE QUARTER ENDED September 30, 1999
                                      INDEX
                                    PAGE NO.
Part I.  FINANCIAL INFORMATION

   Item 1:  Financial Statements

            Illinova Corporation

                 Consolidated Balance Sheets                         3 - 4
                 Consolidated Statements of Income                       5
                 Consolidated Statements of Comprehensive Income         6
                 Consolidated Statements of Cash Flows                   8

            Illinois Power Company

                 Consolidated Balance Sheets                         9 - 10
                 Consolidated Statements of Income                      11
                 Consolidated Statements of Comprehensive Income        12
                 Consolidated Statements of Cash Flows                  13

            Notes to Consolidated Financial Statements of
                 Illinova Corporation and
                 Illinois Power Company                            14 - 35

   Item 2:  Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations for Illinova Corporation
                 and Illinois Power Company                        36 - 59

   Item 3:  Quantitative and Qualitative Disclosures
                 About Market Risk                                 60 - 64

Part II.  OTHER INFORMATION

   Item 6:  Exhibits and Reports on Form 8-K and Form 8-K/A             65

   Signatures                                                      66 - 67

   Exhibit Index                                                        68

                          PART I. FINANCIAL INFORMATION
                              ILLINOVA CORPORATION
                           CONSOLIDATED BALANCE SHEETS AS RESTATED
          (See accompanying Notes to Consolidated Financial Statements)

                                                                              SEPTEMBER 30,           DECEMBER 31,
                                                                                  1999                   1998
ASSETS                                                                         (Unaudited)             (Audited)
                                                                                     (Millions of Dollars)
Utility Plant
    Electric (includes construction work
          in progress of $183.1 million and
          $177.7 million, respectively)                                         $5,570.8               $ 5,481.8
    Gas (includes construction work
          in progress of $16.6 million and
          $15.3 million, respectively)                                             698.6                   686.9
                                                                                --------               ---------
                                                                                 6,269.4                 6,168.7
Less - Accumulated depreciation                                                  1,781.3                 1,713.7
                                                                                --------               ---------
                                                                                 4,488.1                 4,455.0
Nuclear fuel                                                                         1.4                    20.3
                                                                                --------               ---------
       Total utility plant                                                       4,489.5                 4,475.3
                                                                                --------               ---------
Investments and Other Assets                                                       269.5                   246.9
                                                                                --------               ---------
Current Assets
    Cash and cash equivalents                                                       55.0                   518.1
    Accounts receivable (less allowance
     for doubtful accounts of $5.5 million)
       Service                                                                     136.8                   105.9
       Other                                                                       241.8                   116.1
    Accrued unbilled revenue                                                        77.6                    82.6
    Materials and supplies, at average cost                                         98.0                    90.8
    Assets from commodity price risk
       management activities                                                        17.3                    51.5
    Prepayments and other                                                           45.6                    51.5
                                                                                --------               ---------
       Total current assets                                                        672.1                 1,016.5
                                                                                --------               ---------
Deferred Charges
    Transition period cost recovery                                                452.4                   457.3
    Other                                                                          307.9                   279.6
                                                                                --------               ---------
       Total deferred charges                                                      760.3                   736.9
                                                                                --------               ---------
                                                                                $6,191.4               $ 6,475.6
                                                                                ========               =========


                              ILLINOVA CORPORATION
                           CONSOLIDATED BALANCE SHEETS AS RESTATED
          (See accompanying Notes to Consolidated Financial Statements)

                                                                              SEPTEMBER 30,           DECEMBER 31,
                                                                                  1999                    1998
CAPITAL AND LIABILITIES                                                       (Unaudited)              (Audited)
                                                                                     (Millions of Dollars)
Capitalization
    Common stock -
       No par value, 200,000,000 shares authorized;
       75,681,937 shares issued, stated at                                      $1,123.4               $ 1,123.2
    Less - Deferred compensation - ESOP                                              2.5                     6.8
    Retained earnings - accumulated since 1/1/99                                    13.0                       -
    Accumulated other comprehensive income                                           1.2                       -
    Less - Capital stock expense                                                     7.2                     7.3
    Less - 5,742,600 shares of common stock
       in treasury, at cost                                                        138.3                   138.7
                                                                                --------               ---------
          Total common stock equity                                                989.6                   970.4
    Preferred stock of subsidiary                                                   46.5                    57.1
    Company obligated mandatorily redeemable
       preferred stock of subsidiary                                               193.4                   199.0
    Long-term debt                                                                 175.1                   176.1
    Long-term debt of subsidiary                                                 1,943.5                 2,158.5
                                                                                --------               ---------
          Total capitalization                                                   3,348.1                 3,561.1
                                                                                --------               ---------

Current Liabilities
    Accounts payable                                                               211.8                   256.5
    Notes payable                                                                  387.1                   147.6
    Long-term debt and lease obligations
       of subsidiary maturing within one year                                      236.4                   506.6
    Liabilities from commodity price
       risk management activities                                                   19.0                    99.8
    Other                                                                          336.2                   203.8
                                                                                --------               ---------
          Total current liabilities                                              1,190.5                 1,214.3
                                                                                --------               ---------
Deferred Credits
    Accumulated deferred income taxes                                              860.2                   834.8
    Accumulated deferred investment tax credits                                     38.5                    39.6
    Decommissioning liability                                                      520.2                   567.4
    Other                                                                          233.9                   258.4
                                                                                --------               ---------
          Total deferred credits                                                 1,652.8                 1,700.2
                                                                                --------               ---------
                                                                                $6,191.4               $ 6,475.6
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
                                                                                ========               =========


                                                      ILLINOIS POWER COMPANY
                                                    CONSOLIDATED BALANCE SHEETS AS RESTATED
                                   (See accompanying Notes to Consolidated Financial Statements)

                                                                              SEPTEMBER 30,          DECEMBER 31,
                                                                                  1999                    1998
ASSETS                                                                         (Unaudited)             (Audited)
                                                                                      (Millions of Dollars)
Utility Plant
   Electric (includes construction work
       in progress of $183.1 million and
       $177.7 million, respectively)                                            $5,570.8               $ 5,481.8
   Gas (includes construction work
       in progress of $16.6 million and
       $15.3 million, respectively)                                                698.6                   686.9
                                                                                --------               ---------
                                                                                 6,269.4                 6,168.7
Less - Accumulated depreciation                                                  1,781.3                 1,713.7
                                                                                --------               ---------
                                                                                 4,488.1                 4,455.0
Nuclear fuel                                                                         1.4                    20.3
                                                                                --------               ---------
     Total utility plant                                                         4,489.5                 4,475.3
                                                                                --------               ---------
Investments and Other Assets                                                         2.4                     2.6
                                                                                --------               ---------
Current Assets
   Cash and cash equivalents                                                        34.6                   504.5
   Accounts receivable (less allowance
    for doubtful accounts of $5.5 million)
     Service                                                                       136.8                   105.9
     Other                                                                          75.7                    32.5
   Accrued unbilled revenue                                                         77.6                    82.6
   Materials and supplies, at average cost                                          96.8                    90.4
   Assets from commodity price risk
     management activities                                                           2.7                    26.0
   Prepayments and other                                                            38.1                    42.8
                                                                                --------               ---------
     Total current assets                                                          462.3                   884.7
                                                                                --------               ---------
Deferred Charges
   Transition period cost recovery                                                 452.4                   457.3
   Other                                                                           307.3                   284.2
                                                                                --------               ---------
     Total deferred charges                                                        759.7                   741.5
                                                                                --------               ---------
                                                                                $5,713.9               $ 6,104.1
                                                                                ========               =========


                             ILLINOIS POWER COMPANY
                           CONSOLIDATED BALANCE SHEETS AS RESTATED
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
CAPITAL AND LIABILITIES                                                       (Unaudited)              (Audited)
                                                                                        (Millions of Dollars)

Capitalization
    Common stock -
      No par value, 100,000,000 shares
      authorized; 75,643,937 shares issued,
      stated at                                                                 $1,185.9               $1,185.9
    Retained earnings - accumulated since 1/1/99                                    49.1                      -
    Accumulated other comprehensive income                                           1.4                      -
    Less - Capital stock expense                                                     7.2                    7.3
    Less - 12,751,724 shares of
      common stock in treasury, at cost                                            286.4                  286.4
                                                                                --------               ---------
           Total common stock equity                                               942.8                  892.2

    Preferred stock                                                                 46.5                   57.1
    Company obligated mandatorily
      redeemable preferred stock                                                   193.4                  199.0
    Long-term debt                                                               1,943.4                2,158.5
                                                                                --------               ---------
           Total capitalization                                                  3,126.1                3,306.8
                                                                                --------               ---------

Current Liabilities
    Accounts payable                                                               188.9                  216.2
    Notes payable                                                                  330.1                  147.6
    Long-term debt and lease obligations
      maturing within one year                                                     236.4                  506.6
    Liabilities from commodity price
      risk management activities                                                     2.3                   61.6
    Other                                                                          168.3                  150.5
                                                                                --------               ---------
           Total current liabilities                                               926.0                1,082.5
                                                                                --------               ---------
Deferred Credits
    Accumulated deferred income taxes                                              869.3                  849.5
    Accumulated deferred investment tax credits                                     38.5                   39.6
    Decommissioning liability                                                      520.2                  567.4
    Other                                                                          233.8                  258.3
                                                                                --------               ---------
           Total deferred credits                                                1,661.8                1,714.8
                                                                                --------               ---------
                                                                                $5,713.9               $6,104.1
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

     In December 1998, Illinova's and IP's Boards of Directors decided to exit the nuclear business through sale or shutdown of Clinton Power Station (Clinton). FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that all long-lived assets for which management has committed to a plan of disposal be reported at the lower of carrying amount or fair value less costs to sell. Consequently, IP wrote off the book value of Clinton and accrued Clinton-related exit costs, which resulted in a $1,527.3 million loss, net of income taxes, and an accumulated deficit in Illinova's consolidated retained earnings balance of $1,616.0 million.

     Illinova's and IP's Boards of Directors also chose in December 1998 to effect a quasi-reorganization. A quasi-reorganization is an accounting procedure that eliminates an accumulated deficit in retained earnings and permits a company to proceed on much the same basis as if it had been legally reorganized. The Company's assets and liabilities are restated to their fair values. The net amount of these adjustments is added to or deducted from the deficit. The remaining deficit in retained earnings was then eliminated by a transfer from paid-in capital, giving the Company a "fresh start" with a zero balance in retained earnings. The quasi-reorganization eliminated Illinova's consolidated accumulated deficit in retained earnings of $1,616.0 million.

     IP recognized the impairment of Clinton-related assets and accrued exit-related costs in December 1998, based on expected plant closure as of August 31, 1999. As of September 30, 1999 the Company continued to present the financial statements based on eventual plant closure even though the Company is currently pursuing regulatory approvals that would permit the sale of Clinton. If such approvals are received in the fourth quarter of 1999, IP will adjust its accruals for exit-related costs in accordance with the terms of the sale. The estimated effect of adjusting the accruals for exit-related costs is approximately a $300 million decrease. The decrease in the accruals will result in a decrease in other paid-in capital. A current effect of presenting the financial statements under a plant closure scenario is that a portion of the decommissioning liability is reclassified to current liabilities. This current amount represents the decommissioning expenditures expected to be incurred within the next 12 months should the pending sale of Clinton not occur. As of September 30, 1999, $68.9 million of decommissioning liability was included as other current liabilities.

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


SUBSEQUENT EVENTS

     FOSSIL ASSET TRANSFER

     Effective October 1, 1999, IP's fossil generating assets were transferred to Illinova Power Marketing, Inc. (IPMI).

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


Illinova Corporation
Three Months Ended September 30, 1999                    (Millions of Dollars)

                                                              Illinova
                                   Customer  Wholesale         Energy   Illinova  Other  Consoli-
                                   Service    Energy  Nuclear Partners  Generating        dated
1999
Revenues from external customers    $427.1     $234.6   $14.6   $    -      $   -  $  -  $ 676.3
Diversified enterprise revenue           -          -       -    205.2       18.9   0.4    224.5
Intersegment revenue (1)                 -       97.9    61.3        -          -     -    159.2
                                     -----------------------------------------------------------
   Total Revenue                     427.1      332.5    75.9    205.2       18.9   0.4  1,060.0
Depreciation and amortization
   expense                            17.3       25.7     1.8        -          -     -     44.8
Other operating expenses (1)         250.6      286.5   110.1    208.4       20.7   7.5    883.8
                                     -----------------------------------------------------------
   Operating income (loss)           159.2       20.3   (36.0)    (3.2)      (1.8)  (7.1)  131.4
Interest expense                      22.3       24.2     1.8        -          -    3.3    51.6
AFUDC                                 (0.2)      (0.6)      -        -          -      -    (0.8)
                                     -----------------------------------------------------------
   Income (loss) before taxes        137.1       (3.3)  (37.8)    (3.2)      (1.8) (10.4)   80.6
Income tax expense (benefit)          53.6       (3.2)  (14.2)    (1.0)      (0.5)  (0.8)   33.9
Miscellaneous - net                    0.2        1.8    (1.0)       -       (0.2)  (0.8)      -
Equity earnings in affiliates            -          -       -     (0.6)      (2.9)     -    (3.5)
Interest revenue                         -          -    (0.9)       -          -   (4.3)   (5.2)
                                     -----------------------------------------------------------
   Net income (loss) after taxes      83.3       (1.9)  (21.7)    (1.6)       1.8   (4.5)   55.4
Preferred dividend requirement and
   carrying amount over (under)
   consideration paid for redeemed
   preferred stock                     2.6        2.8    (0.7)       -          -   (1.0)    3.7
                                      ----------------------------------------------------------
Net income (loss) applicable
   to common stock                   $80.7      $(4.7) $(21.0)   $(1.6)      $1.8  $(3.5)  $51.7
------------------------------------------------------------------------------------------------
Other information -
   Total assets (2)               $2,391.0   $3,092.1  $182.8   $168.2     $259.1  $98.2 $6,191.4
   Subsidiary's investment in
      equity method investees            -          -       -     10.2      212.1      -   222.3
   Total expenditures for additions
      to long-lived assets            28.7      (21.4)      -        -          -    2.2     9.5
------------------------------------------------------------------------------------------------
Corporate Measures -
   Contribution margin (3)          $95.7      $11.3  $(20.1)   $(1.6)      $1.8  $(2.6)  $84.5
   Cash flow (4)                     10.9       19.3    (4.8)     2.2        1.9   44.4    73.9
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


Illinova Corporation
Nine Months Ended September 30, 1999                   (Millions of Dollars)

                                                              Illinova
                                   Customer  Wholesale         Energy   Illinova  Other  Consoli-
                                   Service    Energy  Nuclear Partners  Generating        dated
1999
Revenues from external customers  $1,124.6     $380.5    $21.6  $    -      $   -  $  - $1,526.7
Diversified enterprise revenue           -          -        -   329.0       71.3   1.5    401.8
Intersegment revenue (1)                 -      352.7     97.8       -          -     -    450.5
                                     -----------------------------------------------------------
   Total Revenue                   1,124.6      733.2    119.4   329.0       71.3   1.5  2,379.0
Depreciation and amortization
   expense                            59.5       77.0     5.4        -          -     -    141.9
Other operating expenses (1)         735.7      548.4   259.1    338.4       77.1  23.3  1,982.0
                                     -----------------------------------------------------------
   Operating income (loss)           329.4      107.8  (145.1)    (9.4)      (5.8) (21.8)  255.1
Interest expense                      60.9       65.2     5.8        -          -    9.6   141.5
AFUDC                                 (1.0)      (3.0)      -        -          -      -    (4.0)
                                     -----------------------------------------------------------
   Income (loss) before taxes        269.5       45.6  (150.9)    (9.4)      (5.8) (31.4)  117.6
Income tax expense (benefit)         104.2       14.8   (57.4)    (2.8)       0.7   (3.6)   55.9
Miscellaneous - net                    0.4          -    (3.1)       -       (6.9)  (3.0)  (12.6)
Equity earnings in affiliates            -          -       -     (2.2)      (4.7)     -    (6.9)
Interest revenue                         -          -    (2.8)       -          -   (7.0)   (9.8)
                                     -----------------------------------------------------------
   Net income (loss) after taxes     164.9       30.8   (87.6)    (4.4)       5.1  (17.8)   91.0
Preferred dividend requirement and
   carrying amount over/(under)
   consideration paid for redeemed
   preferred stock                     8.1        8.6    (2.3)       -          -   (1.5)   12.9
                                      ----------------------------------------------------------
Net income (loss) applicable
   to common stock                  $156.8      $22.2  $(85.3)   $(4.4)      $5.1 $(16.3)  $78.1
------------------------------------------------------------------------------------------------
Other information -
   Total assets (2)               $2,391.0   $3,092.1  $182.8   $168.2     $259.1  $98.2 $6,191.4
   Subsidiary's investment in
      equity method investees            -          -       -     10.2      212.1      -   222.3
   Total expenditures for additions
      to long-lived assets            78.8       79.1       -        -          -    5.2   163.1
------------------------------------------------------------------------------------------------
Corporate Measures -
   Contribution margin (3)          $198.2      $65.1  $(83.5)   $(4.4)      $5.1 $(12.1) $168.4
   Cash flow (4)                      71.1     (119.5) (137.5)    (2.4)      23.4  131.7   (33.2)
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


Illinois Power
Three Months Ended September 30, 1999                                                           (Millions of Dollars)

                                                              Customer       Wholesale                                   Total
1999                                                           Service         Energy        Nuclear        Other        Company
Revenues from external customers                               $427.1          $234.6        $14.6           $ -         $676.3
Intersegment revenue (1)                                            -            97.9         61.3             -          159.2
                                                       -------------------------------------------------------------------------
  Total Revenue                                                 427.1           332.5         75.9             -          835.5
Depreciation and amortization
  expense                                                        17.3            25.7          1.8             -           44.8
Other operating expenses (1)                                    250.6           286.5        110.1           4.7          651.9
                                                       -------------------------------------------------------------------------
  Operating income (loss)                                       159.2            20.3       (36.0)         (4.7)          138.8
Interest expense                                                 22.3            24.2          1.8         (0.1)           48.2
AFUDC                                                           (0.2)           (0.6)            -             -          (0.8)
                                                       -------------------------------------------------------------------------
  Income (loss) before taxes                                    137.1           (3.3)       (37.8)         (4.6)           91.4
Income tax expense (benefit)                                     53.6           (3.2)       (14.2)           1.0           37.2
Miscellaneous-net                                                 0.2             1.8        (1.0)         (0.4)            0.6
Interest revenue                                                    -               -        (0.9)         (5.3)          (6.2)
                                                       -------------------------------------------------------------------------
  Net income (loss) after taxes                                  83.3           (1.9)       (21.7)           0.1           59.8
Preferred dividend requirement and
  carrying amount over/(under)  consideration
  paid for redeemed preferred stock                               2.6             2.8        (0.7)         (1.0)            3.7
                                                       -------------------------------------------------------------------------
Net income (loss) applicable to
  common stock                                                 $ 80.7          $(4.7)     $ (21.0)         $ 1.1         $ 56.1
--------------------------------------------------------------------------------------------------------------------------------
Other information -

  Total assets (2)                                           $2,391.0        $3,092.1       $182.8        $ 48.0       $5,713.9
  Total expenditures for additions
    to long-lived assets                                         28.7          (21.4)            -           2.2            9.5
--------------------------------------------------------------------------------------------------------------------------------
Corporate Measures -
  Contribution margin (3)                                      $ 95.7          $ 11.3     $ (20.1)           $ -          $86.9
  Cash flow (4)                                                  10.9            19.3        (4.8)          54.6           80.0
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


Illinois Power
Nine Months Ended September 30, 1999                                                              (Millions of Dollars)

                                                              Customer       Wholesale                                   Total
1999                                                          Service         Energy        Nuclear        Other        Company
Revenues from external customers                             $1,124.6         $ 380.5       $ 21.6           $ -       $1,526.7
Intersegment revenue (1)                                            -           352.7         97.8             -          450.5
                                                       -------------------------------------------------------------------------
  Total Revenue                                               1,124.6           733.2        119.4             -        1,977.2
Depreciation and amortization
  expense                                                        59.5            77.0          5.4             -          141.9
Other operating expenses (1)                                    735.7           548.4        259.1          10.9        1,554.1
                                                       -------------------------------------------------------------------------
  Operating income (loss)                                       329.4           107.8      (145.1)        (10.9)          281.2
Interest expense                                                 60.9            65.2          5.8             -          131.9
AFUDC                                                           (1.0)           (3.0)            -             -          (4.0)
                                                       -------------------------------------------------------------------------
  Income (loss) before taxes                                    269.5            45.6      (150.9)        (10.9)          153.3
Income tax expense (benefit)                                    104.2            14.8       (57.4)           3.4           65.0
Miscellaneous-net                                                 0.4               -        (3.1)         (0.7)          (3.4)
Interest revenue                                                    -               -        (2.8)         (8.3)         (11.1)
                                                       -------------------------------------------------------------------------
  Net income (loss) after taxes                                 164.9            30.8       (87.6)         (5.3)          102.8
Preferred dividend requirement and
  carrying amount over/(under)
  consideration paid for
  redeemed preferred stock                                        8.1             8.6        (2.3)         (1.5)           12.9
                                                       -------------------------------------------------------------------------
Net income (loss) applicable to
  common stock                                                 $156.8          $ 22.2     $ (85.3)       $ (3.8)         $ 89.9
--------------------------------------------------------------------------------------------------------------------------------
Other information -
  Total assets (2)                                           $2,391.0        $3,092.1       $182.8        $ 48.0       $5,713.9
  Total expenditures for additions
    to long-lived assets                                         78.8            79.1            -           5.2          163.1
--------------------------------------------------------------------------------------------------------------------------------
Corporate Measures -
  Contribution margin (3)                                      $198.2          $ 65.1     $ (83.5)       $ (5.3)         $174.5
  Cash flow (4)                                                  71.1         (119.5)      (137.5)         141.2         (44.7)
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


RESTATEMENT OF THE CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 1999 AND AS OF DECEMEBER 31, 1998

In February 2000, Illinova and Illinois Power Company restated its consolidated financial statements for the year ended December 31, 1998 to reflect a revision to the initial estimate of the "Transition period cost recovery" regulatory asset established in December 1998 coincident with the impairment of the Clinton Power Station. The effect of this revision was to decrease the amount of regulatory asset at December 31, 1998, and correspondingly increase the related impairment charge by $325.7 million ($196.5 million net of taxes). The impact of this revision on the consolidated financial statements follows:

                            September 30, 1999                       December 31, 1998
                         As Previously     As Restated       As Previously      As Restated
                            Reported                           Reported
--------------------------------------------------------------------------------------------
                         (Millions of Dollars)               (Millions of Dollars)
Illinova Corporation
Common stock-No par value   $1,319.9         $1,123.4           $1,319.7          $1,123.2

Illinois Power Company
Common stock-No par value   $1,382.4         $1,185.9           $1,382.4          $1,185.9
--------------------------------------------------------------------------------------------

As a result of the quasi-reorganization, there was no effect of this revision on "Retained Earnings." For more information, see "Accounting Matters" of "Notes to Consolidated Financial Statements" on page 15 of this report.

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

RESTATEMENT OF THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1998 AND AS OF SEPTEMBER 30, 1999

In February 2000, Illinova and IP restated their financial statements for the year ended December 31, 1998 to reflect a revision to the initial estimate of the "Transition period cost recovery" regulatory asset established in December 1998 coincident with the impairment of the Clinton Power Station. The effect of this revision was to decrease the amount of the regulatory asset at December 31, 1998, and correspondingly increase the related impairment charge by $325.7 million ($196.5 million net of tax). The net effect of this revision was to increase the previously reported net loss by $196.5 million, or $2.74 per common share (basic and diluted). As a result of the quasi-reorganization described below, there was no effect of this revision on "Retained earnings;" however, "Total common stock equity" was reduced by $196.5 million. The financial tables and statements, the notes to the consolidated financial statements, and management's discussion and analysis of financial condition and results of operations in the 10-Q/A have been modified to reflect these changes.


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

        The Monte Carlo simulation process used in this VaR model generates the power price, fuel price and load series that are used to value the generation assets, fuel assets, and contracts entered into by IP (e.g., tolling, forward, call and put options). A sophisticated process is used to generate daily and hourly prices based on historical price series and volatility, wherein "price spikes," a recent phenomenon in the electricity markets, are modeled into the price series. The VaR calculated by this model represents the maximum reduction in operating margin given a 95 percent confidence level. This means that there is only a 5 percent probability that the reduction in operating margin from the expected margin will be greater than what is provided by the VaR number. In this model, a sufficient number of scenarios are generated, whereby each scenario simulates a one-year margin (one-year holding period). The expected margin is obtained by averaging the margins calculated from all the simulation scenarios. The VaR is obtained by sorting the simulation results from the lowest to highest value and taking the 95th percentile worst case value.

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


OTHER MARKET RISK

        Illinova is exposed to equity price risk primarily through IP. IP maintains trust funds, as required by the NRC, to fund certain costs of nuclear decommissioning. As of September 30, 1999, these funds were invested in domestic and international equity securities, fixed income securities, and cash and cash equivalents. By maintaining a portfolio that includes equity investments, IP is maximizing the return to be used to fund nuclear decommissioning, which in the long term will correlate better with inflationary increases in decommissioning costs. The equity securities included in the Corporation's portfolio are exposed to price fluctuations in equity markets as a result of fluctuations in interest rates and other macroeconomic variables. Since the domestic equity portion of the Nuclear Decommissioning Trust portfolio is highly correlated to the S&P 500 index, Illinova has sold S&P 500 futures contracts to mitigate the risk of this portion of the portfolio against a precipitous drop in the equity markets. At September 30, 1999, approximately 30 percent of the total domestic equity portfolio had been mitigated. As of November 1, 1999, 100 percent of the total domestic equity portfolio has been mitigated. Illinova will continue to opportunistically mitigate the remaining portion of the equity portfolio when a more favorable market level is reached.

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
--------------------------------------------------------------------------------

ITEM 6. Exhibits and Reports on Form 8-K and 8-K/A

   (a)   Exhibits

         The Exhibits filed with this 10-Q/A are listed on the Exhibit Index.

(b) Reports on Form 8-K and Form 8-K/A since June 30, 1999:

            Report filed on Form 8-K on July 12, 1999
                                 Item 5, Other Events: Press release: IP/
                                 AmerGen sign Definitive Agreement for
                                 Sale of Clinton. ICC approval of fossil
                                 generating subsidiary.

            Report filed on Form 8-K/A on July 16, 1999
                                 Item 5, Other Events: Press release:
                                 Illinova Releases 1999 Second Quarter
                                 Earnings.
                                 Item 7, Exhibits: Illinova Consolidated
                                 Income Statements.

            Report filed on Form 8-K/A on October 15, 1999
                                 Item 5, Other Events: Press Release:
                                 Illinova Releases 1999 Third Quarter
                                 Earnings
                                 Item 7, Exhibits:  Illinova Consolidated
                                 Income Statements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ILLINOVA CORPORATION
                                                 (Registrant)



                                                 /s/Larry F. Altenbaumer
                                                 ---------------------------
                                                 Larry F. Altenbaumer
                                                 President on behalf of
                                                 Illinova Corporation







Date:  February 28, 2000

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





Date:  February 28, 2000

EXHIBIT INDEX

                                                           PAGE NO. WITHIN
                                                        SEQUENTIAL NUMBERING
EXHIBIT      DESCRIPTION                                       SYSTEM

12.1      Computation of ratio of earnings to fixed
          charges  for  Illinova Corporation.                     69

12.2      Computation of ratio of earnings to fixed
          charges for Illinois Power Company.                     70

27        Financial Data Schedule UT
          (filed herewith)