Form 10-Q/A
period 1999-09-30
ILLINOIS POWER CO
filed 2000-02-29
CIK 49816

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

     IP recognized the impairment of Clinton-related assets and accrued exit-related costs in December 1998, based on expected plant closure as of August 31, 1999. As of September 30, 1999 the Company continued to present the financial statements based on eventual plant closure even though the Company is currently pursuing regulatory approvals that would permit the sale of Clinton. If such approvals are received in the fourth quarter of 1999, IP will adjust its accruals for exit-related costs in accordance with the terms of the sale. The estimated effect of adjusting the accruals for exit-related costs is approximately a $300 million decrease. The decrease in the accruals will result in an increase in other paid-in capital. A current effect of presenting the financial statements under a plant closure scenario is that a portion of the decommissioning liability is reclassified to current liabilities. This current amount represents the decommissioning expenditures expected to be incurred within the next 12 months should the pending sale of Clinton not occur. As of September 30, 1999, $68.9 million of decommissioning liability was included as other current liabilities.

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