Form 10-K
period 1999-12-31
ILLINOIS POWER CO
filed 2000-03-30
CIK 49816

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

               /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to _____________

                         COMMISSION FILE NUMBER: 1-3004

                             ILLINOIS POWER COMPANY
             (Exact name of registrant as specified in its charter)

                Illinois                                   37-0344645
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification Number)

           500 S. 27th  Street                              62521-2200
           Decatur, Illinois                                (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:  (217) 424-6600

           Securities registered pursuant to Section 12(b) of the Act:

   Title of each class:            Name of each exchange on which registered:

Each of the following securities are listed on the New York Stock Exchange.

PREFERRED STOCK, CUMULATIVE,               ILLINOIS POWER COMPANY
$50 PAR VALUE
4.08% Series   4.26% Series   4.70% Series
4.20% Series   4.42% Series

MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY
(ILLINOIS POWER CAPITAL, L.P.)
9.45% Series

TRUST ORIGINATED PREFERRED SECURITIES OF SUBSIDIARY
(ILLINOIS POWER FINANCING 1)
8.00% Series

FIRST MORTGAGE BONDS

7.95% Series due 2004 (Defeased in 1999)

NEW MORTGAGE BONDS
6 1/8% Series due 2000                     6 1/2% Series due 2003
5.625% Series due 2000                     6 3/4% Series due 2005
6.25% Series due 2002                      7.5%  Series due 2009
6.0% Series due 2003                       7 1/2% Series due 2025

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes /X/         No / /

Illinova Corporation is the sole holder of the common stock of Illinois Power Company. The aggregate market value of the voting preferred stock held by non-affiliates of Illinois Power Company at February 29, 2000, was approximately $28.3 million. The determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

The number of shares of Illinois Power Company Common Stock, without par value, outstanding on February 29, 2000, was 62,892,213, all of which is owned by Illinova Corporation.

DOCUMENTS INCORPORATED BY REFERENCE. None.


------------------------------------------------------------------------------------------------------------------------

                                                  ILLINOIS POWER COMPANY
                                                        FORM 10-K

                                                    TABLE OF CONTENTS
                                                                                                                 PAGE
                                                         PART I
      Item 1.   Business..............................................................................            5
                General...............................................................................            5
                  Definitions.........................................................................            5
                  Dividends...........................................................................            6
                  Open Access and Competition.........................................................            6
                  Customer Data.......................................................................            8
                Electric Business.....................................................................            8
                  Overview............................................................................            8
                  Fossil Generation Asset Transfer....................................................            9
                  Clinton Power Station...............................................................            9
                    General...........................................................................            9
                    PECO and AmerGen Agreements.......................................................            9
                  Fuel Supply.........................................................................            9
                  Power Supply........................................................................           11
                  Construction Program................................................................           11
                  Accounting Matters..................................................................           11
                Gas Business..........................................................................           12
                  Gas Supply..........................................................................           12
                Environmental Matters.................................................................           12
                  Air Quality.........................................................................           12
                  Clean Air Act.......................................................................           13
                  Manufactured-Gas Plant Sites........................................................           13
                  Water Quality.......................................................................           13
                  Other Issues........................................................................           14
                  Electric and Magnetic Fields........................................................           14
                  Environmental Expenditures..........................................................           14
                Year 2000 Data Processing.............................................................           14
                Research and Development..............................................................           14
                Regulation............................................................................           14
                Important Information.................................................................           15
                Executive Officers....................................................................           16
                Operating Statistics..................................................................           17
      Item 2.   Properties............................................................................           17
      Item 3.   Legal Proceedings.....................................................................           18
      Item 4.   Submission of Matters to a Vote of Security Holders...................................           18

                                                       PART II

      Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters.............           18
      Item 6.   Selected Financial Data...............................................................           18
      Item 7.   Management's Discussion and Analysis of Financial Condition and Results of


                Operations............................................................................           18
      Item 8.   Financial Statements and Supplementary Data...........................................           32
      Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure............................................................................           32

                                                      PART III

      Item 10.  Directors and Executive Officers of the Registrant....................................           33
      Item 11.  Executive Compensation................................................................           37
                Summary Compensation Table............................................................           38
                Option Grants in 1999 - Individual Grants.............................................           39
                Aggregated Option and Fiscal Year-End Option Value Table..............................           40
                Pension Benefits......................................................................           40
                Supplemental Pension Benefits.........................................................           41
                Employment Agreement..................................................................           42
                Consulting Agreement..................................................................           42
                Employee Retention and Settlement Agreements..........................................           42
      Item 12.  Security Ownership of Certain Beneficial Owners and Management........................           43
      Item 13.  Certain Relationships and Related Transactions........................................           44

                                                       PART IV

      Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................           44

      Signatures......................................................................................           47

      Exhibit Index...................................................................................           48


For definitions of certain terms used herein, see "Item 1. Business-Definitions."


                                    PART I

--------------------------------------------------------------------------------

ITEM 1.   BUSINESS
-------
                                   GENERAL
                                   -------

         Illinois Power Company (IP) was incorporated under the laws of the State of Illinois on May 25, 1923. IP has publicly traded preferred shares outstanding and common stock wholly owned by Illinova Corporation (Illinova). On February 1, 2000, Dynegy Holdings Inc. and Illinova merged. As a result, a new entity named Dynegy Inc. assumed ownership and control of Illinova and its subsidiary IP, effective on that date. Dynegy is headquartered in Houston, Texas.

         IP is engaged in the transmission, distribution and sale of electric energy and the distribution, transportation and sale of natural gas in the state of Illinois. IP was engaged in the generation of electric energy through December 14, 1999. Effective October 1, 1999, IP's wholly owned fossil generating assets were transferred to IPMI, a wholly owned subsidiary of Illinova. Subsequent to the merger IPMI became Dynegy Midwest Generation, Inc. IP is affected by changes in the electric utility industry driven by regulatory and legislative initiatives to introduce competition and end monopoly franchises. One aspect of this change is "direct access," giving customers the freedom to purchase electricity from alternate suppliers. In December 1997, electric regulatory restructuring legislation was enacted by the Illinois General Assembly. For a more detailed discussion of these developments, refer to the "Open Access and Competition" section of this item.

         Through October 1999, IP advanced funds to Illinova for operations and investments. Illinova paid interest to IP on any borrowed funds at a rate equal to the higher of the rate that Illinova would pay if it used a currently outstanding line of credit, or IP's actual cost of the funds provided. In mid-November 1999, Illinova failed to meet criteria set by the ICC by which this practice was limited, and IP ceased making such loans. IP did provide funds to Illinova in the form of cash dividends payable on the common stock of IP. In 1999, approximately $41 million in such dividends were paid. For more information regarding cash dividend restrictions, see the "Dividends" section later in this item.

         The IP consolidated financial statements include the accounts of IP, Illinois Power Capital, L.P., a limited partnership in which IP serves as the general partner; Illinois Power Financing I, a statutory business trust in which IP serves as sponsor; Illinois Power Securitization Limited Liability Company (LLC), a special purpose Delaware LLC whose sole member is IP; and Illinois Power Special Purpose Trust, a special purpose Delaware business trust whose sole owner is Illinois Power Securitization Limited Liability Company.

DEFINITIONS
-----------

As used in this Form 10-K, the abbreviations listed below are defined as follows:

AICPA            American Institute of Certified Public Accountants
AFUDC            Allowance for Funds Used During Construction
AmerGen          AmerGen Energy Company
BACT             Best available control technology
Baldwin          Baldwin Power Station
C & I            Commercial and Industrial
CAAA             Clean Air Act Amendments
Clinton          Clinton Power Station
DOE              U.S. Department of Energy
DOJ              Department of Justice
Dynegy           Dynegy Inc.
EITF             Emerging Issues Task Force of the Financial Accounting Standards Board



EMF              Electric and Magnetic Fields
EPS              Earnings Per Share
ESOP             Employees' Stock Ownership Plan
FAS              Statement of Financial Accounting Standards
FASB             Financial Accounting Standards Board
FERC             Federal Energy Regulatory Commission
Fuel Company     Illinois Power Fuel Company
Hennepin         Hennepin Power Station
ICC              Illinois Commerce Commission
Illinova         Illinova Corporation
IP               Illinois Power Company
IPFI             Illinois Power Financing I
IPMI             Illinova Power Marketing Inc.
IPSPT            Illinois Power Special Purpose Trust
ISA              Integrated Safety Assessment
ISO              Independent System Operator
IT               Information Technology
ITC              Investment Tax Credits
kw               Kilowatt
kwh              Kilowatt-Hour
MAIN             Mid-America Interconnected Network
MGP              Manufactured-Gas Plant
MIPS             Monthly Income Preferred Securities
MISO             Midwest Independent Transmission System Operator, Inc.
MW               Megawatt
MWH              Megawatt-Hour
NAES             North American Energy Services Company
NERC             North American Electric Reliability Council
NOPR             Notice of Proposed Rulemaking
NOV              Notice of Violation
NOx              Nitrogen Oxide
NRC              U.S. Nuclear Regulatory Commission
NWPA             Nuclear Waste Policy Act of 1992
OATT             Open Acess Transmission Tariff
P.A. 90-561      Electric Service Customer Choice and Rate Relief Law of 1997
PCA              Power Coordination Agreement
PECO             PECO Energy Company
PPA              Power Purchase Agreement
ROE              Return on Equity
S&P              Standard & Poor's
SCR              Selective Catalytic Reduction
SEC              U.S. Securities and Exchange Commission
SFP              Secondary Financial Protection
SO(2)            Sulfur Dioxide
SOP              Statement of Position
Soyland          Soyland Power Cooperative, Inc.
TOPrS            Trust Originated Preferred Securities
UFAC             Uniform Fuel Adjustment Clause
UGAC             Uniform Gas Adjustment Clause
U.S. EPA         U.S. Environmental Protection Agency
VaR              Value-at-Risk
Vermilion        Vermilion Power Station
Wood River       Wood River Power Station


DIVIDENDS
---------

         Under the Restated Articles of Incorporation, common stock dividends are subject to the preferential rights of the holders of preferred and preference stock.

         IP is also limited in its payment of dividends by the Illinois Public Utilities Act, which requires retained earnings equal to or greater than the amount of any proposed dividend declaration or payment. The Federal Power Act precludes declaration or payment of dividends by electric utilities "out of money properly stated in a capital account."

OPEN ACCESS AND COMPETITION
---------------------------

         Competition has become a dominant issue for the electric utility industry. It is a significant departure from traditional regulation in which public utilities have a universal obligation to serve the public in return for protected service territories and regulated pricing designed to allow a reasonable return on prudent investment and recovery of operating costs. The federal Public Utility Regulatory Policies Act of 1978 facilitated development of co-generators and independent power producers. Promotion of competition continued with enactment of the Energy Policy Act of 1992, which authorized the FERC to mandate wholesale wheeling of electricity by utilities at the request of certain authorized generating entities and electric service providers. Wheeling is the transport of electricity generated by one entity over transmission and distribution lines belonging to another entity.

         Competition arises not only from co-generation or independent power production, but also from municipalities seeking to extend their service boundaries to include customers being served by utilities. The right of municipalities to have power wheeled to them by utilities was established in 1973. IP has been obligated to wheel power for municipalities and cooperatives in its territory since 1976.

         Further competition may be introduced by state action, as has occurred in Illinois, or by federal regulatory action, although the Energy Policy Act currently precludes the FERC from mandating retail wheeling. Retail wheeling involves the transport of electricity to end-use customers.

         P.A. 90-561, Illinois electric utility restructuring legislation, was enacted in December 1997. P.A. 90-561 gave IP's residential customers a 15 percent decrease in base electric rates beginning August 1, 1998, and an additional 5 percent decrease effective on May 1, 2002. The rate decreases resulted in revenue reductions of $75 million in 1999, and expected revenue reductions of approximately $75 million in each of the years 2000 and 2001, approximately $92 million in 2002, and approximately $101 million in 2003 and 2004, based on current consumption.

         Under P.A. 90-561, customers with demand greater than 4 MW at a single site and customers with at least 10 sites that aggregate at least 9.5 MW in total demand were free to choose their electric generation suppliers ("direct access") effective October 1999. Direct access for the remaining non-residential customers occurs in two phases: customers representing one-third of the remaining load in the non-residential class in October 1999 and customers representing the entire remaining non-residential load on December 31, 2000. Direct access will be available to all residential customers in May 2002. IP remains obligated to serve all customers who continue to take service from IP at tariff rates and remains obligated to provide delivery service to all customers at regulated rates. The transition charges departing customers must pay to IP are not designed to hold IP completely harmless from resulting revenue loss because of the mitigation factor described below.

         Although the specified residential rate reductions and the introduction of direct access will lead to lower electric service revenues, P.A. 90-561 is designed to protect the financial integrity of electric utilities in three principal ways:

1) Departing customers are obligated to pay transition charges, based on the utility's lost revenue from that customer. The transition charges are applicable through 2006 and can be extended two additional years by the ICC. The transition charges are calculated by subtracting from a customer's fully bundled rate an amount equal to: a) delivery charges the utility will continue to receive from the customer, b) the market value of the freed-up energy, and c) a mitigation factor, which is the higher of a fixed rate per kwh or a percentage of the customer's bundled base rate. The mitigation factor increases during the transition period and is designed to provide incentive for management to continue cost reduction efforts and generate new sources of revenue;

2) Utilities are provided the opportunity to lower their financing and capital costs through the issuance of "securitized" bonds, also called transitional funding instruments; and

3) Utilities are permitted to seek rate relief in the event that the change in law leads to their return on equity falling below a specified minimum based on a prescribed test. Utilities are also subject to an "over-earnings" test that requires them, in effect, to share earnings in excess of specified levels with customers. See "Note 4 - Commitments and Contingencies" in the audited financial statements included herein.

         The extent to which revenues are affected by P.A. 90-561 will depend on a number of factors including future market prices for wholesale and retail energy, and load growth and demand levels in the current IP service territory. The impact on net income will depend on, among other things, the amount of revenues earned and the cost of doing business.

         Competition creates both risks and opportunities. At this time, the ultimate effect of competition on IP's financial position and results of operations is uncertain.

         In January 1998, IP, in conjunction with eight other transmission-owning entities, filed with the FERC for all approvals necessary to create and to implement the Midwest Independent Transmission System Operator, Inc. (MISO). On September 16, 1998, the FERC issued an order authorizing the creation of a MISO. The MISO has elected a seven-person independent board of directors. The goals of this joint undertaking are: 1) to put in place a tariff allowing easy and nondiscriminatory access to transmission facilities in a multi-state region, 2) to enhance regional reliability and 3) to establish an entity that operates independently of any transmission owner(s) or other market participants, thus furthering competition in the wholesale generation market consistent with the objectives of the FERC's Order No. 888. Since January 1998, five other transmission-owning entities joined the MISO. Participation in an ISO by utilities serving retail customers in Illinois was one of the requirements included in P.A. 90-561. The MISO has a stated goal to be fully operational by June 1, 2001.

         As a MISO member, IP is providing guarantees of up to $10 million to facilitate MISO access to bank lines of credit during the MISO startup phase for buildings, personnel and startup capital.

CUSTOMER DATA
-------------

         The territory served by IP comprises substantial areas in northern, central and southern Illinois, including nine cities with populations greater than 30,000 and twenty cities with a population of over 10,000 (1996 U.S. Census Bureau's Estimated Populations). IP supplies electric service at retail to an estimated aggregate population of 1,278,000 in 311 incorporated municipalities, adjacent suburban and rural areas, and numerous unincorporated communities and retail natural gas service to an estimated population of 962,000 in 266 incorporated municipalities and adjacent areas. IP holds franchises in all of the 311 incorporated municipalities in which it furnishes retail electric service and in all of the 266 incorporated municipalities in which it furnishes retail gas service. At January 11, 2000, IP served 583,899 active electric customers (billable meters) and 410,281 active gas customers (billable meters). These numbers do not include non-metered customers, such as street lights. Sales of electricity and gas sales and transportation are affected by seasonal weather patterns, and, therefore, operating revenues and associated operating expenses are not distributed evenly during the year.

         For more information, see "Note 12 - Segments of Business" in the audited financial statements included herein.

                               ELECTRIC BUSINESS
                               -----------------

OVERVIEW
--------

         IP supplies electric service at retail to residential, commercial and industrial consumers in substantial portions of northern, central and southern Illinois. Electric service at wholesale is supplied to numerous utilities and power marketing entities, as well as to the Illinois Municipal Electric Agency (IMEA), as agent for 11 municipalities. In 1999, IP provided interchange power to 77 entities, including 55 power marketers.

         IP's highest system peak hourly demand (native load) in 1999 was 3,888,000 kilowatts on July 29, 1999. This establishes a new IP record for peak load.

         Prior to the October 1, 1999 transfer of wholly owned fossil generating assets to IPMI and the sale of Clinton to AmerGen on December 15, 1999, IP owned and operated generating facilities with a total net summer capability of 4,747,250 kilowatts. The generating capability came from six major steam generating plants and three peaking service combustion turbine plants. See Item 2, "Properties" for further information.

         IP is a participant, together with Ameren - Union Electric Company (AmerenUE) and Ameren - Central Illinois Public Service Company (AmerenCIPS), in the Illinois-Missouri Power Pool (Pool), which was formed in 1952. The Pool operates under an interconnection agreement that provides for the interconnection of transmission lines. This agreement has no expiration date, but any party may withdraw from the agreement on 36 months' notice.

         IP has agreements with all major wholesale marketing and trading entities operating in the Midwest. These agreements are used for the purchase and sale of energy in the wholesale market.

         IP, AmerenCIPS and AmerenUE have contracted with the Tennessee Valley Authority (TVA) for the interconnection of the TVA system with those of the three companies to exchange economy and emergency power and for other working arrangements. This contract has no expiration date, but any party may withdraw from the agreement on five years' written notice.

         IP also has interconnections with Indiana-Michigan Power Company, Commonwealth Edison Company, Central Illinois Light Company, Mid-American Energy Corporation, Louisville Gas & Electric, Southern Illinois Power Cooperative, Electric Energy Inc. (EEI), Soyland, the City of Springfield, Illinois and the TVA.

         IP is a member of the Mid-America Interconnected Network, one of ten regional reliability councils established to coordinate plans and operations of member companies regionally and nationally.

FOSSIL GENERATION ASSET TRANSFER
--------------------------------

         On August 24, 1999, the FERC, under Part 205 of the Federal Power Act, approved IP's filing to put into place a PPA between IP and IPMI, a wholly owned subsidiary of Illinova. Also, on September 10, 1999, the FERC, under Part 203 of the Federal Power Act, approved IP's filing to transfer all of IP's wholly owned fossil generating assets to its affiliate, IPMI. These approvals, along with the previously received approval from the ICC, satisfied all regulatory requirements related to the formation of IPMI and the transfer to IPMI of IP's wholly owned fossil generating assets. On October 1, 1999 IP transferred all of its wholly owned fossil generating assets to Illinova, at book value, in exchange for a note receivable. Illinova subsequently contributed these assets and certain liabilities to IPMI.

CLINTON POWER STATION
---------------------

     GENERAL
     -------

         For background information on Clinton, see "Note 2 - Clinton Impairment, Quasi-Reorganization and Sale of Clinton" in the audited financial statements included herein.

     PECO AND AMERGEN AGREEMENTS
     ---------------------------

         On April 15, 1999, IP announced that it had reached an interim agreement with AmerGen, whereby AmerGen would purchase and operate Clinton and IP would buy at least 80 percent in 1999 and at least 75 percent during the years 2000 through 2004 of the plant's electricity output. AmerGen is jointly owned by PECO and British Energy. IP also announced on April 15, 1999, the execution of a revised management agreement (Agreement) with PECO for the operation of Clinton retroactive to April 1, 1999.

         Specifically, PECO was responsible for Clinton's direct operating and capital expenses and continued to assist with the management of the station under the existing management services contract, while IP compensated PECO for management services based on the amount of electricity the station produced. This eliminated IP's exposure to the uncertainty regarding the costs associated with Clinton's operations. In return for transferring this financial risk, IP agreed to pay PECO a management fee and allowed PECO to retain 20 percent of the power generated for its own use. The financial impact of this obligation was contingent on two variables: (1) the capacity levels at which Clinton operated and (2) the prices at which the electricity was sold. Based on the terms of the revised management agreement, the fees paid to PECO during the interim period exceeded the 1999 Clinton-related O&M and capital costs for which PECO assumed full responsibility commencing April 1, 1999. Terms of the Agreement between PECO and IP remained in effect until the Clinton plant sale closed on December 15, 1999.

         On December 15, 1999, IP closed the sale of Clinton to AmerGen. Basic terms for the sale were unchanged from a definitive agreement announced on July 1, 1999. AmerGen paid IP $12.4 million for the plant and property and AmerGen assumed responsibility for operating and ultimately decommissioning Clinton.

         IP agreed to transfer to AmerGen the existing decommissioning trust funds in the amount of $98.5 million on the sale closing date and to make an additional payment of $113.4 million to the decommissioning trust funds. In addition, IP is responsible for five future annual payments of approximately $5 million to the decommissioning trust funds. AmerGen bears all other costs and risks of decommissioning.

FUEL SUPPLY
-----------

         Coal was used to generate approximately 73% of the electricity produced by IP during 1999. Nuclear fuel was used to generate approximately 25% of the electricity produced by IP, with other fuels generating the remaining 2%. The calculation of the above percentages and items within this heading, Fuel Supply, take into consideration the transfer of wholly owned fossil generation assets on October 1, 1999, and the sale of Clinton on December 15, 1999.

COAL - IP did not experience difficulty in obtaining adequate coal supplies.

NUCLEAR - IP leased nuclear fuel from the Fuel Company. During 1999, IP paid off the remainder of the nuclear fuel lease, approximately $132 million. The Fuel Company, which was 50% owned by IP, was formed in 1981 for the purpose of leasing nuclear fuel to IP for Clinton. The Fuel Company was dissolved on February 23, 2000. Lease payments were equal to the Fuel Company's cost of fuel consumed (including related financing and administrative costs.) Lease terms stipulated that, in the event Clinton was out of service for twenty-four consecutive months, IP was obligated to purchase Clinton's in-core nuclear fuel from the Fuel Company. At December 31, 1999, there were no obligations to the Fuel Company.

         IP had one long-term contract for the supply of uranium concentrates with Cameco, a Canadian corporation. The Cameco contract was renegotiated in 1994 to lower the price and provide 55% to 65% of Clinton's estimated fuel requirements through 2000. The decision to utilize the additional 10% of Clinton's fuel requirements from Cameco was made the year before each delivery and depended on the estimated price and availability from the spot market versus the estimated contract price. The contract with Cameco was stated in terms of U.S. dollars. This contract was assigned to AmerGen on December 15, 1999.

         Conversion services for the period 1991-2005 were contracted with Sequoyah Fuels. Sequoyah Fuels closed its Oklahoma conversion plant in 1992 and joined with Allied Chemical Company to form a marketing company named CoverDyn. All conversion services were performed at Allied's Metropolis, Illinois facility, but Sequoyah Fuels retained the contract with IP. This contract was assigned to AmerGen on December 15, 1999.

         A contract with General Electric Company provided fuel fabrication requirements for the initial core and 11 reloads, or approximately through 2011. The contract was renegotiated in 1998 to lower the price and reduce the duration from approximately 19 reloads. This contract was assigned to AmerGen on December 15, 1999.

         Under the Nuclear Waste Policy Act (NWPA), the DOE is responsible for the permanent storage and disposal of spent nuclear fuel. The DOE currently charges one mill ($0.001) per net kwh (one dollar per MWH) generated and sold for future disposal of spent fuel. In 1996, at the request of nuclear-owning utilities and state regulatory agencies, the District of Columbia (D.C.) Circuit Court of Appeals issued an order confirming the DOE's unconditional obligation to take responsibility for spent nuclear fuel, commencing in 1998. The DOE argued that it had no such obligation because of its inability to site and license a permanent repository. Notwithstanding this decision, which the DOE did not appeal, the DOE has indicated to all nuclear utilities that it will experience a delay in performance. Nuclear plant owners and others are pursuing litigation against the DOE at the D.C. Circuit Court of Appeals, the Federal Court of Claims, federal district court, and in administrative proceedings. These lawsuits are focused on establishing DOE liability for damages caused by its failure to perform, the scope of those damages, and other remedies. To date, the unconditional nature of the DOE's obligation has been upheld but no court has yet quantified damages or ordered specific performance. The outcome of these lawsuits is uncertain. There appears to be no basis under current law to impose liability on former owners of spent nuclear fuel, for future disposal costs or environment impairment.

           At the closing of the sale of Clinton to AmerGen, IP made an environmental closing payment of $400,000 to AmerGen in full and complete satisfaction of all its obligations regarding low-level waste and mixed waste under the Asset Purchase Agreement with AmerGen, dated June 30, 1999. In consideration of the environmental closing payment, AmerGen purchased and acquired all rights, title and interest of IP to the mixed waste drums and agreed to dispose of such mixed waste drums and assigned low-level waste in accordance with applicable laws, releasing IP from any further obligations.

         Under the Energy Policy Act of 1992, IP is responsible for a portion of the cost to decontaminate and decommission the DOE's uranium enrichment facilities. Each utility is assessed an annual fee for a period of fifteen years based on quantities purchased from the DOE facilities prior to passage of the Act. At December 31, 1999, IP has a remaining liability of $5.3 million representing future assessments.

OIL AND GAS - IP did not experience difficulty in obtaining adequate supplies of these resources.

         Reference is made to the section "Environmental Matters" hereunder for information regarding pollution control matters relating to IP's fuel supply.

POWER SUPPLY
------------

         IP's transfer of its wholly owned fossil generating assets to Illinova and the sale of Clinton to AmerGen changed the method by which IP obtains its electricity to supply its retail customers. In conjunction with the aforementioned events, IP entered into PPAs with IPMI and AmerGen, in order to meet its service obligations under the Illinois Public Utilities Act. These agreements secure IP's energy requirements at pre-determined rates. Volatility of the power supply market exposes IP to some risk in relation to these agreements.

CONSTRUCTION PROGRAM
--------------------

         To meet anticipated needs, IP has used internally generated funds and external financings. The timing and amount of external financings depend primarily on economic and financial market conditions, cash needs and capitalization ratio objectives.

         For more information on IP's liquidity, see "Note 5 - Lines of Credit and Short-Term Loans" in the audited financial statements included herein; and "Liquidity and Capital Resources" in "Management's Discussion and Analysis."

ACCOUNTING MATTERS
------------------

         IP prepares its consolidated financial statements in accordance with Statement of Financial Accounting Standards (FAS) 71, "Accounting for the Effects of Certain Types of Regulation." Reporting under FAS 71 allows companies whose service obligations and prices are regulated to maintain assets on their balance sheets representing costs they expect to recover from customers, through inclusion of such costs in their future rates. In July 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board (EITF) concluded that application of FAS 71 accounting should be discontinued at the date of enactment of deregulation legislation for business segments for which a plan of deregulation has been established. The EITF further concluded that regulatory assets and liabilities that originated in the portion of the business being deregulated should be written off unless their recovery is specifically provided for through future cash flows from the regulated portion of the business.

         The enactment of P.A. 90-561 provides for market-based pricing of electric generation services; therefore, IP discontinued application of FAS 71 for its generating segment as of December 1997. IP evaluated its regulatory assets and liabilities associated with its generation segment and determined that recovery of these costs was not probable through rates charged to transmission and distribution customers, the regulated portion of the business.

         In December 1997, IP wrote off generation-related regulatory assets and liabilities of approximately $195 million (net of income taxes). These net assets related to previously incurred costs that had been expected to be collected through future revenues, including deferred Clinton post construction costs, unamortized gains and losses on reacquired debt, recoverable income taxes and other generation-related regulatory assets.

         In December 1998, IP's Board of Directors decided to exit the nuclear portion of the business by sale or shutdown of Clinton. FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that all long-lived assets for which management has committed to a plan of disposal be reported at the lower of carrying amount or fair value less cost to sell. Consequently, IP wrote off in 1998 the value of Clinton and accrued Clinton-related exit costs. The Clinton impairment and accrual of exit-related costs resulted in an impairment loss of $1,523.7 million, net of income taxes. IP had an accumulated deficit in retained earnings of $1,565.9 million after recording the impairment loss.

         At the same time, IP's Board of Directors also approved the implementation of a quasi-reorganization. In November 1998, the SEC confirmed that it would not object to the proposed accounting. A quasi-reorganization is an accounting procedure that eliminates an accumulated deficit in retained earnings and permits the company to proceed on much the same basis as if it had been legally reorganized. A quasi-reorganization involves restating a company's assets and liabilities to their fair values, with the net amount of these adjustments added to or deducted from the deficit. Any balance in the retained earnings account is then eliminated by a transfer from common stock equity, giving the company a "fresh start" with a zero balance in retained earnings. For additional information see "Note 2 - Clinton Impairment, Quasi-Reorganization and Sale of Clinton" in the audited financial statements included herein.

         On December 15, 1999, IP sold Clinton to AmerGen. The sale resulted in revisions to the impairment of Clinton-related assets and the previously accrued exit-related costs. The decrease in the impairment and accruals was recognized as an increase in common stock equity, revising the original effect of the 1998 quasi-reorganization on common stock equity.

                                  GAS BUSINESS
                                  -------------

         IP supplies retail natural gas service to an estimated aggregate population of 962,000 in 266 incorporated municipalities, adjacent suburban areas and numerous unincorporated communities. IP does not sell gas for resale.

         IP's rate schedules contain provisions for passing through to its gas customers increases or decreases in the cost of purchased gas. For information on revenue and energy costs, see the sub-caption "Revenue Recognition and Energy Cost" of "Note 1 - Summary of Significant Accounting Policies" in the audited financial statements included herein.

         IP has seven underground gas storage fields having a total capacity of approximately 15.1 Billion Cubic Feet (BCF) and a total deliverability on a peak day of about 312,000 Thousand Cubic Feet (MCF). In addition to the capacity of the seven underground storage fields, IP has contracts with various natural gas suppliers and producers for 9.9 BCF of underground storage capacity and a total deliverability on a peak day of 160,000 MCF. Operation of underground storage permits IP to increase deliverability to its customers during peak load periods by taking gas into storage during the off-peak months.

         IP owns one active liquefied petroleum gas plant having an aggregate peak-day deliverability of about 20,000 MMBtu for peak-shaving purposes. Gas properties include approximately 8,000 miles of mains.

         IP experienced its 1999 peak-day send out of 705,176 MMBtu of natural gas on January 4, 1999. This compares with IP's record peak-day send out of 857,324 MMBtu of natural gas on January 10, 1982.

GAS SUPPLY
----------

         IP has contracts with six interstate pipeline companies for firm transportation and storage services. These contracts have varying expiration dates ranging from 2000 to 2004. IP also enters into contracts for the acquisition of natural gas supply. Those contracts range in duration from one to five months.

                              ENVIRONMENTAL MATTERS
                              ---------------------

         IP is subject to regulation by certain federal and Illinois authorities with respect to environmental matters and may in the future become subject to additional regulation by such authorities or by other federal, state and local governmental bodies. Effective October 1, 1999 IP's wholly owned fossil generating assets were transferred to IPMI. Effective December 15, 1999, IP's nuclear generating asset, Clinton, was sold to AmerGen. Consequently, existing regulations affecting IP are principally related to MGP Sites, hazardous wastes and toxic substances (Other Issues), and EMF.

AIR QUALITY
-----------

         The United States Environmental Protection Agency (USEPA) has established ambient air quality standards for air pollutants that, in its judgment, have an adverse effect on public health or welfare. The Act requires each state to adopt laws and regulations, subject to USEPA approval, designed to achieve such standards. Pursuant to the Illinois Environmental Protection Act, the Illinois Pollution Control Board (Board) adopted and, along with the Illinois Environmental Protection Agency (IEPA), is enforcing a comprehensive set of air pollution control regulations that include emission limitations, permit issuances, monitoring and reporting requirements.

         The air pollution regulations of the Board impose limitations on emissions of particulate, sulfur dioxide, carbon monoxide, nitrogen oxides and various other pollutants. Enforcement of emission limitations is accomplished in part through the regulatory permitting process. IP's practice was to obtain an operating permit for each source of regulated emissions.

         In addition to the sulfur dioxide emission limitations for existing facilities, both the USEPA and the State of Illinois adopted New Source Performance Standards (NSPS) applicable to coal-fired generating units limiting emissions to 1.2 pounds of sulfur dioxide per million Btu of heat input. This standard was applicable to IP's Unit 6 at the Havana Power Station. The federal NSPS also limits nitrogen oxides, opacity and particulate emissions and imposes certain monitoring requirements. In 1977 and 1990, the Act was amended and, as a result, USEPA has adopted more stringent emission standards for new sources.

CLEAN AIR ACT
-------------

         For information on the impacts of the Clean Air Act Amendments of 1990 and information on the U.S. EPA complaint, see "Environmental Matters" in "Note 4 - Commitments and Contingencies" in the audited financial statements included herein.

MANUFACTURED-GAS PLANT SITES
----------------------------

         IP's estimated liability for MGP site remediation is $58 million. This amount represents IP's current best estimate of the costs that it will incur to remediate the 24 MGP sites for which it is responsible. Because of the unknown and unique characteristics at each site, IP cannot presently determine its ultimate liability for remediation of the sites.

         In October 1995 IP initiated litigation against a number of insurance carriers claiming insurance coverage for MGP cleanup costs. Settlements or settlements in principle have been negotiated with all 30 of the carriers. Settlement proceeds recovered from the carriers are expected to offset a significant portion of MGP remediation costs and are credited to IP's customers through the tariff rider mechanism that the ICC previously approved. Cleanup costs in excess of insurance proceeds are considered probable of recovery from IP's transmission and distribution customers.

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

         Enforcement of discharge limitations is accomplished in part through the regulatory permitting process similar to that described previously under "Air Quality." IP had approximately two dozen permits for discharges at its former power stations and other facilities, which must be periodically renewed.

         In addition to obtaining such permits, each source of regulated discharges must be operated within the limitations prescribed by applicable regulations. Verification of such compliance is usually accomplished by monitoring results reported to regulatory authorities and inspections by such authorities.

         The Havana Power Station permit was reissued in the first quarter of 1996. The Hennepin Power Station permit application for reissuance was submitted in the fourth quarter of 1996. The permit is not expected until the third or fourth quarter of 2000. The Vermilion Power Station permit was reissued in the fourth quarter of 1996. The Wood River Power Station permit was reissued in the first quarter of 1996. The Baldwin Power Station permit was reissued in the first quarter of 1998.

OTHER ISSUES
------------

         Hazardous and non-hazardous wastes generated by IP must be managed in accordance with federal regulations under the Toxic Substances Control Act
(TSCA), the Comprehensive Environmental Response, Compensation and Liability Act and the Resource Conservation and Recovery Act (RCRA) and additional state regulations promulgated under both RCRA and state law. Regulations promulgated in 1988 under RCRA govern IP's use of underground storage tanks. The use, storage, and disposal of certain toxic substances, such as polychlorinated biphenyls (PCBs) in electrical equipment, are regulated under the TSCA. Hazardous substances used by IP are subject to reporting requirements under the Emergency Planning and Community-Right-To-Know Act. The State of Illinois has been delegated authority for enforcement of these regulations under the Illinois Environmental Protection Act and state statutes. These requirements impose certain monitoring, record keeping, reporting and operational requirements that IP has implemented or is implementing to assure compliance. IP does not anticipate that compliance will have a material adverse impact on its financial position or results of operations.

ELECTRIC AND MAGNETIC FIELDS
----------------------------

         The possibility that exposure to EMF emanating from power lines, household appliances, and other electric sources may result in adverse health effects continues to be the subject of litigation and governmental, medical, and media attention. Litigants have also claimed that EMF concerns justify recovery from utilities for the loss in value of real property adjacent to power lines, substations, and other such sources of EMF. Two major scientific studies concluded in 1999 failed to demonstrate significant EMF health risk; however, a definitive conclusion may never be reached on this topic, and future impacts are unpredictable.

ENVIRONMENTAL EXPENDITURES
--------------------------

         Operating expenses for environmentally related activities were $33 million in 1999 (including the incremental costs of alternative fuels to meet environmental requirements). IP's net capital expenditures (including AFUDC and capitalized interest) for environmental protection programs were approximately $58.9 million in 1999. Accumulated net capital expenditures since 1969 have reached approximately $881 million. The calculation of the above dollar amounts within this heading, Environmental Expenditures, take into consideration the transfer of wholly owned fossil generation assets on October 1, 1999.

                            YEAR 2000 DATA PROCESSING
                            -------------------------

         For information on Year 2000 Data Processing, see "Year 2000" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                            RESEARCH AND DEVELOPMENT
                            ------------------------

         Research and development expenditures for 1999 were approximately $4.4 million, down slightly from the $5.1 million spent in 1998. In 1997, research and development expenditures were approximately $5.4 million.

                                   REGULATION
                                   ----------

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

During 1999, the ICC ruled on (i) the rates and terms associated with the provision of delivery services for commercial and industrial customers; (ii) establishing the neutral fact finder price used in (a) calculating competitive transition costs and (b) IP's power purchase tariff; and (iii) the competitive transition cost methodology. During 2000, it is expected that the ICC will rule on (i) guidelines regarding standards of conduct and functional separation; and (ii) the rates and terms associated with the further unbundling of the utility's delivery services.

         IP is exempt from all the provisions of the Public Utility Holding Company Act of 1935 except Section 9(a)(2) thereof. That section requires approval of the Securities and Exchange Commission prior to certain acquisitions of any securities of other public utility companies or public utility holding companies.

         IP is subject to regulation under the Federal Power Act by the FERC as to rates and charges in connection with the transmission of electric energy in interstate commerce, the issuance of debt securities maturing in not more than 12 months, accounting and depreciation policies, interaction with affiliates, and certain other matters. The FERC has declared IP exempt from the Natural Gas Act and related FERC orders, rules and regulations.

         Through December 14, 1999, IP was subject to the jurisdiction of the NRC with respect to Clinton. NRC regulations control the granting of permits and licenses for the construction and operation of nuclear power stations and subject such stations to continuing review and regulation. Additionally, the NRC review and regulatory process covers decommissioning, radioactive waste, environmental and radiological aspects of such stations.

         IP was subject to the jurisdiction of the Illinois Department of Nuclear Safety (IDNS) with respect to Clinton. The IDNS and the NRC entered a memorandum of understanding that allowed IDNS to review and regulate nuclear safety matters at state nuclear facilities. The IDNS review and regulatory process covered radiation safety, environmental safety, non-nuclear pressure vessels, emergency preparedness and emergency response.

                              IMPORTANT INFORMATION
                              ---------------------

         Certain of the statements contained in this report, including those in Management's Discussion and Analysis are forward-looking. Other statements, particularly those using words like "expect," "intend," "predict," "estimate," and "believe," also are forward-looking. Although IP believes these statements are accurate, its business is dependent on various regulatory issues, general economic conditions and future trends, and these factors can cause actual results to differ materially from the forward-looking statements that have been made. In particular:

         IP is heavily regulated by both the federal government and the State of Illinois. This regulation has changed substantially over the past several years. The impacts of these changes include reductions in rates pursuant to P.A. 90-561 and a phasing in of the opportunity for an increasing number of customers to choose alternative energy suppliers. In addition, future regulatory changes are certain to occur and their nature and impact cannot be predicted.

         IP is likely to face increased competition in the future. Alternative sources of electricity, such as co-generation facilities, are becoming more economically attractive. When customers elect suppliers other than IP for their electricity, IP can avoid certain costs and can gain revenue from transmitting and distributing that electricity; however, the net effect of these elections generally is a decrease in IP's revenue and operating income. Illinois transition law is designed to protect utilities in three principal ways:

         1. Departing customers are obligated to pay transition charges based on the utility's lost revenue from that customer;

         2. Utilities are provided the opportunity to lower their financing and capital costs through the issuance of "securitized" bonds; and

         3. Utilities are permitted to seek rate relief in the event the change in law leads to their ROE falling below a specified minimum based on a prescribed test.

         IP does not currently foresee any inability to obtain necessary financing on reasonably favorable terms. However, events can occur in the IP's business operations or in general economic conditions that could negatively impact IP's financial flexibility.

         The impact of environmental regulations on utilities is significant; and the expectation is that more stringent requirements will be introduced over time. Although IP believes it is in substantial compliance with all current regulations, IP cannot predict the future impact of environmental compliance. However, if more stringent requirements are introduced they are likely to have a negative financial effect.

         IP actively purchases and sells natural gas futures and related contracts. While IP has adopted various risk management practices intended to minimize the risk of significant loss, trading in assets of this type is inherently risky and these risk management practices cannot guarantee against losses.

         All forward-looking statements in this report are based on information that currently is available. IP disclaims any obligation to update any forward-looking statement.

                               EXECUTIVE OFFICERS
                               ------------------

------------------------------ --------- ---------------------------------------------------------------
       NAME OF OFFICER           AGE     POSITION
------------------------------ --------- ---------------------------------------------------------------
Larry F. Altenbaumer              52     President
------------------------------ --------- ---------------------------------------------------------------
David W. Butts                    45     Executive Vice President and Chief Operating Officer
------------------------------ --------- ---------------------------------------------------------------
William B. Conway*                42     Senior Vice President and Chief Legal Officer
------------------------------ --------- ---------------------------------------------------------------
Alec G. Dreyer**                  42     Senior Vice President
------------------------------ --------- ---------------------------------------------------------------
George W. Miraben*                58     Senior Vice President and Chief Administrative Officer
------------------------------ --------- ---------------------------------------------------------------
Paul L.Lang*                      59     Senior Vice President
------------------------------ --------- ---------------------------------------------------------------
Leah Manning Stetzner*            51     Vice President, General Counsel and Corporate Secretary
Kathryn L. Patton                 35
------------------------------ --------- ---------------------------------------------------------------
Cynthia G. Steward*               42     Controller
Peggy E. Carter                   37
------------------------------ --------- ---------------------------------------------------------------
Eric B. Weekes*                   48     Treasurer
------------------------------ --------- ---------------------------------------------------------------

* All of the foregoing Executive Officers have terminated employment subsequent to the change-in-control resulting from the Illinova-Dynegy merger.

** Mr. Dreyer has terminated employment with IP subsequent to the change-in-control resulting from the Illinova-Dynegy merger. Mr. Dreyer now works for IPMI.

         Mr. Altenbaumer was elected President in September 1999. He was previously Senior Vice President and Chief Financial Officer. Prior to being elected Senior Vice President he was Vice President, Chief Financial Officer, and Controller.

         Mr. Butts was elected Executive Vice President and Chief Operating Officer in September 1999. He was previously Senior Vice President in addition to his position as President of Illinova Energy Partners (IEP), a subsidiary of Illinova.

         Mr. Conway joined IP as Senior Vice President and Chief Legal Officer in April 1999. Prior to joining IP, Mr. Conway was managing partner of the Washington office of law firm Troutman Sanders LLP.

         Mr. Dreyer was elected Senior Vice President in February 1999 in addition to his position as President of IGC, a subsidiary of Illinova, which he has held since September 1995.

         Mr. Miraben joined IP in January 1999 and was elected Senior Vice President and Chief Administrative Officer in February 1999. Prior to joining IP, Mr. Miraben was Senior Vice President of UniSource Energy Corporation and Executive Vice President of Tucson Electric Power Company, a subsidiary of UniSource.

         Mr. Lang was elected Senior Vice President in June 1992. He joined IP as Vice President in July 1986.

         Ms. Stetzner was elected Vice President, General Counsel and Corporate Secretary in February 1993. She joined IP as General Counsel and Corporate Secretary in October 1989.

         Ms. Patton joined IP in February 2000. She previously was Senior Director and Regulatory Counsel for Dynegy.

         Ms. Steward was elected Controller in September 1995. She previously held the positions of Manager of Employee Services and Director of Accounting.

         Ms. Carter was elected Controller in November 1999. She previously was Team Leader of Energy Accounting.

         Mr. Weekes joined IP as Treasurer in January 1997. He previously served as Senior Financial Manager with a unit of Kraft Foods.

        Unless earlier terminated, the present term of office of each of the above executive officers extends to the first meeting of IP's Board of Directors after the Annual Election of Directors. There are no family relationships among any of the executive officers and directors of IP.

                              OPERATING STATISTICS
                              --------------------

        Refer to the information under the caption "Selected Illinois Power Company Statistics" included herein.

ITEM 2.   PROPERTIES
-------

        Effective October 1, 1999, IP's wholly owned fossil generating assets were transferred to IPMI. Effective December 15, 1999, IP's nuclear generating asset, Clinton, was sold to AmerGen. Prior to the transfer of the generation assets, IP owned and operated six steam generating stations with composite net summer capacity of 4,747,250 kilowatts. In addition, IP owned thirteen quick start combustion turbine peaking units at four locations with a combined net summer capacity of 323,000 kilowatts. All of IP's generating stations were in the State of Illinois. IP continues to own 50% of three combustion turbine units, located in Bloomington, Illinois, with combined net capacity of 5,250 kilowatts. State Farm Insurance Company owns the other 50% of these units. The total net summer capability available to IP until October 1, 1999 was 5,075,500 kilowatts.

        The major coal-fired units at Baldwin, Havana, Hennepin, Vermilion and Wood River made up 3,489,000 kilowatts of summer capacity. Three natural gas-fired units at Wood River were reactivated in 1997. These units had a combined net summer capacity of 139,000 kilowatts. Five oil-fired units at Havana were reactivated in 1998. These units had a combined net summer capacity of 238,500 kilowatts. IP leased four natural gas fired units at Tilton, which came on-line in the second quarter of 1999. These units had a combined net summer capacity of 176,000 kilowatts.

        IP owns an interconnected electric transmission system of approximately 2,800 circuit miles, operating from 69,000 to 345,000 volts and a distribution system that includes about 36,000 circuit miles of overhead and underground lines.

        IP owns 775 miles of gas transmission pipe and 7600 miles of gas distribution pipe.

        All outstanding First Mortgage Bonds issued under the Mortgage and Deed of Trust dated November 1, 1943 were secured by a first mortgage lien on substantially all of the fixed property, franchises and rights of IP with certain exceptions expressly provided in the mortgage securing the bonds. All outstanding New Mortgage Bonds issued under the General Mortgage and Deed of Trust dated November 1, 1992, are secured by a lien on IP's properties used in the generation, purchase, transmission, distribution and sale of electricity and gas. In December of 1997, the Mortgage and Deed of Trust dated November 1, 1943, was amended to generally conform with the General Mortgage and Deed of Trust dated November 1, 1992, following a bondholder vote and approval of the IP Board of Directors. On July 20, 1999, Illinois Power's 1943 First Mortgage was retired. All remaining First Mortgage debt was substituted with debt issued under the 1992 New Mortgage or defeased. All future IP mortgage bonds will be issued under the New Mortgage. Lien releases were obtained for all generating assets sold to AmerGen and transferred to Illinova, in accordance with applicable provisions of the New Mortgage.

ITEM 3.   LEGAL PROCEEDINGS
-------

         See "Environmental Matters" in "Note 4 - Commitments and
Contingencies" in the audited financial statements included herein for information pertaining to the U.S. Environmental Protection Agency Complaint against IP.

         See "Fuel Supply" reported under Item 1 of this report for information regarding legal proceedings concerning nuclear fuel disposal.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------

None.

                                     PART II

--------------------------------------------------------------------------------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------

               See the information under the caption "Note 15 - Quarterly Consolidated Financial Information and Common Stock Data (Unaudited)" in the audited financial statements included herein.

ITEM 6.   SELECTED FINANCIAL DATA
-------

               See the information under the caption "Selected Consolidated Financial Data" in "Item 8."

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   RESULTS OF OPERATIONS


DYNEGY INC. AND ILLINOVA CORPORATION MERGER
-----------------------------------------------------------

         On June 14, 1999, Illinova, IP's parent company, and Dynegy announced execution of a definitive agreement for the merger of Illinova and Dynegy. On February 1, 2000, Illinova and Dynegy completed the merger creating a full service provider of energy products and services. The transaction creates a new combined entity named Dynegy Inc. with a total market capitalization of more than $10 billion. Dynegy has interests in power plants with more than 14,000 megawatts of domestic generating capacity, average worldwide natural gas sales of more than 10 billion cubic feet per day and more than 1.4 million retail customers. The combined company has more than $12 billion in assets and $22 billion in projected annual revenues from energy operations throughout North America and Europe.

         IP operations will continue as a regulated regional utility. Customers will benefit from increased access to reliable, competitively priced energy supplies and stable gas resources.


CLINTON POWER STATION
-----------------------------

         In September 1996, a leak in a recirculation pump seal caused IP operations personnel to shut down Clinton. Clinton returned to service May 27, 1999.

         The prolonged outage at Clinton had a significant adverse impact on IP's financial condition, through higher operating and maintenance and capital costs, lost opportunities to sell energy, and higher replacement power costs. In addition, due to the failure of Clinton to restart by January 31, 1999, a provision in the lease agreement between IP and the Fuel Company required IP to pay $62.1 million for the acquisition of a portion of in-core fuel in March 1999, to the Fuel Company Trustee for the benefit of investors in secured Notes of the Fuel Company. See "Capital Expenditures" under "Financial Condition" in this item for additional information on the Fuel Company.

         Due to uncertainties of deregulated generation pricing in Illinois and to various operation and management factors, IP's Board of Directors decided in December 1998 to sell or close Clinton. This decision resulted in an impairment of Clinton-related assets and accrual of exit-related costs. In December 1998, the impairment and accrual of exit-related charges resulted in a $1,523.7 million, net of income taxes, charge against earnings based on the expectation of plant closure. On December 15, 1999, IP sold Clinton to AmerGen. In accordance with the terms of the sale, IP revised its impairment of Clinton-related assets and accruals for exit-related costs. The decrease in the impairment and the accruals was recognized as an increase in common stock equity, revising the original effect of the 1998 quasi-reorganization on the common stock equity account.

         In 1998, PECO was hired to manage Clinton operations for a set fee plus performance incentives. Beginning April 1, 1999 and continuing until December 15, 1999, IP operated under the terms of a revised management agreement with PECO under which PECO was responsible for Clinton's direct operating and capital expenses and assisted with the management of the station under a management services contract. This eliminated IP's exposure to the uncertainty regarding the costs associated with Clinton's operations. In return for transferring this financial risk, IP paid PECO a management fee and allowed PECO to retain
20 percent of power generation.

         In December 1999, AmerGen paid $12.4 million for the plant and property and assumed responsibility for operating and ultimately decommissioning the nuclear station. The asset sale agreement provides that IP will purchase at least 75 percent of Clinton's electricity output for its customers through 2004 at fixed prices that exceed current and projected wholesale prices. IP transferred to AmerGen decommissioning funds of $211.9 million, which included a $113.4 million payment to the decommissioning trust funds as required by the asset sale agreement. IP agrees to make five future annual payments of approximately $5 million to the decommissioning trust funds. AmerGen bears all other costs and risks of decommissioning.

          See " Note 2 - Clinton Impairment, Quasi-Reorganization and Sale of Clinton" in the audited financial statements included herein for additional information.

OPEN ACCESS AND COMPETITION
---------------------------

         See "Open Access and Competition" under "General" in "Item 1. Business" for discussion.

ACCOUNTING MATTERS
------------------

1999     Effective October 1, 1999, IP's wholly owned fossil generating assets and other generation-related assets and liabilities were transferred to Illinova. For further information, see "Fossil Generation Transfer" under "Regulatory Matters" in this item and "Note 3 - Related Parties" in the audited financial statements included herein.

         Effective December 15, 1999, with the sale of Clinton, IP revised its impairment of Clinton-related assets and accruals for exit-related costs in accordance with the terms of the sale. The net of the revisions was credited to the common stock equity account. See "Note 2 - Clinton Impairment, Quasi-Reorganization and Sale of Clinton" in the audited financial statements included herein for additional information.

1998     Concurrent with the decision to exit Clinton operations, as previously discussed, IP's Board of Directors also decided to effect a quasi-reorganization in which IP's consolidated accumulated deficit in retained earnings of $1,565.9 million was eliminated. A quasi-reorganization is an accounting procedure whereby a company adjusts its accounts to obtain a "fresh start." In a quasi-reorganization, a company restates its assets and liabilities to their fair value, adopts accounting pronouncements issued but not yet adopted, and eliminates any remaining deficit in retained earnings by a transfer from common stock equity.

         See "Note 2 - Clinton Impairment, Quasi-Reorganization and Sale of Clinton" in the audited financial statements included herein for additional information.

1997     IP prepares its consolidated financial statements in accordance with FAS 71, "Accounting for the Effects of Certain Types of Regulation." Reporting under FAS 71 allows companies whose service obligations and prices are regulated to maintain balance sheet assets representing costs they expect to recover from customers through inclusion of such costs in future rates. In July 1997, the EITF concluded that, for business segments for which a plan of deregulation has been established, accounting under FAS 71 should be discontinued when such deregulation legislation is enacted. The EITF further concluded that regulatory assets and liabilities originating in the business segment being deregulated should be written off, unless their recovery is specifically provided for through future cash flows from the regulated portion of the business.

         The enactment of P.A. 90-561 provides for future market-based pricing of electric generation services. Therefore, IP discontinued application of FAS 71 for its generating segment. IP evaluated the regulatory assets and liabilities associated with its generation segment and determined that recovery of these costs was not probable through rates charged to transmission and distribution customers, the regulated portion of the business.

         IP wrote off generation-related regulatory assets and liabilities of approximately $195 million, net of income taxes, in December 1997. These net assets related to previously incurred costs that had been expected to be collected through future revenues, including deferred costs for Clinton, unamortized losses on reacquired debt, previously recoverable income taxes, and other generation-related regulatory assets.

         See the audited financial statements included herein for a discussion of other accounting issues.

REGULATORY MATTERS
------------------

FOSSIL GENERATION TRANSFER In August 1999, the FERC, under Part 205 of the Federal Power Act, approved IP's filing to put into place a PPA between IP and IPMI. Also, in September 1999, the FERC, under Part 203 of the Federal Power Act, approved IP's filing to transfer IP's wholly owned fossil generating assets to its parent, Illinova, and subsequently its affiliate, IPMI. These approvals, along with the previously received approval from the ICC, satisfied all regulatory requirements related to the formation of IPMI and the transfer to IPMI of IP's non-nuclear generating assets.

         Effective October 1, 1999, IP's wholly owned fossil generating assets and other generation-related assets and liabilities were transferred at book value, from IP to Illinova in exchange for an unsecured note in the amount of $2.8 billion. Illinova then transferred the net assets to IPMI as an equity investment. The note between IP and Illinova matures September 30, 2009 and bears interest at an annual rate of 7.5%, payable semiannually on the first day of April and October each year. Interest accrued on the note during 1999 was $51.0 million.

         In conjunction with the transfer of IP's wholly owned fossil generating assets to Illinova, and subsequently to IPMI, a PPA was negotiated between IP and IPMI to provide IP with continued energy supply from the fossil generating assets. The PPA became effective on October 1, 1999, and has a primary term that continues through December 31, 2004, with provisions to extend the agreement thereafter on an annual basis, subject to concurrence by both parties. The PPA defines the terms and conditions under which IPMI provides capacity and energy to IP using a tiered pricing structure.

         The PPA specifies that IP is responsible for dispatching IPMI's generating units recognizing specified design limits on unit operation. IP will generally follow the principles of economic dispatch, while fulfilling its obligation to maintain adequate reliability of its transmission system. If IP dispatches the generating units out of economic order for reliability purposes, IP compensates IPMI for the associated cost. IP provides load schedules to IPMI and may be required to compensate IPMI for overscheduling. IPMI is required to provide planned outage schedules for the generating units to IP and must consider IP's reliability needs in developing the schedules.

         IPMI is responsible for adequately maintaining its generating capacity, obtaining necessary licenses and permits, maintaining minimum levels of insurance coverage, procuring fuel, and reporting certain performance data. IP and IPMI are required to provide security guarantees to each other. The PPA also specifies metering, billing, dispute resolution procedures and defines force majeure conditions.

See "Note 3 - Related Parties" for further discussion.

 See "Note 6 - Facilities Agreements" in the audited financial statements included herein for a discussion of Soyland and the Soyland PCA.

POWER SUPPLY AND RELIABILITY
----------------------------

         Electricity was in short supply during the 1998 summer cooling season because of an unusually high number of plant outages in the Midwest region. IP bought generation and transmission capacity to prevent firm load curtailment and took additional steps to avoid power outages, including upgrading transmission lines and equipment, readying emergency procedures, and returning to service five units that had been in cold shutdown. Expenses incurred as a result of the shortage had a material adverse impact on IP during 1998.

          IP took additional steps in 1999 to increase power supply and avoid future power shortages. IP had in excess of 400 MW of additional generation on line for the summer, including approximately 235 MW from five oil-fired units that were brought up from cold shutdown during the summer of 1998, and 176 MW from four natural gas turbines installed during 1999. IP also refurbished nine gas turbines.

YEAR  2000
----------

         The Year 2000 project has been successful to date. The rollover occurred without any interruption of electricity or gas supply and without any significant computing problems. The total cost for achieving Year 2000 readiness was $17.2 million. IP continues to monitor the Year 2000 issue to ensure that no lingering effects occur.

CONSOLIDATED RESULTS OF OPERATIONS
----------------------------------

IP was comprised of five business groups. The business groups and their principal services were as follows:

- Customer Service Business Group - transmission, distribution, and sale of electric energy; distribution, transportation, and sale of natural gas.

- Wholesale Energy Business Group - fossil-fueled electric generation and wholesale electricity transactions. Effective October 1, 1999, the Wholesale Energy Business Group was transferred to IP's parent, Illinova, and subsequently to its affiliate IPMI.

-        Nuclear Generation Business Group - nuclear-fueled electric generation.
         The nuclear assets were sold to AmerGen on December 15, 1999.

- Financial Business Group - provides financial support functions such as accounting, finance, corporate performance, audit and compliance, investor relations, legal, corporate development, regulatory, risk management, and tax services.

- Support Services Business Group - provides specialized support functions, including information technology, human resources, environmental resources, purchasing and materials management, and public affairs.


         In 1998, the business groups reviewed information monthly that provided contribution margin, cash flow, and return on net invested capital. Return on net invested capital was deleted as a corporate measure in 1999.

         In 1998, these measures for the Customer Service Business Group were favorable. Generally, the other business groups reflected unfavorable results as the Clinton restart activity and summer supply situation negatively impacted their outcomes.

         See "Note 12 - Segments of Business" in the audited financial statements included herein for additional information regarding IP's corporate measures.

CUSTOMER SERVICE

TRANSMISSION, DISTRIBUTION AND SALE OF ELECTRIC ENERGY AND GAS The Customer Service Business Group derives its revenues through regulated tariffs. Its source of electricity is the Wholesale Energy Business Group and the Nuclear Business Group. Electricity was provided to the Customer Business Group at a fixed 2.5 cents and 2.9 cents per kwh in 1998 and the first nine months of 1999, respectively. During the last quarter of 1999 electricity was provided at the PPA price between IP and IPMI. Gas revenues are derived through regulated tariffs.

         Contribution margin for Customer Service decreased $94 million. This decrease was primarily due to higher power purchases from the Wholesale Energy Business Group and the Nuclear Business Group compared to 1998. The remaining decrease was a result of higher O&M and regulatory asset amortization.

         Cash flow is lower than 1998 primarily due to lower net income.

WHOLESALE ENERGY

         The Wholesale Energy Business Group derives its revenue providing electricity primarily to the Customer Service Business Group. Electricity was provided at 2.5 and 2.9 cents per kwh for 1998 and the nine months ended September 30, 1999, respectively. During the last quarter of 1999, electricity was provided at the PPA price between IP and IPMI.

         Contribution margin during the nine months ended September 30, 1999, was $54 million higher than during the corresponding period in 1998, due to significantly fewer power purchases in 1999 than in 1998 when IP purchased extremely high-priced electricity to meet system requirements. Partially offsetting this major variance in power purchases are lower interchange sales in 1999, and higher depreciation to reflect the write-up of fossil assets in December 1998.

         Cash flow is significantly less than 1998 primarily due to a negative variance in working capital, which was partially offset by higher net income and the sale and leaseback of gas turbines at the Tilton Energy Center.

NUCLEAR

         During 1999, the Nuclear Generation Business Group revenues consisted of collections from customers under tariff riders to fund the decommissioning trust and 2.9 cents per kwh generated and sold to the Customer Service Business Group. The nuclear assets were sold to AmerGen on December 15, 1999.

         Contribution margin for Nuclear increased $164 million primarily due to increased sales of energy to the Customer Service Business Group as a result of Clinton returning to operation in May 1999, as well as reduced depreciation expenses as a result of the write-off of Clinton in 1998, partially offset by higher operation and maintenance and nuclear fuel expenses. Included in operation and maintenance cost for 1999 is a fee paid to PECO for the management of Clinton offset by reimbursements from PECO for construction and operating expenses.

         Cash flow is slightly higher in 1999 due to lower construction expenditures.

         Clinton did not generate electricity during 1998. Its only revenues were those paid by customers under tariff riders to fund the decommissioning trust. The Nuclear Generation Business Group results were unfavorably affected by higher operating and maintenance expenses and capital expenditures associated with the Clinton outage. Additionally, Nuclear was assessed a cost of 1.43 cents per kwh (which represents a higher level of costs over internal pricing due to market conditions) times its actual historical average generation to simulate the cost of replacement power.

OTHER

         Included in this category are the Financial Business Group, the Support Services Business Group, and other corporate functions. These segments did not individually meet the minimum threshold requirements for separate disclosure. Collectively, cash flow for Other is the total of changes in assets and liabilities not directly assigned to the business segments and the non-cash portion of income taxes (deferred).

         See "Note 12 - Segments of Business" in the audited financial statements included herein for additional information regarding IP's segments.

OVERVIEW
--------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK


-----------------------------------------------------------------------------------------------------------------------------------
(Millions of dollars)                                                                       1999           1998            1997
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common stock                                             $    96        $(1,572)        $   (65)

Net income (loss) applicable to common stock
    excluding Clinton plant impairment loss in 1998, extraordinary item in 1997 and carrying amount over consideration paid for
    redeemed preferred stock in 1999 and 1997                                            $    94        $   (49)        $   129
-----------------------------------------------------------------------------------------------------------------------------------

1999     The increase in 1999 earnings compared to 1998 was due primarily to the decrease in power purchased due to the restart of Clinton in May 1999 and unprecedented summer price spikes in 1998, lower expenses due to the 1998 Clinton impairment and the transfer of the wholly owned fossil generating assets to Illinova on October 1, 1999, and increased interest income from the note between IP and Illinova related to the transfer of the fossil generating assets.

1998     The decrease in 1998 earnings compared to 1997 was due primarily to the
Clinton impairment, an increase in power purchased cost due to unprecedented summer price spikes, additional power purchases to serve increased volumes of interchange sales, market losses recorded on forward power purchase and sales contracts as part of the wholesale trading business, and higher operation and maintenance expenses due to the extended outage at Clinton.

1997     The decrease in 1997 earnings compared to 1996 was due primarily to the extraordinary item related to discontinued application of FAS 71 for the generation segment, higher operation and maintenance expenses due to the extended outage at Clinton, higher power purchased costs due to outages at Clinton and Wood River, and an increase in uncollectible accounts expense.

         Regulators historically have determined IP's rates for electric service: the ICC at the retail level and the FERC at the wholesale level. The ICC determines IP's rates for gas service. These rates have been designed to recover the cost of service and allow shareholders the opportunity to earn a reasonable rate of return. As described in "Open Access and Competition" under "General" in "Item 1. Business," P.A. 90-561 phases in a competitive marketplace for electric generation while maintaining cost-based regulation for electric delivery services and gas service, protecting the financial integrity of the company during the transition period. Future electric and natural gas sales will continue to be affected by an increasingly competitive marketplace, changes in the regulatory environment, transmission access, weather conditions, gas cost recoveries, customer conservation efforts, and the overall economy.

ELECTRIC OPERATIONS For the years 1997 through 1999, electric revenues, including interchange, increased 12.6% and the gross electric margin increased 1.7% as follows:

-------------------------------------------------------------------------------------------------------------------------------
(Millions of dollars)                                                             1999               1998             1997
-------------------------------------------------------------------------------------------------------------------------------
Electric revenues                                                             $  1,178.6         $  1,224.2         $  1,244.4
Interchange revenues                                                               420.2              557.2              175.6
Fuel cost & power purchased                                                       (612.3)            (985.4)            (450.3)
-------------------------------------------------------------------------------------------------------------------------------
     Electric margin                                                          $    986.5         $    796.0         $    969.7
-------------------------------------------------------------------------------------------------------------------------------

         The components of annual changes in electric revenues were:

-------------------------------------------------------------------------------------------------------------------------------
 (Millions of dollars)                                                             1999               1998             1997
-------------------------------------------------------------------------------------------------------------------------------
Price                                                                         $    (86.6)        $    (65.5)        $    (11.5)
Volume and other                                                                    29.5               35.1                9.7
Fuel cost recoveries                                                                11.5               10.2               43.3
-------------------------------------------------------------------------------------------------------------------------------
     Revenue increase (decrease)                                              $    (45.6)        $    (20.2)        $     41.5
-------------------------------------------------------------------------------------------------------------------------------

1999     Electric revenues excluding interchange sales decreased 3.7%
primarily due to the 15% residential rate decrease effective August 1, 1998 and the reclassification of revenue-related taxes mandated by P.A. 90-561. This decrease was partially offset by increased wheeling revenues due to increased capacity. Interchange revenues decreased 24.6%. This decrease is attributable to a decrease in interchange volume offset by $61 million of revenue recognition resulting from the restructuring of a Soyland power supply contract. Electric margin increased primarily due to power purchased costs of $421.1 million in 1999 as compared to $735.2 million in 1998 and decreased fuel costs resulting from the transfer of IP's wholly owned fossil generating assets to Illinova on October 1, 1999.

1998     Electric revenues excluding interchange sales decreased 1.6% due to the
15% residential rate decrease mandated by P.A. 90-561 and effective August 1, 1998. Also contributing to the decrease in revenue was the one-time August billing rate reduction of 7.5% for residential and small commercial customers and the reclassification of revenue related taxes, in accordance with P.A. 90-561. Interchange revenues increased 217.4% primarily due to increased activity on the interchange market. Electric margin decreased primarily due to higher power purchased costs and the elimination of the UFAC.

1997     Electric revenues excluding interchange sales increased 3.4%, primarily due to an increase in revenues under the UFAC and increased wheeling revenues. Interchange revenues increased 27.6% due to the receipt of an opt-out fee from Soyland under the amended PCA and increased interchange activity. Electric margin decreased primarily due to increased power purchased costs as a result of outages at Clinton and the fossil stations.

         The cost of meeting IP's system requirements was reflected in fuel costs for electric plants and power purchased. Changes in these costs are detailed below:

--------------------------------------------------------------------------------------
 (Millions of dollars)                      1999               1998              1997
--------------------------------------------------------------------------------------
Fuel for electric plants                $  (59.0)          $   17.8          $  (15.7)
Power purchased                           (314.1)             517.3             152.7
--------------------------------------------------------------------------------------
     Total increase (decrease)          $ (373.1)          $  535.1          $  137.0
--------------------------------------------------------------------------------------
Weighted average system
  generating fuel cost ($/MWH)          $  11.83           $  14.19          $  14.09
--------------------------------------------------------------------------------------

         System load requirements, generating unit availability, fuel prices, purchased power prices, resale of energy to other utilities, emission allowance costs, fuel cost recovery through UFAC and the transfer of IP's wholly owned fossil generating assets to Illinova on October 1, 1999 caused changes in these costs.

        Changes in factors affecting the cost of fuel for electric generation are detailed below:

-----------------------------------------------------------------------------------------------------------------
                                                              1999                  1998                  1997
-----------------------------------------------------------------------------------------------------------------
Increase (decrease) in generation                            17.5%                 10.9%                (25.4)%

Generation mix
  Coal and other                                               79%                  100%                  100%
  Nuclear                                                      21%                    0%                    0%
-----------------------------------------------------------------------------------------------------------------

1999     The cost of fuel decreased 23.5%. The decrease in fuel cost was primarily due to the transfer of IP's wholly owned fossil generating assets to Illinova on October 1, 1999. Fuel costs in the fourth quarter of 1999 were $2.0 million as compared to $67.1 million in the fourth quarter of 1998. Power purchased decreased $314.1 million due primarily to decreased interchange volume and unusually high power purchases during 1998. Power purchased during the fourth quarter of 1999 was $123.6 million as compared to $91.0 million in the fourth quarter of 1998 due to the generating asset transfer.

1998     The cost of fuel increased 7.6%. The increase in fuel cost was primarily a result of running peaking units and reactivation of oil-fired plants from cold shutdown. These factors were partially offset by effects of the 1997 UFAC and decreased emission allowance costs.

          Power purchased increased $517.3 million. This amount consisted of higher prices resulting in an increase of $274 million, a $215 million increase to serve increased volumes of interchange sales, and market losses of $28 million recorded on forward power purchase and sales contracts. Income from interchange sales was $382 million higher than in 1997 due to increased sales volumes and higher prices. Although IP's margin on volumes between 1998 and 1997 resulted in IP being a net seller, higher prices resulted in a $135 million net purchase margin.

1997     The cost of fuel decreased 6.3%. The decrease in fuel cost was primarily attributable to decreased generation and a favorable price variance. These factors were partially offset by effects of the UFAC and increased emission allowance costs. Power purchased increased $152.7 million primarily due to Clinton and Wood River being out of service.

GAS OPERATIONS For the years 1997 through 1999, gas revenues, including transportation, decreased 14%, while the gross margin on gas revenues decreased 4.7% as follows:

------------------------------------------------------------------------------------------------------------
(Millions of dollars)                                             1999              1998              1997
------------------------------------------------------------------------------------------------------------
Gas revenues                                                   $ 298.9           $ 281.1           $ 345.2
Transportation revenues                                            5.5               6.7               8.7
Gas cost                                                        (165.1)           (149.6)           (207.7)
------------------------------------------------------------------------------------------------------------
     Gas margin                                                $ 139.3           $ 138.2           $ 146.2
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
(Millions of therms)
Therms sold                                                        528               503               537
Therms transported                                                 270               267               309
------------------------------------------------------------------------------------------------------------
     Total consumption                                             798               770               846
------------------------------------------------------------------------------------------------------------

         Changes in the cost of gas purchased for resale were:

------------------------------------------------------------------------------------------------------------
(Millions of dollars)                                            1999               1998              1997
------------------------------------------------------------------------------------------------------------
Gas purchased for resale
Cost                                                           $  (3.1)          $  (5.3)          $   8.0
Volume                                                            10.1             (23.2)            (30.0)
Gas cost recoveries                                                8.5             (29.6)             27.1
------------------------------------------------------------------------------------------------------------
     Total increase (decrease)                                 $  15.5           $ (58.1)          $   5.1
------------------------------------------------------------------------------------------------------------

Average cost per therm delivered                             26.8 cents         27.1 cents        28.0 cents
------------------------------------------------------------------------------------------------------------

         The 1999 increase in gas costs was due to higher consumption and effects of the UGAC. The 1998 decrease in gas costs was due to low gas prices and a decrease in therm sales caused by mild weather. The 1997 increase in gas costs was due to slightly higher prices from suppliers and effects of the UGAC, offset by a decrease in volume.

OTHER EXPENSES A comparison of significant increases (decreases) in other operating expenses, maintenance, and depreciation and amortization for the last three years is presented in the following table:


------------------------------------------------------------------------------------------------------------
(Millions of dollars)                                            1999               1998              1997
------------------------------------------------------------------------------------------------------------
Other operating expenses                                       $  85.3           $  91.1           $  40.6
Maintenance                                                      (48.5)             44.6              12.0
Depreciation and amortization                                    (25.4)              4.8               8.8
------------------------------------------------------------------------------------------------------------

         The increase in operating expenses for 1999 is primarily due to the Clinton outage, expenses that would have been considered capital additions had Clinton not been impaired, and the Clinton management fees paid to PECO, partially offset by reduced operating expenses due to the transfer of the wholly owned fossil generating assets to Illinova on October 1, 1999. Maintenance expenses decreased primarily due to the Clinton management arrangement with PECO, a decrease in outside consulting fees and the transfer of the fossil generating assets.

         The increase in operating and maintenance expenses for 1998 is primarily due to the outage at Clinton. Other increases include outside consulting fees, customer marketing activities, and employee benefits.

         The increase in operating and maintenance expenses for 1997 is primarily due to increased company and contractor labor at Clinton and the fossil plants. An increase in uncollectible accounts expense and disposal of surplus inventory also contributed to the increase.

         The decrease in depreciation and amortization for 1999 is due to a combination of several factors. Due to the Clinton impairment, nuclear depreciation was eliminated but was partially offset by the additional depreciation resulting from the adjustment to fair value for the fossil generation assets. In addition, amortization of the decommissioning regulatory asset and the transition period cost recovery regulatory asset was recognized.

         The increases in depreciation and amortization for 1998 and 1997 were due to increases in utility plant balances.

GENERAL TAXES The decrease in general taxes of $22.4 million in 1999 and $10.6 million in 1998 is due primarily to the reclassification of revenue-related taxes mandated by P.A. 90-561. The decrease was partially offset by costs to fund a program, provided for in P.A. 90-561, that helps low-income customers avoid shutoffs. The 1997 change in general taxes was negligible.

OTHER INCOME AND DEDUCTIONS - NET Total other income and deductions - net increased by $52.4 million and includes $51 million of interest on the $2.8 billion note from Illinova. Miscellaneous - net decreased $15.4 million primarily due to increased taxes of $16.9 million related to non-utility income partially offset by increased interest income from the investment of the proceeds of the transitional funding trust notes issued in December 1998, the adjustment in the net present value of the decommissioning regulatory asset, and increased miscellaneous non-operating income. The 1997 and 1998 changes in other income and deductions-net were negligible.

INTEREST CHARGES Total interest charges, including AFUDC, increased $12.5 million in 1999, increased $.8 million in 1998, and decreased $3.4 million in 1997. The increase in 1999 is primarily due to interest on the transitional funding trust notes issued in December 1999, offset by decreased interest on long and short-term debt. The increase in 1998 was negligible. The decrease in 1997 was primarily due to the continued benefits of IP refinancing efforts and capitalization reductions, partially offset by increased IP short-term borrowings and lower AFUDC.

INFLATION Inflation, as measured by the Consumer Price Index, was 2.7%, 1.6%, and 2.3% in 1999, 1998, and 1997, respectively. IP recovers historical rather than current plant costs in its regulated rates.

FINANCIAL CONDITION
-------------------

LIQUIDITY AND CAPITAL RESOURCES

         IP's financial condition is a product of its historical capital structure, the terms of its past and existing indebtedness, various regulatory considerations, and the cash flow generated by its businesses. In general, IP historically has been able to either generate sufficient funds or raise sufficient funds at investment grade credit quality to meet all of its financial needs. IP's sources of funds and primary non-operating uses of funds are described below. See "Note 8 - Long-Term Debt" and "Note 9 - Preferred Stock" in the audited financial statements included herein for additional information regarding IP's outstanding indebtedness.

MORTGAGES Historically, a substantial portion of the funds needed by IP have been provided by indebtedness issued pursuant to its general obligation mortgages. These included a 1943 mortgage (First Mortgage) and a 1992 mortgage (New Mortgage) that was intended, over time, to replace the First Mortgage. Both mortgages were secured by liens on substantially all of IP's properties. In general, IP is able to issue debt secured by the mortgages provided that (i) its "adjusted net earnings" are at least two times its "annual interest requirements," and (ii) the aggregate amount of indebtedness secured by the mortgages does not exceed three-quarters of the original cost of the property subjected to the lien of the mortgages, reduced to reflect property that has been retired or sold. It also generally can issue indebtedness in exchange for repurchased and retired indebtedness independent of whether these two tests are met.

         On July 20, 1999, IP's 1943 First Mortgage was retired. All remaining First Mortgage debt was substituted with debt issued under the 1992 New Mortgage or defeased. New Mortgage Bonds of $35.6 million with a coupon rate of 5.70% due 2024 (Series K) and $84.2 million with a coupon rate of 7.4% due 2024 (Series L) were substituted for First Mortgage Bonds with identical terms and amounts (replacement Series U and V). With proceeds received from the December 1998 securitization issuance, IP defeased $35.2 million of 6.50% First Mortgage Bonds due 1999, $16.1 million of 7.95% First Mortgage Bonds due 2004 and $84.7 million of 7 3/8% First Mortgage Bonds due 2021.

         At December 31, 1999, IP had outstanding approximately $1.3 billion in indebtedness pursuant to the mortgages and could have issued approximately $220 million in additional indebtedness based on its property levels. In addition, IP could have issued approximately $335 million in exchange for previously issued indebtedness that had been repurchased by IP. Also, IP had unsecured non-mortgage borrowing capacity totaling approximately $170 million at December 31, 1999.

         On October 1, 1999, IP transferred its wholly owned fossil generating assets to Illinova in return for a $2.8 billion unsecured note carrying an interest rate of 7.5% and maturing September 30, 2009. The outstanding principal balance at March 30, 2000 was $2.3 billion. None of IP's fossil generating facilities were properties that had been pledged under the 1992 mortgage to support issuance of mortgage bonds. In December 1999, IP sold Clinton to AmerGen. The Clinton facility was also property not pledged under the 1992 mortgage to support the issuance of mortgage bonds. These assets were subject to the general lien of the New Mortgage, and lien releases were obtained in connection with each of these transactions.

CASH REQUIREMENTS AND CASH FLOW IP needs cash for operating expenses, interest and dividend payments, debt and certain IP preferred stock retirements, and construction programs. IP has met these needs with internally generated funds and external financings, including debt and revolving lines of credit. The timing and amount of external financings have depended primarily on cash needs, economic conditions, financial market conditions, and capitalization ratio objectives.

         Cash flows from operations during 1999 were supplemented by external financings to meet ongoing operating requirements and to service common and preferred stock dividends, debt requirements, IP's construction requirements, and funding the decommissioning trust pursuant to the sale of Clinton.

         IP expects that future cash flows will continue to be adequate to meet operating requirements and to service existing debt, preferred dividends, and anticipated construction requirements. It is anticipated there will be no need for external financing to supplement cash flows for at least the years 2000 through 2004.

DIVIDENDS Under the Restated Articles of Incorporation, common stock dividends are subject to the preferential rights of the holders of preferred and preference stock. IP's retained earnings balance is expected to be sufficient during 2000 to support payment of all scheduled preferred dividends.

DEBT RATINGS The availability and cost of external financing depend to a significant degree on the financial health of the company seeking those funds. Security ratings are an indication of a company's financial position and may affect the cost and the willingness of investors to invest in these securities. IP's securities are currently rated by four principal rating agencies as follows:


--------------------------------------------------------------------------------------------------------------------
                                                                        Standard &      Duff & Phelps   Fitch
                                                          Moody's       Poor's                          IBCA
--------------------------------------------------------------------------------------------------------------------
New mortgage bonds                                            Baa1          BBB+        A               BBB+
Preferred stock                                               baa2          BBB-        BBB+            BBB-
Commercial paper                                              P-2           A-2         D-1             F2
Transitional funding trust notes                              Aaa           AAA         AAA             AAA

         Under current market conditions, these ratings would afford IP the ability to issue additional securities through external financing. IP has adequate short-term and intermediate-term bank borrowing capacity.

         In April 1994, S&P lowered IP's mortgage bond rating to BBB from BBB+. In July 1996, Moody's upgraded IP's securities, raising mortgage bond ratings from Baa2 to Baa1 and preferred stock ratings from baa3 to baa2. In July 1998, both Moody's and S&P revised their ratings outlook for IP. Moody's rating went from stable to negative and S&P from positive to stable, reflecting effects of the extended Clinton outage and unprecedented prices for purchased power during late June 1998. In November 1998, Fitch IBCA affirmed the ratings of IP's first and new mortgage bonds at BBB+ and IP's preferred stock at BBB-. Fitch IBCA also established a new commercial paper rating of F2 for IP.

           In February 1999, S&P announced it had implemented a new single credit rating scale for both debt and preferred stock. As a result, S&P rerated all the preferred stock issues and similar debt/equity issues that carry ratings from S&P to conform to the new scale. As a result of this change, the rating on IP's preferred stock was changed to BBB+ from BBB-. On March 4, 1999, Moody's placed all of the securities of IP under review for possible downgrade, citing erosion of cash flow and an expected increase in leverage caused by the extended Clinton outage. Moody's also acknowledged the positive impact of the decision to exit Clinton and the progress made in bringing Clinton back on-line. This review does not include the $864 million of Transitional Funding Trust Notes issued by IPSPT, that are expected to remain rated Aaa.

         Following the merger announcement, several rating agencies responded with favorable outlooks on IP's credit quality. S&P changed its outlook from stable to positive, Duff & Phelps placed IP on Credit Watch-Up and Moody's affirmed their present ratings.

         In January 2000, Duff & Phelps upgraded IP's credit ratings and removed IP from Rating Watch-Up with a stable outlook. Duff & Phelps upgraded IP's secured debt from BBB+ to A, unsecured debt from BBB to A-, preferred and preferred hybrids from BBB- to BBB+ and commercial paper from D-2 to D-1. The Transition Funding Trust Notes remained at AAA.

         Also, in January 2000, S&P upgraded IP's credit ratings and removed IP from Credit Watch with positive implications. IP's corporate credit rating was raised from BBB to BBB+, senior secured rating from BBB to BBB+, senior unsecured debt from BBB- to BBB, subordinated debt from BBB- to BBB, and preferred and hybrid preferred from BB+ to BBB-.

RECENT FINANCING Changes in principal amounts of capital sources for 1999, 1998, and 1997, including normal maturities and elective redemptions, were as follows:

----------------------------------------------------------------------------------
(Millions of dollars)                       1999            1998           1997
----------------------------------------------------------------------------------
Long-term debt                             $(297)          $  64          $ (11)
Preferred stock                              (15)              -            (39)
Transitional funding  trust notes            (86)            864              -
----------------------------------------------------------------------------------
  Total increase (decrease)                $(398)          $ 928          $ (50)
----------------------------------------------------------------------------------

         The amounts shown in the preceding table for debt retirements do not include all mortgage sinking fund requirements. IP generally met those requirements by pledging property additions as permitted under IP's 1943 Mortgage and Deed of Trust and the 1992 New Mortgage. Following the defeasance of the 1943 Mortgage and Deed of Trust, those requirements were no longer necessary. For additional information, see "Note 8 - Long-Term Debt" and "Note 9 - Preferred Stock" in the audited financial statements included herein.

         In June 1999, IP issued $250 million of New Mortgage Bonds due 2009 with an interest rate of 7.50%.

SECURITIZATION In December 1998, IPSPT issued $864 million of Transitional Funding Trust Notes with IP as servicer. This debt, secured by collections of future electric energy deliveries, represents 25% of IP's total capitalization at December 31, 1996, as allowed by the 1997 Electric Utility Transition Funding Law and approved by the ICC. The law allows IP to use this lower cost debt to repurchase debt and equity, which lowers IP's overall cost of capital. IP has to have at least a 40% common equity ratio, exclusive of securitized debt, when the process is completed.

         IP has used funds from this offering to fund open market purchases, maturities and defeasance of debt totaling $646.5 million in principal and repurchased $15.2 million in principal of various preferred stock series. IP also repurchased $49.3 million of its shares from Illinova, who in turn repurchased 1.8 million shares of its common stock on the open market. Completion of the use of securitization funds is expected during the second quarter of 2000.

CAPITAL EXPENDITURES Construction expenditures for 1997 through 1999 were approximately $733 million, including $12.4 million of AFUDC. IP estimates that it will spend approximately $178 million for construction expenditures in 2000. IP construction expenditures for 2000 through 2004 are expected to total approximately $760 million. Additional expenditures may be required during this period to accommodate the transition to a competitive environment, environmental compliance, system upgrades, and other costs that cannot be determined at this time.

         The failure of Clinton to restart by January 31, 1999, triggered a provision in the lease agreement between IP and the Fuel Company requiring IP to deposit $62.1 million cash, in March 1999, with the Fuel Company Trustee for the benefit of investors in secured notes of the Fuel Company. These notes matured December 1, 1999, and were paid in full. During July 1999, IP paid off all outstanding commercial paper debt of the Fuel Company. In February 2000, IP dissolved the Fuel Company.

         In addition to IP's construction expenditures, IP's capital expenditures for 2000 through 2004 are expected to include $435.7 million for mandatory debt retirements. In addition, IPSPT has long-term debt maturities of $86.4 million in each of the above years.

DECOMMISSIONING See "Note 2 - Clinton Impairment, Quasi-Reorganization and Sale of Clinton" in the audited financial statements included herein for additional information.

ENVIRONMENTAL MATTERS See "Note 4 - Commitments and Contingencies" in the audited financial statements included herein and "Environmental Matters" in "Item 1. Business" for a discussion of environmental matters that impact or could potentially impact IP.

TAX MATTERS See "Note 7 - Income Taxes" in the audited financial statements included herein for a discussion of effective tax rates and other tax issues.

MARKET RISK
-----------

RISK MANAGEMENT IP was exposed to both trading and non-trading market risks. Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, commodity prices, and other relevant market rate or price changes. Non-trading market risks included interest rate risk, equity price risk, and commodity price risk. Trading market risk was comprised of commodity price risk. For a discussion of credit risk exposure, see "Note 14 - Financial and Other Derivative Instruments" in the audited financial statements included herein. IP's risk management policy allows the use of derivative financial instruments to manage its financial exposures. Market risk is measured through various means, including VaR models. VaR represents the potential losses for an instrument or portfolio resulting from hypothetical adverse changes in market factors for a specified time period and confidence level. It does not represent the maximum loss that may occur. Future gains and losses will differ from those estimated, based on actual fluctuations in market rates, operating expenses, and the timing thereof, and changes in the portfolio of derivative financial instruments during the year.

INTEREST RATE RISK IP is exposed to interest rate risk as a result of financing through its issuance of fixed or variable-rate debt, including commercial paper issuances, or bank notes. Interest rate risk is the exposure of an entity's financial condition to adverse movements in interest rates. Interest rate exposure is managed according to policy by limiting variable-rate exposure to a certain percentage of capitalization, utilizing derivative instruments when deemed appropriate, and monitoring the effects of market changes in interest rates. At December 31, 1999 and 1998, there were no derivative financial instruments in use related to interest rate risk.

     IP's debt portfolio VaR was calculated quarterly, based on variance/covariance methodology using the RiskMetrics-TM- model. VaR was calculated based on a 95 percent confidence factor and a holding period of one business day. Interest rate risk as measured by VaR for 1999 and 1998 follows:

--------------------------------------------------------------------------------------------------------
                                        Low                       High                      Average
(Millions of dollars)                   VaR                        VaR                        VaR
--------------------------------------------------------------------------------------------------------
1999                                 $  6.1                    $   8.9                     $  7.7
1998                                 $  6.7                    $  14.2                     $  9.9

--------------------------------------------------------------------------------------------------------

OTHER MARKET RISK IP was exposed to equity price risk. Equity price risk is the risk of loss on equity investments from unfavorable movements in equity prices. IP maintained trust funds as required by the NRC, to fund certain costs of nuclear decommissioning. In mid-December, as part of the Clinton sale, these funds were transferred to AmerGen. As of December 31, 1998, these funds were invested in domestic and international equity securities, fixed income securities, and cash and cash equivalents. By maintaining a portfolio that includes equity investments, IP was maximizing the return to be used to fund nuclear decommissioning, which in the long term would correlate better with inflationary increases in decommissioning costs. The equity securities included in the corporation's portfolio were exposed to price fluctuations in interest rates. IP actively monitored its portfolio by benchmarking the performance of its investments against equity and fixed income indexes. It maintained and periodically reviewed established target allocations of the trust assets approved in the investment policy statement.

COMMODITY PRICE RISK IP was exposed to commodity price risk for the first three quarters of 1999 through fluctuations in the price of electricity. Commodity price risk is the risk of loss arising from adverse movements in commodity prices. On October 1, 1999, IP transferred all wholly owned fossil generating assets and related commodity price risk to Illinova, and subsequently to IPMI. Established policies and procedures were employed during 1998 and the first three quarters of 1999 to manage risks associated with those market fluctuations using various commodity derivatives, including futures, forwards, swaps, and options. To measure, monitor, and manage its commodity price risk of both its trading and non-trading portfolio, IP utilized a "Monte Carlo" simulation of trading positions based on a 95 percent confidence level and a five-day holding period. IP's trading VaR at December 31, 1999 and December 31, 1998 were $0.0 million and $1.4 million, respectively.

         IP was also exposed to non-trading commodity price risk through its energy generation business. IP used derivative financial instruments to manage its native load requirements. To measure, monitor, and manage the commodity price risk of its non-trading portfolio, IP utilized a "Monte Carlo" simulation of non-trading positions based on a 95 percent confidence level and a five-day holding period. IP's non-trading commodity price VaR at December 31, 1999 was $0.0 million. New VaR methodology was implemented at the beginning of March 1999, so there is no comparable VaR number at December 31, 1998.

         IP has entered into power purchase agreements with AmerGen and IPMI. Should power acquired under these agreements be insufficient to meet native load requirements, IP will have to buy power at current market prices, thus exposing IP to commodity price risk.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------
         The audited financial statements are included herein.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   FINANCIAL DISCLOSURE

      IP filed a Form 8-K on February 8, 2000 to announce a change in certifying accountant from PricewaterhouseCoopers LLP to Arthur Andersen LLP. This change is being made in conjunction with the merger between Illinova and Dynegy.

                                    PART III
--------------------------------------------------------------------------------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------

         Unless otherwise specifically noted, the following information applies to the period January 1, 1999 through January 31, 2000. On the February 1, 2000 completion date of the merger in which IP's parent company, Illinova, became a wholly-owned subsidiary of Dynegy Inc, the directors named below who had served on both the IP and Illinova Boards, were replaced by a Board consisting of IP and Dynegy Inc. officers, also identified below. The IP directors elected on February 1 receive no special or additional compensation as a result of their service on the IP Board. Also on February 1, 2000, and as a result of the merger, all Illinova common stock automatically converted into Dynegy Inc. common stock on a share-for-share basis. Because this Item is historical, focusing primarily on compensation arrangements in effect during 1999, the word "Illinova" rather than "Dynegy" is used throughout when referring to this stock.

         The Outside Directors of Illinois Power, all of whom also served on the Board of Illinova, receive a total retainer fee of $18,000 per year for service on these boards. Outside Directors who also chair Board Committees receive an additional $2,500 per year. Outside Directors receive a grant of 650 shares of Illinova Common Stock on the date of each Annual Shareholders Meeting. Outside Directors elected to the Board between Annual Shareholders Meetings are paid $850 for each Board and Committee meeting attended prior to the first Annual Shareholders Meeting after election to the Board.

         Prior to 1996 Illinova had a Retirement Plan for Outside Directors. Under this plan, each Outside Director who attained age 65 and served on the Board for a period of 60 or more consecutive months was eligible for annual retirement benefits at the rate of the annual retainer fee in effect when the director retired. Each former Outside Director whose right to receive the retirement benefit had vested, continued to receive such benefits in accordance with the terms of the Retirement Plan until 1999 year-end, at which time each such retired director received a lump sum payment equal to the net present value of all remaining payments.

         In 1996, the Board of Directors adopted a Comprehensive Deferred Stock Plan for Outside Directors, replacing the Retirement Plan. All Outside Directors serving at the time this new plan was adopted were granted a lump sum amount based on the net present value of these benefits to them, were they to have retired under the Retirement Plan, based on the number of years they served on the Board but not to exceed 10. This dollar amount was converted into stock units, based on the then market value of Illinova Common Stock, and placed into an account. The value of these stock units is paid to the director in cash, in a lump sum or installments, on termination of service, based on the market value of Illinova Common Stock at time of termination plus dividend equivalents (dividends that would have been paid had the director actually owned the stock).

         In addition, each Outside Director receives an annual award of stock units having a value of $6,000. This award is paid to the Outside Director in cash on retirement, at once or in installments as the Director may elect. The amount of such payment is determined by multiplying the number of stock units in the account times the then market value of Illinova Common Stock, plus dividend equivalents.

         Illinova has a Deferred Compensation Plan for certain Directors. Outside Directors of Illinois Power may elect to defer all or any portion of their fees and stock grants or dividends from previously issued stock until termination of their services as directors. Deferred fees and grants are converted into stock units representing shares of Illinova Common Stock with the value of each stock unit based on the last reported sales price of such stock. Additional credits are made to the participating director's account in dollar amounts equal to the dividends paid on the Illinova Common Stock that the director would have received if the director had been the owner of the shares represented by the stock units, and these amounts are converted into additional stock units. On termination, payment of deferred fees and stock grants is made in cash to participating directors. Payment is made in a lump sum or installments, as soon as practical following a director's termination.

The cash paid on termination equals the number of stock units times the share price at the close of market on the last business day of the month preceding termination.

         All compensation costs related to Outside Directors have been borne one-half by Illinois Power and one-half by Illinova.

         Outside directors Marilou von Ferstel, Walter D. Scott, and Ronald L. Thompson elected to terminate service on the Illinois Power and Illinova Boards effective on consummation of the Illinova-Dynegy merger. Dynegy management and these directors are evaluating a possible arrangement whereby these directors would continue to provide advisory services to the Dynegy Board. Absent such an arrangement with alternate compensation, payments of approximately $250,728, $175,941, and $338,445 will be made to each of these directors, respectively, representing the net present value of all compensation owed them under the foregoing plans.

DIRECTORS, 1999 THROUGH JANUARY 31, 2000                                        YEAR FIRST ELECTED DIRECTOR
----------------------------------------                                        ---------------------------
J. JOE ADORJAN, 61                                                                           1997

Partner of Stonington Partners, Inc.
and Chairman of ADVEN Capital
Partners, LLC since 1999. He was
Chairman and Chief Executive Officer
of Borg-Warner Security Corporation,
Chicago, Ill., from 1995 to 1999 and
President of Emerson Electric Company
from 1993 to 1995. Prior to that, he
was Chairman and Chief Executive
Officer of ESCO Electronics
Corporation. He is a director of The
Earthgrains Company, ESCO Electronics
Corporation, Hussmann Corporation and
Goss Graphics Systems, Inc.

CHARLES E. BAYLESS, 57                                                                       1998

Chairman of Illinova and Illinois
Power since August, 1998 and, until
December 27, 1999, Chief Executive
Officer and an employee since July,
1998. President of Illinois Power
from July 1998 until September 1999,
and President of Illinova from July
1998 until December 1999. He was
Chairman, President and Chief
Executive Officer of Tucson Electric
Power from 1992 to 1998. He is a
director of Trigen Energy Corporation.

C. STEVEN McMILLAN, 54                                                                       1996

President, Chief Operating Officer
and Director of Sara Lee Corporation,
Chicago, Ill., a global packaged food
and consumer products company, since
1997, and Sara Lee's Executive Vice
President from 1993 to 1997. He is a
director of Pharmacia and Upjohn and
Delta Galil Industries in Israel.


ROBERT M. POWERS, 68                                                                         1984

From 1980 until retirement in December,
1988, Mr. Powers was President and Chief
Executive Officer of A. E. Staley
Manufacturing Company, Decatur, Ill.,
a processor of grain and oil seeds. He is a director of A. E. Staley Manufacturing
Company.

SHELI Z. ROSENBERG, 58                                                                       1997

Chief Executive Officer since 1999
and President and Chief Executive
Officer since 1994 of Equity Group
Investments, LLC, Chicago, Ill., a
privately held business conglomerate
holding controlling interests in 7
publicly traded corporations involved
in basic manufacturing, radio
stations, retail, insurance, and real
estate. She is a director of Capital
Trust; Anixter International, Inc.;
Equity Office Properties Trust;
Equity Residential Properties Trust;
CVS Corporation; and Manufactured
Home Communities, Inc.

WALTER D. SCOTT,  68                                                                         1990

Professor of Management and Senior
Austin Fellow, J. L. Kellogg Graduate
School of Management, Northwestern
University, Evanston, Ill., since
1988.  He is a director of Neodesic
Corporation and Intermatic
Incorporated.

JOE J. STEWART, 61                                                                           1998

From 1995 until retirement in 1998,
Mr. Stewart was President of BWX
Technologies, Inc., formerly The
Babcock & Wilcox Government Group,
Lynchburg, Va., a diversified energy
and environmental equipment and
services company, and Executive Vice
President of McDermott International,
Inc. (parent of BWX Technologies,
Inc.). He was President and Chief
Operating Officer of The Babcock and
Wilcox Company and Executive Vice
President of McDermott International,
Inc., from 1993 to 1995.

RONALD L. THOMPSON, 50                                                                       1991

Chairman and Chief Executive Officer
of Midwest Stamping and Manufacturing
Co., Maumee, Ohio, a manufacturer of
automotive parts, since 1993. He is a
director of Teachers Insurance and
Annuity Association and Ryerson Tull.




MARILOU von FERSTEL,  62                                                                     1990

Executive Vice President and General
Manager of Ogilvy Adams & Rinehart,
Inc., a public relations firm in
Chicago, Ill., from June 1990 until
retirement in April 1997. She is a
director of Walgreen Company.

JOHN D. ZEGLIS, 52                                                                           1993

President and Director of AT&T,
Basking Ridge, New Jersey, a
diversified communications company,
since October, 1997. He was Vice
Chairman from June 1997 to October
1997, Senior Executive Vice President
and General Counsel, from 1995 to
June 1997 and Senior Vice
President-General Counsel and
Government Affairs from 1989 to 1995.
He is a director of Helmerich & Payne
Corporation and Sara Lee Corporation.

DIRECTORS, EFFECTIVE FEBRUARY 1, 2000                                           YEAR FIRST ELECTED DIRECTOR
-------------------------------------                                           ---------------------------
LARRY F. ALTENBAUMER, 52                                                                     2000

President of Illinois Power Company
since 1999; Senior Vice President and
Chief Financial Officer of Illinois
Power and Illinova since 1995. He is
a director of Decatur Memorial Health
Systems.

STEPHEN W. BERGSTROM, 42                                                                     2000

President and Chief Operating Officer
of Dynegy Inc. since 1999; previously
President and Chief Operating Officer
of Dynegy Marketing and Trade and
Senior Vice President of Dynegy Inc.,
since 1996.  He is a director of
Dynegy Inc.

JOHN U. CLARKE, 47                                                                           2000

Executive Vice President and Chief
Financial Officer of Dynegy Inc.
since 1999.  Prior to joining Dynegy
in 1997, he was managing director
with Simmons & Company International,
for approximately one year.
Previously he served as President of
Concept Capital Group, Inc., a .
financial advisory firm formed by Mr.
Clarke in May, 1995.


KENNETH E. RANDOLPH, 43                                                                      2000

Senior Vice President, General
Counsel and Secretary of Dynegy Inc.,
Senior Vice President and General
Counsel of Dynegy and its
predecessor, Natural Gas
Clearinghouse, since 1987.

C.L. WATSON, 50                                                                              2000

Chairman and Chief Executive Officer
of Dynegy Inc.; became President of
Dynegy in 1985 and Chairman and Chief
Executive Officer of Dynegy's
predecessor, NGC Corporation in 1989.
He is a Director of Dynegy Inc. and
of Baker Hughes Incorporated.

ITEM 11.  EXECUTIVE COMPENSATION
--------

         The following table sets forth a summary of the compensation of the Chairman and retired Chief Executive Officer, and the four other most highly compensated executive officers of Illinois Power for the years indicated. The compensation shown includes all compensation paid for service to Illinois Power, its parent and subsidiaries.

          SUMMARY COMPENSATION TABLE
          --------------------------

                                                                                           Long-Term Compensation
                                                                            ----------------------------------------------------
                                                 Annual Compensation                Awards
                                  -----------------------------------------------------------------------
                                                                    Other         Restricted   Securities           All Other
                                                     Bonus          Annual       Stock Awards  Underlying         Compensation
Name and Principal Position  Year      Salary         (3)         Compensation        (4)        Options                (6)
--------------------------------------------------------------------------------------------------------------------------------
CHARLES E. BAYLESS (1) (7)   1999     $568,071     $431,250         $10,912               $0   49,700 SHS.         $4,344,774
   Chairman and              1998      272,372      137,500           2,868      309,625 (5)  165,000 shs.                  0
   Chief Executive
   Officer of Illinois
   Power

GEORGE W. MIRABEN (7)        1999     $309,677     $195,000          $7,770               $0   42,500 SHS.         $1,934,335
   Senior Vice President
   and Chief Administrative
   Officer of Illinois
   Power

LARRY F. ALTENBAUMER         1999     $259,125     $156,600          $9,014               $0   35,120 SHS.         $  676,983
   President of              1998      244,375       19,855           7,010           19,855   10,000 shs.              2,500
   Illinois Power            1997      232,048        8,992           9,521            8,991    6,500 shs.              1,985


ALEC G. DREYER               1999     $250,135     $150,000          $5,662               $0   27,820 SHS.         $  532,741
   Senior Vice President     1998      215,251       27,338           4,676           27,338   10,000 shs.              2,691
   of Illinois Power and     1997      185,875       31,060           4,793           31,060    6,000 shs.              2,585
   President of  Illinova
   Generating Company

PAUL L. LANG (2) (7)         1999     $252,001     $151,200         $14,567               $0    9,900 SHS.         $1,385,905
   Senior Vice President     1998      250,875       24,304           7,705           24,304    8,000 shs.              2,697
   of Illinois Power         1997      242,325       10,602           8,305           10,601    6,500 shs.              2,615

         (1)      Mr. Bayless terminated as Chairman and Chief Executive Officer of Illinova and Illinois Power on December 27, 1999.
         (2)      Mr. Lang terminated as Senior Vice President of Illinois Power on December 31, 1999.
         (3) The amounts shown in this column are the cash award portion of grants made to these individuals under the Executive Incentive Compensation Plan ("Compensation Plan") for 1999, including amounts deferred under the Executive Deferred Compensation Plan. See the Compensation Plan description in footnote (4) below.
         (4) This table sets forth stock unit awards for 1999 under the Compensation Plan. One-half of each year's award under this plan is converted into stock units representing shares of Illinova (now Dynegy) Common Stock based on the closing price of Illinova Common Stock on the last trading day of the award year. The other one-half of the award is cash and is included under Bonus in the Summary Compensation Table. Stock units awarded in a given year, together with cash representing the accumulated dividend equivalents on those stock units, become fully vested after a three-year holding period. Stock units are converted into cash based on the closing price of Common Stock on the first trading day of the distribution year. Participants (or beneficiaries of deceased participants) whose employment is terminated by retirement on or after age 55, disability, or death receive the present value of all unpaid awards on the date of such termination. Participants whose employment is terminated for reasons other than retirement, disability, or death forfeit all unvested awards. In the event of a termination of employment within two years after a change in control of Illinova or any its subsidiaries, without good cause or by any participant with good reason, all awards become fully vested and payable. See discussion of Retention and Settlement Agreements below.
         (5) In December 1998, the Board granted Mr. Bayless an award of 6,000 share units that vest in three equal annual installments of 2,000 share units. These units are converted into Illinova Common Stock when paid. In December, 1999, the Board granted 4,000 shares of Illinova Common Stock to Mr. Bayless to complete this award.
         (6) The amounts shown in this column are Illinois Power's contributions under the Incentive Savings Plan (including the market value of shares of Illinova Common Stock at the time of allocation), and severance payments made to officers terminating as a result of the Illinova-Dynegy merger.
         (7)      See discussion of Retention and Settlement Agreements below.

                  The following tables summarize grants during 1999 of stock options under Illinova's 1992 Long-Term Incentive Compensation Plan ("LTIC") and awards outstanding at year end for the individuals named in the Summary Compensation Table.

OPTION GRANTS IN 1999 - INDIVIDUAL GRANTS
-----------------------------------------

                                 Number of         % of Total
                                Securities          Options
                                Underlying         Granted to
                                  Options           Employees         Exercise or Base    Expiration             Grant Date
                                Granted (1)          in 1999         Price Per Share (1)   Date (1)           Present Value (2)
                          ------------------------------------------------------------------------------------------------------
Charles E. Bayless                49,700               16.8                $24.281        2/10/2009               $220,171

George W. Miraben                 12,500                4.2                 24.281        2/10/2009                 55,375
                                  30,000               10.1                 24.688        1/18/2009                159,600

Larry F. Altenbaumer               9,900                3.3                 24.281        2/10/2009                 43,857
                                  25,220                8.5                 31.125        12/8/2009                186,628

Alec G. Dreyer                     9,600                3.1                 24.281        2/10/2009                 42,528
                                  25,220                8.5                 31.125        12/8/2009                186,628

Paul L. Lang                       9,900                3.3                 24.281        2/10/2009                 43,857

(1) In addition to the specified expiration date, the grant expires on the first anniversary of the recipient's death and/or 5 years following date of retirement, and is not exercisable in the event a recipient's employment terminates. In the event of certain change-in-control circumstances, the Compensation and Nominating Committee (Committee) may accelerate vesting. In August, 1999, the Committee declared all options outstanding at that time, except those granted to Mr. Bayless, exercisable on consummation of the Illinova-Dynegy merger, and expiring one year after the termination dates of any recipients whose employment terminates as a result of the change-in-control. Options granted to Mr. Bayless are exercisable ten years after the date of his termination, with such termination date being deemed to occur on the termination date of his Consulting Agreement. The exercise price of each option is equal to the fair market value of the Illinova Common Stock (average of high and low trading price) on the date of the grant. The options granted in February (those listed first) to Messrs. Miraben, Altenbaumer, Dreyer, and Lang, included an incentive component, payable in cash or stock at the Board's discretion, tied to future performance over three years as measured by total shareholder return or, in Mr. Dreyer's grant, as measured by economic value added.

     In December, the Board determined to pay all executive officers a bonus equal to 183 percent of the maximum award payable over the three-year performance period. See discussion of Retention and Settlement Agreements below for more information regarding these awards.
(2) The Grant Date Present Values have been calculated using the Black-Scholes option pricing model. Disclosure of the Grant Date Present Value, or the potential realizable value of option grants assuming 5% and 10% annualized growth rates, is mandated by regulation; however, the Black-Scholes pricing methodology, or any other present methodology, may not be a valid or accurate means of valuing stock option grants. For options granted in February 1999 (those listed first) the calculation is based on the following assumptions: (i) As of grant date, Illinova's calculated Black-Scholes ratio was .2001. After discounting for risk of forfeiture at three percent per year over Illinova's three-year vesting schedule, the ratio is reduced to .1826; (ii) An annual dividend yield on Illinova Common Stock of 4.63%; (iii) A risk-free interest rate of 5.28%, based on the yield of a zero-coupon government bond maturing at the end of the option term; and (iv) Stock volatility of 23.72%. For those options granted in December 1999 to Messrs. Altenbaumer and Dreyer (those listed second), the assumptions were: (i) As of grant date, Illinova's calculated Black-Scholes ratio was .2607. After discounting for risk of forfeiture at three percent per year over Illinova's three-year vesting schedule, the ratio is reduced to .2379; (ii) An annual dividend yield on Illinova Common Stock of 4.86%;
     (iii) A risk-free interest rate of 6.49%, based on the yield of a zero-coupon government bond maturing at the end of the option term; and
     (iv) Stock volatility of 30.42%. For the option of 30,000 shares granted to Mr. Miraben in January, the assumptions are: (i) As of grant date, Illinova's calculated Black-Scholes ratio was .2362. After discounting for risk of forfeiture at three percent per year over Illinova's three-year vesting schedule, the ratio is reduced to .2156; (ii) An annual dividend yield on Illinova Common Stock of 4.86%; (iii) A risk-free interest rate of 5.10%, based on the yield of a zero-coupon government bond maturing at the end of the option term; and (iv) Stock volatility of 30.65%.

AGGREGATED OPTION AND FISCAL YEAR-END OPTION VALUE TABLE
--------------------------------------------------------

                                                                              Number of Securities
                                                                             Underlying Unexercised      Value of Unexercised
                                                                               Options at Fiscal         In-the-Money Options
                                 Shares Acquired              Value               Year-End (#)          at Fiscal Year-End ($)
      Name                       on Exercise (#)           Realized ($)    Exercisable/Unexercisable   Exercisable/Unexercisable
--------------------------------------------------------------------------------------------------------------------------------
Charles E. Bayless                         0                      $0            214,700 shs./0shs.            $1,262,809/$0
George W. Miraben                          0                      $0            0 shs./42,500 shs.              $0/$432,723
Larry F. Altenbaumer                     800                  $7,300       31,800 shs./51,620 shs.        $315,913/$307,689
                                       4,200                 $38,719
Alec G. Dreyer                             0                      $0       17,750 shs./50,820 shs.        $158,844/$300,236
Paul L. Lang                               0                      $0            55,200 shs./0 shs.              $515,867/$0

PENSION BENEFITS
----------------

         The following table shows the estimated annual pension benefits on a straight life annuity basis payable on retirement based on specified annual average earnings and years of credited service classifications, assuming continuation of the Retirement Plan and employment until age 65.

This table does not show the Social Security offset, but any actual pension benefit payments would be subject to this offset.

                                    Estimated Annual Benefits (rounded)

---------------------------------------------------------------------------------------------------
    Annual              15 Yrs.         20 Yrs.         25 Yrs.        30 Yrs.          35 Yrs.
    Average             Credited        Credited        Credited       Credited         Credited
    Earnings            Service         Service         Service        Service          Service
---------------------------------------------------------------------------------------------------
    $125,000            $ 37,500        $ 50,000        $ 62,500       $ 75,000         $ 87,500
---------------------------------------------------------------------------------------------------
     150,000              45,000          60,000          75,000         90,000          105,000
---------------------------------------------------------------------------------------------------
     175,000              52,500          70,000          87,500        105,000          122,500
---------------------------------------------------------------------------------------------------
     200,000              60,000          80,000         100,000        120,000          140,000
---------------------------------------------------------------------------------------------------
     250,000              75,000         100,000         125,000        150,000          175,000
---------------------------------------------------------------------------------------------------
     300,000              90,000         120,000         150,000        180,000          210,000
---------------------------------------------------------------------------------------------------
     350,000             105,000         140,000         175,000        210,000          245,000
---------------------------------------------------------------------------------------------------
     400,000             120,000         160,000         200,000        240,000          280,000
---------------------------------------------------------------------------------------------------
     450,000             135,000         180,000         225,000        270,000          315,000
---------------------------------------------------------------------------------------------------
     500,000             150,000         200,000         250,000        300,000          350,000
---------------------------------------------------------------------------------------------------
     550,000             165,000         220,000         275,000        330,000          385,000
---------------------------------------------------------------------------------------------------
     600,000             180,000         240,000         300,000        360,000          420,000
---------------------------------------------------------------------------------------------------
     650,000             195,000         260,000         325,000        390,000          455,000
---------------------------------------------------------------------------------------------------
     700,000             210,000         280,000         350,000        420,000          490,000
---------------------------------------------------------------------------------------------------
     750,000             225,000         300,000         375,000        450,000          525,000
---------------------------------------------------------------------------------------------------
     800,000             240,000         320,000         400,000        480,000          560,000
---------------------------------------------------------------------------------------------------

         The earnings used in determining pension benefits under the Retirement Plan are the participants' regular base compensation, as set forth under Salary in the Summary Compensation Table.

SUPPLEMENTAL PENSION BENEFITS
-----------------------------

         In December 1999, the Board of Directors approved termination of the Supplemental Retirement Income Plan, and elimination of all related future financial obligations through a lump sum payment of their present value to all participants.

         The employment agreements with Messrs. Bayless and Miraben provided each of them a supplemental pension benefit equal to 40% of average base pay and bonus. This was paid as a lump sum of $2,665,384 to Mr. Bayless, and $1,476,437 to Mr. Miraben, rather than an annuity, to effect termination of the Supplemental Retirement Income Plan. Also, Mr. Altenbaumer was paid $565,848; Mr. Dreyer was paid $67,625; and Mr. Lang was paid $998,000, to effect termination of the Supplemental Retirement Income Plan.

         At December 31, 1999, for purposes of both the Retirement Plan and the Supplemental Plan, Messrs. Bayless, Miraben, Altenbaumer, Dreyer, and Lang had completed 1, 0, 29, 7 and 18 years of credited service, respectively.

EMPLOYMENT AGREEMENT
--------------------

         Charles Bayless entered into an employment contract with the Company when hired in July, 1998. The agreement included a guaranteed bonus, supplemental pension benefits and a $500,000 loan forgiveable in 20 percent increments over a period of five years. He was also granted options to purchase 165,000 shares of Illinova stock based on the following vesting schedule:

-----------------------------------------------------------------------------------
If employed through                                     Options available
the following date                                      to exercise
-----------------------------------------------------------------------------------
One-year anniversary of grant date                      16,667 shares
-----------------------------------------------------------------------------------
Two-year anniversary of grant date                      16,667 shares
-----------------------------------------------------------------------------------
Three-year anniversary of grant date                    16,667 shares
-----------------------------------------------------------------------------------
The first date on which the stock price is $35.00       57,500 shares
-----------------------------------------------------------------------------------
The first date on which the stock price is $40.00       57,500 shares
-----------------------------------------------------------------------------------

         An additional grant of 6,000 share units of Illinova stock was awarded Mr. Bayless in December 1998, with the right to receive these shares in 2,000-share blocks in calendar years 1998, 1999, and 2000. This grant has been fulfilled. See discussion of Consulting Agreement and Retention and Settlement Agreements below for information on the disposition of the employment agreement with Mr. Bayless.

CONSULTING AGREEMENT
--------------------

         Mr. Bayless has been retained as a consultant until January 31, 2000. The payment for this period is $10,000, for which he is obligated to provide up to 80 hours of consulting service. During the term of the agreement, Mr. Bayless is deemed to be an employee for purposes of stock-based awards, the Retention Agreement, and the Settlement Agreement (see below). On expiration of the Consulting Agreement, he will be treated as having been terminated without cause as a result of a change-in-control.

EMPLOYEE RETENTION AND SETTLEMENT AGREEMENTS
--------------------------------------------

         Illinova entered into Employee Retention Agreements with each of its executive officers and with officers of its subsidiaries. These agreements entitled the beneficiaries to lump sum cash payments, if their employment were terminated without good cause or voluntarily by the officer for good reason within two years following a change in control (as defined in the Agreement) or terminated prior to a change of control at the request of a potential acquiror, equal to:

1) 36 months' salary at the greater of the officer's salary rate in effect on the date of the change in control or the salary rate in effect on the date the officer's employment with Illinova or subsidiary terminated; plus

2) three times the latest bonus earned by the officer during the three calendar years preceding termination of employment.

         Under these agreements, the beneficiaries continue, after any such termination of employment, to participate in and receive benefits under Illinova health and welfare benefit plans, for 36 months following termination of employment, or, if earlier, until age 65 or the individual is reemployed; provided that, if the officer is 50 years of age or older at the time of such termination, then coverage under health, life insurance and similar welfare plans continues until the officer is 55 at which time he or she is eligible to receive health and welfare benefits extended to employees electing early retirement.

         The Employee Retention Agreements created issues of interpretation and implementation as the Illinova-Dynegy merger activity progressed. The Compensation and Nominating Committee worked with outside legal counsel and other external advisors to develop a fair, optimal and cost effective implementation strategy for these agreements.

         Settlement agreements were subsequently entered into with all executive officers, containing the following key provisions: (i) the "bonus" for purposes of trebling, is the 1999 annual award under the Executive Incentive Compensation Plan calculated on the basis of 100 percent goal attainment; (ii) the incentive compensation available under the 1992 Long-Term Incentive Plan, measured by total shareholder return over a three-year performance period commencing in 1999, is paid at a 183 percent of the amount earned for the 1999 performance period except for Mr. Dreyer, whose payment was based on economic value added by Illinova Generating Company, an affiliate of IP, in 1998 and 1999; (iii) vesting is accelerated for all deferred incentive compensation earned in prior years; (iv) supplemental pension benefits are liquidated through payment of their net present values; and (v) ongoing health and welfare benefits are clarified by agreement that such benefits cease at age 55 unless, when the officer is 55, such benefits are still offered to early retirees and the officer elects to retire at that time. All payments treated as earned in 1999 or otherwise payable regardless of change-in-control were paid in 1999 to realize accounting and administrative benefits, with the balance of severance payments made after consummation of the merger and on or after each recipient's actual termination date. Executives whose employment has not terminated received the specified incentive compensation payments and payment in lieu of supplemental pension benefits.

         The settlement agreements with Messrs. Bayless and Miraben include substantially the same provisions and the following additional provisions to address benefits afforded them by their respective prior employment contracts. Mr. Bayless entered into a consulting agreement, previously described, whereby he is deemed to be an employee, until expiration of the consulting agreement, for purposes of his stock-based awards and forgiveness of obligations under his $500,000 promissory note dated August 13, 1998. Mr. Miraben's settlement agreement includes forgiveness of the $250,000 loan made pursuant to a promissory note dated January 18, 1999, and a tax gross-up payment for the forgiven interest but not the forgiven principal.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------

         The table below shows shares of Illinova Common Stock beneficially owned as of December 31, 1999, by each director nominee and the executive officers named in the Summary Compensation Table. All of Illinois Power's Common Stock is owned by Illinova. To the best of Illinois Power's knowledge, no owner holds more than 5 percent of Illinois Power Preferred Stock.

-----------------------------------------------------------------------------------
                                    Number          Number of Stock
                                   of Shares       Units in Deferred
           Name of               Beneficially         Compensation      Percent
      Beneficial Owner           Owned (1)(2)            Plans          of Class
-----------------------------------------------------------------------------------
J. Joe Adorjan                        2,300                   440         (3)
-----------------------------------------------------------------------------------
Charles E. Bayless                  237,189                     -         (3)
-----------------------------------------------------------------------------------
C. Steven McMillan                    2,600                 1,034         (3)
-----------------------------------------------------------------------------------
Robert M. Powers                      9,850                 5,352         (3)
-----------------------------------------------------------------------------------
Sheli Z. Rosenberg                    1,674                 4,592         (3)
-----------------------------------------------------------------------------------
Walter D. Scott                       6,775                 4,031         (3)
-----------------------------------------------------------------------------------
Joe J. Stewart                        1,500                 1,760         (3)
-----------------------------------------------------------------------------------
Ronald L. Thompson                    3,935                 7,755         (3)
-----------------------------------------------------------------------------------
Marilou von Ferstel                   4,666                 5,745         (3)
-----------------------------------------------------------------------------------
John D. Zeglis                        2,769                 4,710         (3)
-----------------------------------------------------------------------------------
Larry F. Altenbaumer                 64,642                     -         (3)
-----------------------------------------------------------------------------------
Alec G. Dreyer                       44,459                     -         (3)
-----------------------------------------------------------------------------------
Paul L. Lang (4)                     59,192                     -         (3)
-----------------------------------------------------------------------------------
George W. Miraben                    42,500                     -         (3)
-----------------------------------------------------------------------------------

(1)  With sole voting and/or investment power.
(2) Includes shares issuable to the executive officers pursuant to outstanding stock options.
(3) No director or executive officer owns any other equity securities of Illinova or as much as 1 percent of the Illinova Common Stock. As a group, directors and executive officers of Illinova and Illinois Power own approximately 698,800 shares of Common Stock (less than 1 percent).
(4)  Includes 910 shares owned by spouse.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------

         None.

                                     PART IV
--------------------------------------------------------------------------------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------

        The following documents, which have been filed by Illinois Power with the Securities and Exchange Commission pursuant to the Securities and Exchange Act of 1934, as amended, are by this reference incorporated in and made a part of this statement:

     (1) Financial Statements - Consolidated financial statements of Illinois Power are incorporated under Item 8. of this Form 10-K.

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

     (a) Reports on Form 8-K, 8-K/A, 10-Q, 10-Q/A, and 10-K/A since September 30, 1999:

         Report filed on Form 8-K on October 15, 1999
                 Other Events:  IP releases results third-quarter earnings

         Report filed on Form 8-K on December 17, 1999
                 Other Events:  IP announces sale of Clinton Power Station to
                                Amergen, a joint venture between PECO Energy Co. of Philadelphia and British Energy of Edinburgh, Scotland.

         Report filed on Form 8-K on February 8, 2000
                 Item 4.: IP announces change in certifying accountant from PricewaterhouseCoopers LLP to Arthur Andersen LLP.

         Report filed on Form 8-K/A on February 28, 2000 which amends March 3,
                 1999 8-K
                 Other Events: 1998 Earnings restatement.

         Report filed on Form 8-K/A on February 28, 2000 which amends April 19,
                 1999 8-K
                 Other Events: 1998 Earnings restatement.

         Report filed on Form 8-K/A on February 28, 2000 which amends June 18, 1999 8-K
                 Other Events: Merger agreement - 1998 earnings restatement.

         Report filed on Form 8-K/A on February 28, 2000 which amends July 16, 1999 8-K
                 Other Events: 1998 Earnings restatement.

         Report filed on Form 10-Q/A on February 28, 2000 which amends May 17, 1999, 10-Q for 1998 earnings restatement.

         Report filed on Form 10-Q/A on February 28, 2000 which amends August 16, 1999, 10-Q for 1998 earnings restatement.

         Report filed on Form 10-Q/A on February 28, 2000 which amends November 15, 1999, 10-Q for 1998 earnings restatement.

         Report filed on Form 10-Q/A on February 29, 2000 which amends November 15, 1999, 10-Q for 1998 earnings restatement. (Second amended filing of this 10-Q)

         Report filed on Form 10-K/A on February 29, 2000 which amends the 1998 10-K for 1998 earnings restatement.

         Report filed on Form 8-K/A on February 29, 2000 which amends October 15, 1999 8-K for 1998 earnings restatement.

         Report filed on Form 8-K on March 1, 2000
                 Other Events:  Illinova releases 1999 earnings

         Report filed on Form 10-Q/A on March 1, 2000 which amends August 16,
                 1999 10-Q
         for 1998 earnings restatement. (Second amended filing of this 10-Q)

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ILLINOIS POWER COMPANY
                                                      (REGISTRANT)

                                           By  /s/ Larry F. Altenbaumer
                                               --------------------------------
                                               Larry F. Altenbaumer, President

                                           Date:   March 30, 2000
                                               --------------------------------

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

    Signature                              Title                        Date
    ---------                              -----                        ----
/s/ Larry F. Altenbaumer                   President and Director  |
-------------------------------------                              |
    Larry F. Altenbaumer                                           |
    (Principal Executive Officer and                               |
    Principal Financial Officer)                                   |
                                                                   |
/s/ Peggy E. Carter                        Controller              |
-------------------------------------                              |
    Peggy E. Carter                                                |
    (Principal Accounting Officer)                                 |
                                                                   |
/s/ C. L. Watson                       |                           |
-------------------------------------  |                           |
    C. L. Watson                       |                           |
                                       |                           |
/s/ Stephen W. Bergstrom               |                           |
-------------------------------------  |                           |
    Stephen W. Bergstrom               |-- Director                |-- March 30, 2000
                                       |                           |
/s/ John U. Clarke                     |                           |
-------------------------------------  |                           |
    John U. Clarke                     |                           |
                                       |                           |
/s/ Kenneth E. Randolph                |                           |
-------------------------------------  |                           |
    Kenneth E. Randolph                |                           |

                                   Exhibit Index

Exhibit  Description
-------  -----------
(3)(i)   ARTICLES OF INCORPORATION

         Amended and Restated Articles of Incorporation of Illinois Power Company, dated September 7, 1994.
         Filed as Exhibit 3(a) to the Current Report on
         Form 8-K dated September 7, 1994 (File No. 1-3004). *

(3)(ii)  BY-LAWS

         By-laws of Illinois Power Company, as amended
         December 14, 1994. Filed as Exhibit 3(b)(1) to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1994 (File No. 1-3004). *

(4) INSTRUMENTS DEFINING RIGHTS OF SECURITY HOLDERS,
    INCLUDING INDENTURES

(a)(1)   Mortgage and Deed of Trust dated November 1, 1943.
         Filed as Exhibit 2(b) Registration No. 2-14066. *

(a)(2) Supplemental Indenture dated July 1, 1991, providing for $84,710,000 principal amount of 7 3/8% First
         Mortgage Bonds due July 1, 2021. Filed as Exhibit
         4(mm) to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended
         December 31, 1991 (File No. 1-3004). *

(a)(3)   Supplemental Indenture No. 1 dated June 1, 1992.
         Filed as Exhibit 4(nn) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1992
         (File No. 1-3004). *

(a)(4)   Supplemental Indenture No. 2 dated June 1, 1992.
         Filed as Exhibit 4(oo) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1992
         (File No. 1-3004). *

(a)(5)   Supplemental Indenture No. 1 dated July 1, 1992.
         Filed as Exhibit 4(pp) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1992
         (File No. 1-3004). *

(a)(6)   Supplemental Indenture No. 2 dated July 1, 1992.
         Filed as Exhibit 4(qq) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1992
         (File No. 1-3004). *

(a)(7)   Supplemental Indenture dated September 1, 1992,


                         Exhibit Index (Continued)

Exhibit  Description
-------  -----------
         providing for $72,000,000 principal amount of 6 1/2%
         First Mortgage Bonds due September 1, 1999.  Filed
         as Exhibit 4(rr) to the Quarterly Report on Form
         10-Q for the quarter ended September 30, 1992
         (File No. 1-3004). *

(a)(8) General Mortgage Indenture and Deed of Trust dated as of November 1, 1992. Filed as Exhibit 4(cc) to the Annual Report on Form 10-K under the Securities
         Exchange Act of 1934 for the year ended December
         31, 1992 (File No. 1-3004). *

(a)(9)   Supplemental Indenture dated February 15, 1993, to
         Mortgage and Deed of Trust dated November 1, 1943.
         Filed as Exhibit 4(dd) to the Annual Report on Form
         10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1992 (File No. 1-3004). *

(a)(10)  Supplemental Indenture dated February 15, 1993, to
         General Mortgage Indenture and Deed of Trust dated as of November 1, 1992. Filed as Exhibit 4(ee) to the
         Annual Report on Form 10-K under the Securities
         Exchange Act of 1934 for the year ended December 31, 1992 (File No. 1-3004). *

(a)(11) Supplemental Indenture No. 1 dated March 15, 1993, to Mortgage and Deed of Trust dated November 1, 1943.
         Filed as Exhibit 4(ff) to the Annual Report on Form
         10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1992 (File No. 1-3004). *

(a)(12) Supplemental Indenture No. 1 dated March 15, 1993, to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992. Filed as Exhibit
         4(gg) to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended
         December 31, 1992 (File No. 1-3004). *

(a)(13) Supplemental Indenture No. 2 dated March 15, 1993, to Mortgage and Deed of Trust dated November 1, 1943.
         Filed as Exhibit 4(hh) to the Annual Report on Form
         10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1992 (File No. 1-3004). *

(a)(14) Supplemental Indenture No. 2 dated March 15, 1993, to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992. Filed as Exhibit
         4(ii) to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended
         December 31, 1992 (File No. 1-3004). *

(a)(15)  Supplemental Indenture dated July 15, 1993, to
         Mortgage and Deed of Trust dated November 1, 1943.
         Filed as Exhibit 4(jj) to the Quarterly Report


                         Exhibit Index (Continued)

Exhibit  Description
-------  -----------
         on Form 10-Q for the quarter ended June 30, 1993
         (File No. 1-3004). *

(b)(16)  Supplemental Indenture dated July 15, 1993, to
         General Mortgage Indenture and Deed of Trust dated as of November 1, 1992. Filed as Exhibit
         4(kk)to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 1-3004). *

(b)(17)  Supplemental Indenture dated August 1, 1993, to
         Mortgage and Deed of Trust dated November 1, 1943.
         Filed as Exhibit 4(ll) to the Quarterly Report on
         Form 10-Q for the quarter ended June 30, 1993
         (File No. 1-3004). *

(a)(18)  Supplemental Indenture dated August 1, 1993, to
         General Mortgage Indenture and Deed of Trust dated as of November 1, 1992. Filed as Exhibit
         4(mm) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 1-3004). *

(a)(19)  Supplemental Indenture dated October 15, 1993, to
         Mortgage and Deed of Trust dated November 1, 1943.
         Filed as Exhibit 4(nn) to the Quarterly Report on
         Form 10-Q for the quarter ended September 30, 1993
         (File No. 1-3004). *

(a)(20)  Supplemental Indenture dated October 15, 1993, to
         General Mortgage Indenture and Deed of Trust dated as of November 1, 1992. Filed as Exhibit 4(oo) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 1-3004). *

(a)(21)  Supplemental Indenture dated November 1, 1993, to
         Mortgage and Deed of Trust dated November 1, 1943.
         Filed as Exhibit 4(pp) to the Quarterly Report on
         Form 10-Q for the quarter ended September 30, 1993
         (File No. 1-3004). *

(a)(22)  Supplemental Indenture dated November 1, 1993, to
         General Mortgage Indenture and Deed of Trust dated as of November 1, 1992. Filed as Exhibit 4(qq) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 1-3004). *

(a)(23)  Supplemental Indenture dated February 1, 1994, to
         Mortgage and Deed of Trust dated November 1, 1943.
         Filed as Exhibit 4(hh) to the Annual Report on
         Form 10-K under the Securities Exchange Act of 1934
         for the year ended December 31, 1993
         (File No. 1-3004). *

(a)(24)  Indenture dated October 1, 1994 between Illinois
         Power Company and the First National Bank of


                         Exhibit Index (Continued)

Exhibit  Description
-------  -----------
         Chicago.  Filed as Exhibit 4(a) to the Quarterly
         Report on Form 10-Q for the quarter ended
         September 30, 1994 (File No. 1-3004). *

(a)(25)  Supplemental Indenture dated October 1, 1994, to
         Indenture dated as of October 1, 1994.  Filed as
         Exhibit 4(b) to the Quarterly Report on Form
         10-Q for the quarter ended September 30, 1994
         (File No. 1-3004). *

(a)(26)  Indenture dated January 1, 1996 between Illinois
         Power Company and Wilmington Trust Company. Filed as Exhibit 4(b)(36) to the Annual Report on Form
         10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1995 (File No. 1-3004). *

(a)(27) First Supplemental Indenture dated January 1, 1996, between Illinois Power Company and Wilmington Trust
         Company. Filed as Exhibit 4(b)(37) to the Annual
         Report on Form 10-K under the Securities Exchange
         Act of 1934 for the year ended December 31, 1995
         (File No. 1-3004). *

(a)(28)  Supplemental Indenture dated April 1, 1997, to
         Mortgage and Deed of Trust dated November 1, 1943. Filed as Exhibit 4(a) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 1-3004). *

(a)(29)  Supplemental Indenture dated April 1, 1997 to General
         Mortgage Indenture and Deed of Trust dated November 1,
         1992. Filed as Exhibit 4(b) to the Quarterly Report on
         Form 10-Q for the quarter ended March 31, 1997 (File
         No. 1-3004). *

(a)(30)  Supplemental Indenture dated December 1, 1997 to
         Mortgage and Deed of Trust dated November 1, 1943. *

(a)(31)  Supplemental Indenture dated as of March 1, 1998 to
         General Mortgage Indenture and Deed of Trust dated as of November 1, 1992 providing for the issuance of $18,700,000 principal amount of 5.40% pollution control bonds. Filed as Exhibit 4.41 to the Registration Statement on Form S-3, filed January
         22, 1999 (File No. 333-71061). *

(a)(32)  Supplemental Indenture dated as of March 1, 1998
         to Mortgage and Deed of Trust dated November 1, 1943 providing for the issuance of $18,700,000 principal amount of pollution control bonds. Filed as Exhibit
         4.39 to the Registration Statement on Form S-3, filed
         January 22, 1999 (File No. 333-71061). *

(a)(33)  Supplemental Indenture dated as of March 1, 1998 to


                         Exhibit Index (Continued)

Exhibit  Description
-------  -----------
         General Mortgage Indenture and Deed of Trust dated
         as of November 1, 1992 providing for the issuance of
         $33,755,000 principal amount of pollution control
         bonds. Filed as Exhibit 4.42 to the Registration
         Statement on Form S-3, filed January 22, 1999
         (File No. 333-71061). *

(a)(34)  Supplemental Indenture dated as of March 1, 1998 to
         Mortgage and Deed of Trust dated November 1, 1943 providing for the issuance of $33,755,000 principal amount of pollution control bonds. Filed as Exhibit
         4.40 to the Registration Statement on Form S-3, filed January 22, 1999 (File No. 333-71061). *

(a)(35) Supplemental Indenture dated as of July 15, 1998 to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992 providing for the issuance of $100,000,000 principal amount of 6.25%
         New Mortgage Bonds.  Filed as Exhibit 4.44 to the
         Registration Statement on Form S-3, filed January
         22, 1999 (File No. 333-71061). *

(a)(36)  Supplemental Indenture dated as of July 15, 1998 to
         Mortgage and Deed of Trust dated November 1, 1943 providing for the issuance of $100,000,000 principal amount of 6.25% First Mortgage Bonds. Filed as Exhibit
         4.43 to the Registration Statement on Form S-3, filed
         January 22, 1999 (File No. 333-71061). *

(a)(37) Supplemental Indenture dated as of September 15, 1998 to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992 providing for the issuance of $100,000,000 principal amount of 6.00% New Mortgage Bonds.
         Filed as Exhibit 4.46 to the Registration Statement on Form S-3, filed January 22, 1999 (File No. 333-71061). *

(a)(38)  Supplemental Indenture dated as of September 15, 1998 to Mortgage and Deed of Trust dated November 1, 1943 providing for the issuance of $100,000,000 principal amount of 6.00% First Mortgage Bonds. Filed as
         Exhibit 4.45 to the Registration Statement on Form S-3, filed January 22, 1999 (File No. 333-71061). *

(a)(39) Supplemental Indenture dated as of October 1, 1998 to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992 providing for the transfer of Letter of Credit providers on three series of pollution control bonds totaling $111,770,000. Filed as Exhibit
         4.47 to the Registration Statement on Form S-3, filed
         January 22, 1999 (File No. 333-71061). *

(a)(40)  Supplemental Indenture dated as of June 15, 1999, to


                         Exhibit Index (Continued)

Exhibit  Description
-------  -----------
         Mortgage and Deed of Trust dated November 1, 1943,
         providing for the issuance of $250,000,000 principal
         amount of 7.5% mortgage bonds. Filed as Exhibit 4.1 to
         the Quarterly Report on Form 10-Q for the quarter
         ended June 30, 1999 (File No. 1-3004). *

(a)(41)  Supplemental Indenture dated as of June 15, 1999, to
         General Mortgage Indenture and Deed of Trust dated as of November 1, 1992, providing for the issuance of 7.50% New
         Mortgage Bonds. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999
         (File No. 1-3004). *

(a)(42) Supplemental Indenture dated as of July 15, 1999, to Mortgage and Deed of Trust dated November 1, 1943, providing for the issuance of $35,615,000 principal amount of 5.70% Series U Pollution Control Bonds. Filed as
         Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-3004). *

(a)(43)  Supplemental Indenture dated as of July 15, 1999, to
         General Mortgage Indenture and Deed of Trust dated
         November 1, 1992, providing for the issuance of $35,615,000 principal amount of 5.70% Series U Pollution Control Bonds.
         Filed as Exhibit 4.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-3004). *

(a)(44) Supplemental Indenture dated as of July 15, 1999, to Mortgage and Deed of Trust dated November 1, 1943, providing for the issuance of $84,150,000 principal amount of 7.40% Series V
         Pollution Control Bonds. Filed as Exhibit 4.5 to the Quarterly
         Report on Form 10-Q for the quarter ended June 30, 1999
         (File No. 1-3004). *

(a)(45)  Supplemental Indenture dated as of July 15, 1999, to General
         Mortgage Indenture and Deed of Trust dated November 1, 1992, providing for the issuance of $84,150,000 principal amount of 7.40% Series V Pollution Control Bonds. Filed as Exhibit 4.6 to the Quarterly Report on Form 10-Q for the quarter ended
         June 30, 1999 (File No. 1-3004). *

(10) MATERIAL CONTRACTS

(a)(1)   Group Insurance Benefits for Managerial Employees of Illinois
         Power Company as amended January 1, 1983. Filed as Exhibit 10(a) to the Annual Report on Form 10-K under the Securities Exchange
         Act of 1934 for the year ended December 31, 1983
         (File No. 1-3004).~*

(a)(2)   Illinois Power Company Incentive Savings Trust and
         Illinois Power Company Incentive Savings Plan and
         Amendment I thereto. Filed as Exhibit 10(d) to the
         Annual Report on Form 10-K under the Securities
         Exchange Act of 1934 for the year ended December 31, 1984 (File No. 1-3004).~*


                         Exhibit Index (Continued)

Exhibit  Description
-------  -----------
(a)(3)   Illinois Power Company's Executive Incentive
         Compensation Plan.  Filed as Exhibit 10(f) to the
         Annual Report on Form 10-K under the Securities
         Exchange Act of 1934 for the year ended December 31,
         1989 (File No. 1-3004).~*

(a)(4) Illinois Power Company Incentive Savings Plan, as amended and restated effective January 1, 1991.
         Filed as Exhibit 10(h) to the Annual Report on Form 10-K under the Securities Exchange Act of
         1934 for the year ended December 31, 1990
         (File No. 1-3004).~*

(a)(5)   Illinois Power Company Executive Deferred
         Compensation Plan. Filed as Exhibit 10(l) to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1993 (File No. 1-3004).~*

(a)(6) Illinois Power Company Retirement Income Plan for salaried employees as amended and restated effective
         January 1, 1989, as further amended through January 1,
         1994. Filed as Exhibit 10(m) to the Annual Report on
         Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1994 (File No. 1-3004).~*

(a)(7) Illinois Power Company Retirement Income Plan for employees covered under a collective bargaining agreement as amended and restated effective as of January 1, 1994.
         Filed as Exhibit 10(n)to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1994 (File No. 1-3004).~*

(a)(8) Illinois Power Company Incentive Savings Plan as amended and restated effective January 1, 1991 and as further amended through amendments adopted December 28, 1994.
         Filed as Exhibit 10(o)to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1994 (File No. 1-3004).~*

(a)(9) Illinois Power Company Incentive Savings Plan for employees covered under a collective bargaining agreement as amended and restated effective January
         1, 1991 and as further amended through amendments adopted December 28, 1994. Filed as Exhibit 10(p) to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended
         December 31, 1994 (File No. 1-3004).~*

(a)(10)  Illinois Power Company Executive Incentive Compensation


                         Exhibit Index (Continued)

Exhibit  Description
-------  -----------
         Plan, as amended, effective January 1, 1997.~*

(a)(11)  Illinois Power Company Executive Deferred Compensation
         Plan as amended by resolutions adopted by the Board of Directors on June 10-11, 1997.~*

(a)(12)  Illinois Power Company Supplemental Retirement Income
         Plan for Salaried Employees of Illinois Power Company as amended by resolutions adopted by the Board of Directors on June 10-11, 1997.~*

(a)(13) Retirement and Consulting Agreement entered into as of June 30, 1997 between Illinois Power Company and
         Wilfred Connell.~*

(a)(14)  Interim agreement with PECO relative to CPS. *

(a)(15)  Settlement Agreement entered into as of December 22,
         1999 between Illinova Corporation on behalf of it and its subsidiaries including IP and Charles E. Bayless.~

(a)(16)  Settlement Agreement entered into as of December 3,
         1999 between Illinova Corporation on behalf of it and its subsidiaries including IP and George W. Miraben.~

(a)(17)  Settlement Agreement entered into as of December 14,
         1999 between Illinova Corporation on behalf of it and its subsidiaries including IP and William B. Conway Jr.~

(a)(18)  Settlement Agreement entered into as of November
         1999 between Illinova Corporation on behalf of it and its subsidiaries including IP and the following officers:
         Larry F. Altenbaumer, Paul L. Lang, Kim B. Leftwich,
         David W. Butts, Robert D. Reynolds, Robert A. Schultz,
         Cynthia G. Steward, Leah Manning Stetzner, and Eric B. Weekes.~

(12) STATEMENT OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

(21) SUBSIDIARIES OF REGISTRANTS

(a)    Subsidiaries of IP.

(27) FINANCIAL DATA SCHEDULES

--------------------------------------
*     Incorporated herein by reference.

~     Management contract and compensatory plans or arrangements.

ILLINOIS POWER COMPANY
RESPONSIBILITY FOR INFORMATION

The consolidated financial statements and all information in this report are the responsibility of management. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include amounts that are based on management's best estimates and judgments. Management also prepared the other information in this report and is responsible for its accuracy and consistency with the consolidated financial statements. In the opinion of management, the consolidated financial statements fairly reflect Illinois Power's financial position, results of operations and cash flows.

   Illinois Power believes that its accounting and internal accounting control systems are maintained so that these systems provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition and that the financial records are reliable for preparing the consolidated financial statements.

   The consolidated financial statements have been audited by Illinois Power's independent accountants, PricewaterhouseCoopers LLP, in accordance with generally accepted auditing standards. Such standards include the evaluation of internal accounting controls to establish a basis for developing the scope of the examination of the consolidated financial statements. In addition to the use of independent accountants, Illinois Power maintained a professional staff of internal auditors who conducted financial, procedural, and special audits. To assure their independence, both PricewaterhouseCoopers LLP and the internal auditors had direct access to the Audit Committee of the Board of Directors.
The Audit Committee was composed of members of the Board of Directors who were not active or retired employees of Illinois Power.


Larry F. Altenbaumer
PRESIDENT


David W. Butts
EXECUTIVE VICE PRESIDENT
& CHIEF OPERATING OFFICER

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and
Shareholders of Illinois Power Company:

In our opinion, the accompanying consolidated balance sheets and the related statements of income, of cash flows and of retained earnings present fairly, in all material respects, the financial position of Illinois Power Company and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As explained in Note 16 to the consolidated financial statements, Illinova Corporation ("Illinova"), the Company's parent, merged with Dynegy on February 1, 2000.

As explained in Note 3 to the consolidated financial statements, the Company transferred its wholly owned fossil generating assets and other generation-related assets and liabilities to Illinova in exchange for a note receivable on October 1, 1999.

As explained in Note 2 to the consolidated financial statements, the Company's commitment to exit nuclear operations resulted in an impairment of the Clinton Power Station in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in December 1998.

As explained in Note 2 to the consolidated financial statements, the Company effected a quasi-reorganization in December 1998. In conjunction with the accounting for a quasi-reorganization, the Company adjusted the recorded value of specific assets and liabilities to fair value, including its fossil power generation stations. In addition, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" and Emerging Issues Task Force Statement 98-10, "Accounting for Energy Trading and Risk Management Activities."

As explained in Note 1 to the consolidated financial statements, the Company discontinued applying the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," to its generation segment of the business in December 1997.



PricewaterhouseCoopers LLP
St. Louis, Missouri
February 28, 2000

Illinois Power Company

C O N S O L I D A T E D   S T A T E M E N T S   O F    I N C O M E

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                             (Millions of dollars)
----------------------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                                       1999               1998               1997
OPERATING REVENUES
Electric                                                                       $    1,178.6     $      1,224.2       $    1,244.4
Electric interchange                                                                  420.2              557.2              175.6
Gas                                                                                   304.4              287.8              353.9
----------------------------------------------------------------------------------------------------------------------------------
         Total                                                                      1,903.2            2,069.2            1,773.9
----------------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES AND TAXES
Fuel for electric plants                                                              191.2              250.2              232.4
Power purchased                                                                       421.1              735.2              217.9
Gas purchased for resale                                                              165.1              149.6              207.7
Other operating expenses                                                              466.9              381.6              290.5
Maintenance                                                                           107.8              156.3              111.7
Depreciation and amortization                                                         151.8              203.6              198.8
Amortization of regulatory asset                                                       26.4                -                  -
General taxes                                                                         100.8              123.2              133.8
Income taxes                                                                           54.4              (30.9)             102.4
Income tax - impairment loss                                                            -               (982.8)               -
Clinton plant impairment loss (Note 2)                                                  -              2,666.9                -
----------------------------------------------------------------------------------------------------------------------------------
         Total                                                                      1,685.5            3,652.9            1,495.2
----------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                               217.7           (1,583.7)             278.7
----------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME
ITC - Clinton impairment                                                                -                160.4                 -
Interest income from affiliates                                                        52.4                -                   -
Miscellaneous - net                                                                   (12.8)               2.6                3.0
----------------------------------------------------------------------------------------------------------------------------------
         Total                                                                         39.6              163.0                3.0
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before interest charges                                                 257.3           (1,420.7)             281.7
----------------------------------------------------------------------------------------------------------------------------------

INTEREST CHARGES
Interest expense                                                                      148.4              134.9              135.9
Allowance for borrowed funds used during construction                                  (4.2)              (3.2)              (5.0)
----------------------------------------------------------------------------------------------------------------------------------
         Total                                                                        144.2              131.7              130.9
----------------------------------------------------------------------------------------------------------------------------------

Net income (loss) before extraordinary item                                           113.1           (1,552.4)             150.8
Extraordinary item net of income tax benefit
    of $118.0 million (Note 1)                                                          -                  -               (195.0)
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                     113.1           (1,552.4)             (44.2)
Less - Preferred dividend requirements                                                 19.2               19.8               21.5
Plus - Carrying amount over consideration
       paid for redeemed preferred stock                                                1.7                 -                 0.2
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common stock                                   $       95.6     $     (1,572.2)       $     (65.5)
----------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements which are an integral part of these statements.

Illinois Power Company

C O N S O L I D A T E D   B A L A N C E   S H E E T S

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              (Millions of dollars)
------------------------------------------------------------------------------------------------------------------------------------
December 31,                                                                                                    1999           1998

ASSETS
Utility Plant
Electric (includes construction work in progress of $84.4 million and $177.7 million, respectively)     $    2,188.9    $   5,481.8
Gas (includes construction work in progress of $17.1 million and $15.3 million, respectively)                  714.2          686.9
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                             2,903.1        6,168.7
Less -- accumulated depreciation                                                                             1,138.6        1,713.7
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                             1,764.5        4,455.0
Nuclear fuel                                                                                                       -           20.3
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                             1,764.5        4,475.3
------------------------------------------------------------------------------------------------------------------------------------
INVESTMENTS AND OTHER ASSETS                                                                                    13.1            2.6
------------------------------------------------------------------------------------------------------------------------------------
Current Assets
Cash and cash equivalents                                                                                       23.5          504.5
Accounts receivable (less allowance for doubtful accounts of $5.5 million)
      Service                                                                                                   91.7          105.9
      Other                                                                                                     49.0           32.5
Interest receivable from affiliate                                                                              51.0              -
Accrued unbilled revenue                                                                                        83.4           82.6
Materials and supplies, at average cost
      Fossil fuel                                                                                                  -           25.6
      Gas in underground storage                                                                                24.2           28.9
      Operating materials                                                                                       16.8           35.9
Assets from commodity price risk management activities                                                             -           26.0
Prepaid and refundable income taxes                                                                             65.9              -
Prepayments and other                                                                                           35.8           42.8
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                               441.3          884.7
------------------------------------------------------------------------------------------------------------------------------------
DEFERRED CHARGES
Note receivable from affiliate                                                                               2,597.6              -
Transition period cost recovery                                                                                320.3          457.3
Other                                                                                                          161.0          284.2
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                             3,078.9          741.5
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        $    5,297.8    $   6,104.1
------------------------------------------------------------------------------------------------------------------------------------

CAPITAL and LIABILITIES
CAPITALIZATION
Common stock -- No par value, 100,000,000 shares authorized; 75,643,937 shares issued, stated at        $    1,274.1    $   1,185.9
Retained earnings -- accumulated since 1/1/99                                                                   54.7              -
Less -- Capital stock expense                                                                                    7.2            7.3
Less -- 12,751,724 shares of common stock in treasury, at cost                                                 286.4          286.4
------------------------------------------------------------------------------------------------------------------------------------
      Total common stock equity                                                                              1,035.2          892.2
Preferred stock                                                                                                 45.8           57.1
Mandatorily redeemable preferred stock                                                                         193.4          199.0
Long-term debt                                                                                               1,906.4        2,158.5
------------------------------------------------------------------------------------------------------------------------------------
      Total capitalization                                                                                   3,180.8        3,306.8
------------------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable                                                                                                91.7          216.2
Notes payable                                                                                                  327.3          147.6
Long-term debt maturing within one year                                                                        236.4          506.6
Taxes accrued                                                                                                   26.8           29.4
Interest accrued                                                                                                17.7           34.9
Liabilities from commodity price risk management activities                                                        -           61.6
Other                                                                                                           66.3           86.2
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                               766.2        1,082.5
------------------------------------------------------------------------------------------------------------------------------------
DEFERRED CREDITS
Accumulated deferred income taxes                                                                            1,075.2          849.5
Accumulated deferred investment tax credits                                                                     24.7           39.6
Decommissioning liability                                                                                          -          567.4
Other                                                                                                          250.9          258.3
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                             1,350.8        1,714.8
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        $    5,297.8    $   6,104.1
------------------------------------------------------------------------------------------------------------------------------------

(Commitments and Contingencies Note 4)
See notes to consolidated financial statements which are an integral part of these statements.

Illinois Power Company
 C O N S O L I D A T E D   S T A T E M E N T S   O F    C A S H   F L O W S

---------------------------------------------------------------------------------------------------------------------
                                                                                                (Millions of dollars)
---------------------------------------------------------------------------------------------------------------------
 For the Years Ended December 31,                                                        1999         1998      1997
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                                                     $113.1    ($1,552.4)   ($44.2)
 Items not requiring (providing) cash --
    Depreciation and amortization                                                       181.8        203.4     202.1
    Deferred income taxes                                                               165.4        (37.8)     29.4
    Extraordinary item                                                                      -            -     195.0
    Impairment loss, net of tax                                                             -      1,523.7         -
 Changes in assets and liabilities --
    Accounts and notes receivable                                                        83.6         11.9      57.7
    Accrued unbilled revenue                                                              (.8)         3.7      19.7
    Materials and supplies                                                               (7.6)       (15.9)     (5.1)
    Prepayments                                                                         (55.6)        18.5     (37.6)
    Accounts payable                                                                    (34.4)        38.3     (31.2)
    Deferred revenue                                                                    (69.0)        87.4         -
    Other deferred credits                                                             (213.1)        11.7     (21.2)
    Interest accrued and other, net                                                     (13.6)        20.8      59.1
---------------------------------------------------------------------------------------------------------------------
 Net cash provided by operating activities                                              149.8        313.3     423.7
---------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES
 Construction expenditures                                                             (197.2)      (311.5)   (223.9)
 Other investing activities                                                              13.0          5.1      27.8
---------------------------------------------------------------------------------------------------------------------
 Net cash used in investing activities                                                 (184.2)      (306.4)   (196.1)
---------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES
 Dividends on common stock and preferred stock                                          (59.6)      (126.1)   (114.6)
 Repurchase of common stock                                                                 -        (78.6)   (121.5)
 Redemptions --
    Short-term debt                                                                    (520.4)      (560.5)   (164.1)
    Long-term debt                                                                     (765.4)      (188.3)   (160.8)
    Preferred stock                                                                     (16.9)           -     (39.0)
 Issuances --
    Short-term debt                                                                     700.1        331.3     231.0
    Long-term debt                                                                      250.0      1,116.5     150.0
    Other financing activities                                                          (34.4)       (14.5)     (3.3)
---------------------------------------------------------------------------------------------------------------------
 Net cash (used in) provided by financing activities                                   (446.6)       479.8    (222.3)
---------------------------------------------------------------------------------------------------------------------
 Net change in cash and cash equivalents                                               (481.0)       486.7       5.3
 Cash and cash equivalents at beginning of year                                         504.5         17.8      12.5
---------------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents at end of year                                               $23.5       $504.5     $17.8
---------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements which are an integral part of these statements.

Illinois Power Company
C O N S O L I D A T E D  S T A T E M E N T S  O F
R E T A I N E D  E A R N I N G S

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                              (Millions of dollars)
-----------------------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                                            1999             1998             1997
Balance at beginning of year                                                              $    -       $     89.5      $     245.9
Net income (loss) before dividends and carrying amount adjustment                          113.1         (1,552.4)           (44.2)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                           113.1         (1,462.9)           201.7
-----------------------------------------------------------------------------------------------------------------------------------
Less-
      Dividends-
           Preferred stock                                                                  19.3             20.1             21.7
           Common stock                                                                     40.8             82.9             90.7

Plus-
      Carrying amount over (under) consideration
         paid for redeemed preferred stock                                                   1.7               -               0.2

      Quasi-reorganization adjustment (Note 2)                                                 -          1,327.2                -
      Transfer from common stock equity to
         eliminate retained earnings deficit (Note 2)                                          -            238.7                -
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                           (58.4)         1,462.9           (112.2)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                                  $   54.7        $       -       $     89.5
-----------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements which are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION Illinois Power Company (IP) is a wholly owned subsidiary of Illinova, a holding company. IP is engaged in the transmission, distribution, and sale of electric energy and the distribution, transportation, and sale of natural gas in the state of Illinois. The consolidated financial statements include the accounts of IP; Illinois Power Securitization Limited Liability Company, a special purpose LLC whose sole member is IP; Illinois Power Special Purpose Trust (IPSPT), a special purpose trust whose sole owner is Illinois Power Securitization Limited Liability Company; Illinois Power Capital, L.P.; and Illinois Power Financing I (IPFI). See "Note 8 - Long-Term Debt" and "Note 9 - Preferred Stock" for additional information.

   All significant intercompany balances and transactions have been eliminated from the consolidated financial statements. Preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates. Actual results could differ from those estimates.

REGULATION IP is regulated primarily by the ICC and the FERC and prepares its consolidated financial statements in accordance with FAS 71, "Accounting for the Effects of Certain Types of Regulation." Reporting under FAS 71 allows companies whose service obligations and prices are regulated to maintain balance sheet assets representing costs they expect to recover through inclusion in future rates. In July 1997, the EITF concluded that application of FAS 71 accounting should be discontinued at the date of enactment of deregulation legislation for business segments for which a plan of deregulation has been established. The EITF further concluded that regulatory assets and liabilities that originated in the portion of the business being deregulated should be written off unless their recovery is specifically provided for through future cash flows from the regulated portion of the business. In December 1997, the State of Illinois enacted P.A. 90-561, legislation designed to introduce competition for electric generation service over a defined transition period.

   Because P.A. 90-561 provides for market-based pricing of electric generation services, IP discontinued application of FAS 71 for its generating segment in December 1997. IP evaluated the regulatory assets and liabilities associated with its generation segment and determined that recovery of these costs was not probable through rates charged to transmission and distribution customers (the regulated portion of its business). In December 1997, IP wrote off generation-related regulatory assets and liabilities of approximately $195 million (net of income taxes). These net assets related to previously incurred costs then expected to be recoverable through future revenues, including deferred Clinton post-construction costs, unamortized losses on reacquired debt, previously recoverable income taxes, and other generation-related regulatory assets.

REGULATORY ASSETS Regulatory assets represent probable future revenues to IP associated with certain costs that are expected to be recovered from customers through the ratemaking process. Significant regulatory assets at December 31 are as follows:

------------------------------------------------------------------------------- -------------- --------------
(Millions of dollars)                                                           1999           1998
------------------------------------------------------------------------------- -------------- --------------
Transition period cost recovery                                                 $320.3         $457.3
Unamortized losses on reacquired debt                                           $ 66.2         $ 40.1
Manufactured-gas plant site cleanup costs                                       $ 44.4         $ 44.7
Clinton decommissioning cost recovery                                           $ 18.7         $ 72.3

UTILITY PLANT The cost of additions to plant and replacements for retired property units is capitalized. Cost includes labor, materials, and an allocation of general and administrative costs, plus AFUDC or capitalized interest as described below. Maintenance and repairs, including replacement of minor items of property, are charged to maintenance expense as incurred. When depreciable property units are retired, the original cost and dismantling charges, less salvage value, are charged to accumulated depreciation.

   Costs which would have been considered capital additions at Clinton were expensed in 1999 due to the 1998 impairment of Clinton-related assets. See "Note 2 - Clinton Impairment, Quasi-Reorganization and Sale of Clinton."

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION The FERC Uniform System of Accounts defines AFUDC as the net costs for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used. AFUDC is capitalized as a component of construction work in progress by those business segments applying the provisions of FAS 71. In 1999, 1998, and 1997, the pre-tax rate used for all construction projects was 5.5%, 5.7%, and 5.6%, respectively. Although cash is not currently realized from AFUDC, it is realized through the ratemaking process over the service life of the related property through increased revenues resulting from a higher rate base and higher depreciation expense. Non-regulated business segments capitalize interest under the guidelines in FAS 34, "Capitalization of Interest Cost."

DEPRECIATION For financial statement purposes, various classes of depreciable property are depreciated over their estimated useful lives by applying composite rates on a straight-line basis. Depreciation of Clinton was discontinued in 1999. In the years 1998 and 1997, depreciation was 2.8% of the average depreciable cost for Clinton. Provisions for depreciation for all other electric plant facilities were 2.6%, 2.3%, and 2.8% in 1999, 1998, and 1997, respectively. Provisions for depreciation of gas utility plant, as a percentage of the average depreciable cost, were 3.5% in 1999 and 1998, and 3.3% in 1997.

AMORTIZATION OF NUCLEAR FUEL Prior to the sale of Clinton, amortization of nuclear fuel (including related financing costs) was determined on a unit of production basis. A provision for spent fuel disposal costs was charged to fuel expense based on kwh generated.

TRANSITION PERIOD REGULATORY ASSET The transition period cost recovery regulatory asset is amortized over the stranded cost recovery period mandated by P.A. 90-561, which extends to 2006. The amount of amortization recorded in each period is based on the recovery of such costs from rate payers as measured by ROE. See "Note 2 - Clinton Impairment, Quasi-Reorganization and Sale of Clinton" for additional information on the transition period cost recovery regulatory asset.

UNAMORTIZED DEBT DISCOUNT, PREMIUM, AND EXPENSE Discount, premium, and expense associated with long-term debt are amortized over the lives of the related issues. Costs related to refunded debt for business segments applying the provisions of FAS 71 are amortized over the lives of the related new debt issues or the remaining life of the old debt if no new debt is issued. Costs related to refunded debt for the unregulated segments are expensed when incurred.

MANUFACTURED-GAS PLANT SITE CLEANUP COSTS REGULATORY ASSET The regulatory asset for the probable future collections from rate payers of allowable MGP site cleanup costs is amortized as the allowable costs are collected from rate payers. See "Note 4 - Commitments and Contingencies" for additional information.

CLINTON DECOMMISSIONING REGULATORY ASSET The regulatory asset for the probable future collections from rate payers of decommissioning costs is amortized as the decommissioning costs are collected from rate payers. See "Note 2 - Clinton Impairment, Quasi-Reorganization and Sale of Clinton."

REVENUE RECOGNITION AND ENERGY COST Revenues for utility services are recognized when services are provided to customers. As such, IP records revenue for services provided but not yet billed. Unbilled revenues represent the estimated amount customers will be billed for service delivered from the time meters were last read to the end of the accounting period.

   Taxes included in operating revenues were $23 million in 1999, $54 million in 1998, and $71 million in 1997. In August 1998, the practice of including state public utility taxes in operating revenues, which is one of several taxes included in operating revenues, was discontinued for the electric portion of the business because IP became a tax collection agent.

   The cost of gas purchased for resale is recovered from customers pursuant to the UGAC. Accordingly, allowable gas costs that are to be passed on to customers in a subsequent accounting period are deferred. The recovery of costs deferred under this clause is subject to review and approval by the ICC. Prior to March 1998, the costs of fuel for electric generation and purchased power costs were deferred and recovered from customers pursuant to the UFAC. On March 6, 1998, IP initiated an ICC proceeding to eliminate the UFAC in accordance with P.A. 90-561. A new base fuel cost recoverable under IP's electric tariffs was established, effective on the date of the filing. UFAC elimination prevents IP from automatically passing cost increases through to its customers and exposes IP to the risks and opportunities of cost fluctuations and operating efficiencies. Under UFAC, IP was subject to annual ICC audits of its actual allowable fuel costs. Costs could be disallowed, resulting in negotiations and/or litigation with the ICC. In 1998, IP agreed to settlements with the ICC that closed the audits for all previously disputed years. As a result of the settlements, IP electric customers received refunds totaling $15.1 million in the first quarter of 1999. These refunds completed the process of eliminating the UFAC at IP.

INCOME TAXES Deferred income taxes result from temporary differences between book income and taxable income and the tax bases of assets and liabilities. The temporary differences relate principally to plant and depreciation.

   Investment tax credits used to reduce federal income taxes have been deferred and are being amortized to income over the service life of the property that gave rise to the credits. As a result of the decision to exit the nuclear energy business, all previously deferred investment tax credits associated with nuclear property were recorded as a credit to income at December 31, 1998.

   IP is included in the consolidated federal income tax and combined state tax returns of Illinova. Under Illinova's income tax allocation agreement, each subsidiary calculates its own tax liability. See "Note 7 - Income Taxes" for additional discussion.

PREFERRED DIVIDEND REQUIREMENTS Preferred dividend requirements of IP reflected in the Consolidated Statements of Income are recorded on the accrual basis.

CONSOLIDATED STATEMENTS OF CASH FLOWS Cash and cash equivalents include cash on hand and temporary investments purchased with an initial maturity of three months or less. A portion of the cash on hand at December 31, 1999 and 1998 is restricted; it is unavailable for general purpose cash needs. This cash is reserved for use in paying off the Transitional Funding Trust Notes issued under the provisions of P.A. 90-561. See "Note 8 - Long-Term Debt" for additional discussion of the Transitional Funding Trust Notes.

The amount of restricted cash was $12.5 million at the end of 1999, and $4.3 million at the end of 1998.

   Income taxes and interest paid are as follows:

(Millions of dollars)
-------------------------------------- ----------------------- ----------------------- ----------------------
Years ended December 31,               1999                    1998                    1997
-------------------------------------- ----------------------- ----------------------- ----------------------
Income taxes                           $   -                   $ 14.6                  $ 94.3
Interest                               $168.1                  $151.6                  $140.0

  Non-cash investing activities during 1999 include the receipt of a $2.8 billion note receivable in conjunction with the transfer of the wholly owned fossil generating assets to Illinova. See "Note 3 - Related Parties" for more information. There was no non-cash investing or financing activity in 1998 and 1997.

ACCOUNTING PRONOUNCEMENTS Implementation of the quasi-reorganization in 1998 required the adoption of any accounting standards that had not yet been adopted because their required implementation date had not occurred. All applicable accounting standards were adopted as of December 1998. The standards adopted included FAS 133, "Accounting for Derivative Instruments and Hedging Activities," SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and SOP 98-5, "Reporting on the Costs of Start-Up Activities." EITF Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," was adopted according to its December 1998 implementation rule.

  IP also adopted FAS 130, "Reporting Comprehensive Income." FAS 130 established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. During 1999, IP recognized $6.2 million of other comprehensive income related to its decommissioning trust fund as required by FAS 130. Concurrent with the December 1999 sale of Clinton, the $6.2 million other comprehensive income was reversed against common stock equity. See "Note 2 - Clinton Impairment, Quasi-Reorganization and Sale of Clinton." There were no other comprehensive income items at December 31, 1999 and no items reported as other comprehensive income in 1998 or 1997.

NOTE 2 - CLINTON IMPAIRMENT, QUASI-REORGANIZATION AND SALE OF CLINTON

In December 1998, IP's Board of Directors decided to exit Clinton operations, resulting in an impairment of Clinton-related assets and the accrual of exit-related costs. The impairment and accrual of costs resulted in a $1,523.7 million, net of income taxes, charge against earnings. Concurrent with the decision to exit Clinton, IP's Board of Directors also decided to effect a quasi-reorganization, whereby IP's consolidated accumulated deficit in retained earnings of $1,565.9 million at December 31, 1998 was eliminated. On December 15, 1999, IP sold Clinton to AmerGen. The sale resulted in revisions to the impairment of Clinton-related assets and the previously accrued exit-related costs. All such revisions were made directly to the common stock equity account in the balance sheet.

BACKGROUND Clinton was placed in service in 1987 and represented approximately 20% of IP's installed generation capacity at December 31, 1998. Clinton did not operate from September 1996 through the end of May 1999, at which time the plant was successfully restarted. Clinton's equivalent availability was 59% for 1999, and 0% for 1998 and 1997.

   In December 1997, the State of Illinois enacted P.A. 90-561, legislation designed to introduce competition for electric generation service over a defined transition period. P.A. 90-561 created uncertainty regarding IP's ability to recover electric generating costs and earn a reasonable rate of return on generating assets. Uncertainties about deregulated generation pricing in Illinois, coupled with IP's experience with nuclear operations and analyses of expected shareholder value from various options related to Clinton, led management to the conclusion that either the sale or closure of Clinton would create more shareholder value than its continued operation. Management determined that this strategic decision would provide a fundamental change necessary for IP to achieve success in the new environment of deregulation and competition.

   In anticipation of a possible decision to exit Clinton, management submitted a letter to the SEC describing proposed accounting for an impairment loss under the "assets to be disposed of" provisions of FAS 121. The letter also requested concurrence with the proposed accounting for a quasi-reorganization, whereby the fossil generation assets would be written up to their fair value coincident with recording the impairment loss for Clinton. In November 1998, the SEC confirmed that it would not object to the proposed accounting.

   At the time of its decision to exit Clinton operations, IP was pursuing potential opportunities to sell Clinton. However, substantial uncertainty existed with regard to the ability to convert any tentative agreement into an executable transaction. As a result, in December 1998 IP accounted for the Clinton exit based on the expectation of plant closure as of August 31, 1999.

CLINTON IMPAIRMENT AND ACCRUAL OF EXIT COSTS Prior to impairment, the book value of Clinton, including construction work in progress, nuclear fuel, and material and supplies, net of accumulated depreciation, was $2,617.6 million. FAS 121 requires that assets to be disposed of be stated at the lower of their carrying amount or their fair value. The fair value of Clinton was estimated to be zero. This estimate was consistent with a management decision to close Clinton. The adjustment of Clinton plant, nuclear fuel, and materials and supplies to fair value resulted in an impairment loss of $2,594.4 million, net of accumulated depreciation. Nuclear fuel and materials and supplies of $23.2 million remained on IP's books after the impairment, given management's expectations that such amounts would be consumed in 1999 prior to Clinton's ultimate disposal. The impairment of Clinton plant, nuclear fuel, and materials and supplies was recognized as a charge to earnings. Consistent with Clinton's estimated fair value of zero and the provisions of FAS 121, depreciation of Clinton was discontinued.

   Concurrent with the decision to exit Clinton operations, IP accrued the estimated cost to decommission the facility. Recognition of this liability, net of previously accrued amounts, resulted in a $486.6 million charge to earnings. IP also recorded a regulatory asset of $72.3 million reflecting probable future collections from IP's customers of decommissioning costs deemed recoverable. The regulatory asset was recognized as a credit to expense, offsetting a portion of the Clinton impairment.

  Also concurrent with the decision to exit Clinton operations, IP recorded other exit-related costs of $115.5 million. These other exit costs included termination fees for nuclear fuel contracts, costs to transition the plant from an operating mode to a decommissioning mode, employee severance, pension curtailment benefits and other postretirement benefit costs. See "Note 11 - Pension and Other Benefits Costs" for additional information. These costs were recognized as charges to earnings.

   P.A. 90-561 allows utilities to recover potentially non-competitive investment costs ("stranded costs") from retail customers during the transition period, which extends until December 31, 2006, with possible extension to December 31, 2008. During this period, IP is allowed to recover stranded costs through frozen bundled rates and transition charges from customers who select other electric suppliers. In May 1998, the SEC Staff issued interpretive guidance on the appropriate accounting treatment during regulatory transition periods for asset impairments and the related regulated cash flows designed to recover such impairments. The Staff's guidance established that an impaired portion of plant assets identified in a state's legislation or rate order for recovery by means of a regulated cash flow should be treated as a regulatory asset in the separable portion of the enterprise from which the regulated cash flows are derived. Based on this guidance and on provisions of P.A. 90-561, IP recorded a regulatory asset of $457.3 million for the portion of IP's stranded costs deemed probable of recovery during the transition period. The regulatory asset was recognized as a credit to expense, offsetting a portion of the Clinton impairment.

   The Clinton impairment and accrual of exit-related costs resulted in an impairment loss of $1,523.7 million, net of income taxes. IP had an accumulated deficit in retained earnings of $1,565.9 million after recording the impairment loss.

REVALUATION OF ASSETS AND LIABILITIES The quasi-reorganization necessitated a review of IP's assets and liabilities to determine whether the book value of such items needed to be adjusted to reflect their fair value. IP determined that its fossil generation assets were not stated at fair value, and an economic assessment was made using projections of on-going operating costs, future prices for fossil fuels, and market prices of electricity in IP's service area. Management concluded that IP's fossil generation assets had a fair value of $2,867.0 million. This fair value was determined using the after-tax cash flows of the fossil assets. Prior to the quasi-reorganization, the fossil generation assets' book value, net of accumulated depreciation, was $631.7 million. The adjustment to fair value resulted in a write-up of $2,235.3 million, which was recognized as an increase in retained earnings.

   IP determined that the book value of its mandatorily redeemable preferred stock and long-term debt attributable to the generation portion of the business was less than its fair value, requiring an adjustment of $27.3 million. These adjustments to fair value were recognized as decreases in retained earnings. The book value of current assets and liabilities equaled fair value and therefore required no adjustments. IP's electric transmission and distribution assets and its gas distribution assets are still subject to cost-based rate regulation and therefore required no adjustment. See "Note 13
- Fair Value of Financial Instruments" for additional information.

EARLY ADOPTION OF ACCOUNTING PRONOUNCEMENTS As part of the quasi-reorganization, IP was required to adopt all existing accounting pronouncements. The effect of adopting the accounting pronouncements was $7.3 million, which was recognized as a direct charge to retained earnings. See "Note 1 - Summary of Significant Accounting Policies" and "Note 14 - Financial and Other Derivative Instruments" for additional information.

REMAINING DEFICIT IN RETAINED EARNINGS After the revaluation of other assets and liabilities to their fair value and the early adoption of accounting pronouncements, the accumulated deficit in retained earnings was $238.7 million, which was eliminated by a transfer from common stock equity.

   A summary of consolidated retained earnings and the effects of the Clinton impairment and quasi-reorganization on the retained earnings balance follows:

(Millions of dollars)
---------------------------------------------------------------------------------------------
Retained earnings (deficit) at December 31, 1998, prior to Clinton
  impairment and quasi-reorganization                                             $   (42.2)
---------------------------------------------------------------------------------------------
Clinton impairment (charged)/credited to earnings:
         Clinton plant, nuclear fuel, and materials and supplies                   (2,594.4)
         Decommissioning costs, net of regulatory asset                              (414.3)
         Other exit costs                                                            (115.5)
         Transition period cost recovery                                              457.3
         Income taxes                                                               1,143.2
---------------------------------------------------------------------------------------------
Total Clinton impairment                                                           (1,523.7)
---------------------------------------------------------------------------------------------
Accumulated deficit in retained earnings                                           (1,565.9)
---------------------------------------------------------------------------------------------
Quasi-reorganization (charged)/credited to retained earnings:
         Generation assets fair value adjustment                                    2,235.3
         Mandatorily redeemable preferred stock and
           long-term debt fair value adjustment                                       (27.3)
         Early adoption of accounting pronouncements                                   (7.3)
         Income taxes                                                                (873.5)
---------------------------------------------------------------------------------------------
Total quasi-reorganization                                                          1,327.2
---------------------------------------------------------------------------------------------
Retained earnings deficit at December 31, 1998                                       (238.7)
Transfer from common stock equity                                                     238.7
---------------------------------------------------------------------------------------------
Retained earnings balance at December 31, 1998, after
   quasi-reorganization                                                           $       -
---------------------------------------------------------------------------------------------


SALE OF CLINTON TO AMERGEN On April 15, 1999, IP announced that it had reached interim agreements with AmerGen and PECO, whereby AmerGen would purchase and operate Clinton and IP would buy at least 80% in 1999 and at least 75% during the years 2000 through 2004 of the plant's electricity output. Under the interim agreements, PECO was responsible for Clinton's direct operating and capital expenses and continued to assist with the management of the plant under the existing management services contract while IP compensated PECO for management services based on the amount of electricity the plant produced. On July 1, 1999, IP announced that it had signed a definitive asset sale agreement and a power purchase agreement with AmerGen. In December 1999, IP's sale of Clinton to AmerGen was completed. AmerGen paid IP $12.4 million for the plant and property.

   At December 31, 1998, IP accounted for its decision to exit Clinton based on the expectation of plant closure. IP revised its impairment of Clinton-related assets and accruals for exit-related costs in accordance with the terms of the sale in December 1999. The net decrease in the impairment and the accruals was recognized as an increase in common stock equity, revising the original effect of the 1998 quasi-reorganization on common stock equity. The change in the impairment loss and the net reductions in the exit-related accruals resulted in an increase in common stock equity of $88.2 million as follows:

Increase (decrease) in common stock equity                 (Millions of dollars)
--------------------------------------------------------------------------------
Clinton plant impairment                                               $   12.4
Decommissioning costs, net of regulatory asset                            288.5
Other shutdown-related costs                                              129.1
Power purchase agreement costs                                          (145.0)
Other sale-related costs                                                  (5.6)
Transition period cost recovery                                         (115.9)
Income taxes                                                             (75.3)
--------------------------------------------------------------------------------
Total change in impairment loss and accruals                           $  88.2
--------------------------------------------------------------------------------

DECOMMISSIONING COSTS AND DECOMMISSIONING REGULATORY ASSET

                                                Accrual                                                           Accrual
                                              Balance at            1999           Other          Cash          Balance at
(Millions of dollars)                     December 31, 1998       Accruals      Adjustments     Payments     December 31, 1999
------------------------------------------------------------------------------------------------------------------------------
Decommissioning costs                          $ 567.4              $ -         $ (330.6)       $ (211.9)         $ 24.9
------------------------------------------------------------------------------------------------------------------------------


   As a result of the sale, AmerGen has assumed responsibility for operating and ultimately decommissioning Clinton. However, IP was required to transfer its decommissioning trust funds in the amount of $98.5 million to AmerGen on the sale closing date and make an additional payment of $113.4 million to the decommissioning trust funds. In addition, IP is responsible for five future annual payments of approximately $5 million to the decommissioning trust funds. The reduction in the decommissioning liability was $330.6 million. IP also reversed comprehensive income of $6.2 million, which had been recorded on the decommissioning trust funds. The accrual balance for decommissioning costs at December 31, 1999 is $24.9 million, of which $5.0 million is included in other current liabilities and $19.9 million is included in other deferred credits in the accompanying consolidated balance sheet.

   In November 1999, the ICC allowed for continued recovery of decommissioning costs associated with Clinton after the sale to AmerGen. IP adjusted the regulatory asset for probable future collections from IP's customers of decommissioning costs to reflect the ICC's limitation on recovery of such costs to an amount corresponding to approximately 75% of IP's future payment responsibility for decommissioning costs under the asset sale agreement. The decrease in the regulatory asset was $48.3 million.
At December 31, 1999, the regulatory asset balance was $18.7 million. See "Note 1 - Summary of Significant Accounting Policies" for additional information.

   The following table summarizes the accruals that IP recorded in December 1998 and December 1999, adjustments to the accruals, cash payments, and the balances of the accruals at December 31, 1999 by income statement line item in which the costs would have otherwise been recognized:

                                                  Accrual                                                         Accrual
                                                Balances at          1999          Other          Cash          Balances at
(Millions of dollars)                        December 31, 1998     Accruals     Adjustments     Payments     December 31, 1999
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
OTHER OPERATING EXPENSES
        Contract termination costs                $    7.1          $   -        $  (7.1)        $   -            $    -
        Transition costs from operating
           mode to decommissioning mode               76.9              -          (76.9)            -                 -
        Employee severance costs                      42.7              -          (37.1)         (5.6)                -
        Pension curtailment benefits*                (11.9)             -           (7.1)            -             (19.0)
        Other postretirement benefits*                 0.7              -           (0.9)            -              (0.2)
------------------------------------------------------------------------------------------------------------------------------
                                                  $  115.5          $   -        $(129.1)        $(5.6)           $(19.2)
------------------------------------------------------------------------------------------------------------------------------
* These amounts are included in the curtailment gain in "Note 11 - Pension and Other Benefits Costs."

POWER PURCHASED
        Power purchase agreement costs            $      -          $  145.0     $     -         $   -            $145.0
------------------------------------------------------------------------------------------------------------------------------

OTHER SHUTDOWN-RELATED COSTS In December 1999, IP adjusted various accruals for other exit-related costs that were originally recorded in December 1998. IP reversed contract termination fees for nuclear fuel contracts of $7.1 million, which were transferred to AmerGen. In addition, IP reversed costs to transition the plant from an operating mode to a decommissioning mode of $76.9 million. IP also reduced its accrual for employee severance costs by $37.1 million and paid $5.6 million to AmerGen on the sale closing date for severance costs.

Pension curtailment benefits increased by $7.1 million, and other postretirement benefit costs decreased by $.9 million.

POWER PURCHASE AGREEMENT COSTS The Clinton sale was contingent on IP signing a power purchase agreement with AmerGen. The power purchase agreement requires that IP purchase 75% of Clinton's output over the 5-year life of the agreement at fixed prices that exceed current and projected wholesale prices. Therefore, IP accrued $145.0 million for the premium that IP estimates it is paying over the life of the agreement, which will be amortized based on the energy purchased from AmerGen. At December 31, 1999, $26.1 million is included in other current liabilities and $118.9 million is included in other deferred credits in the accompanying consolidated balance sheet.

TRANSITION PERIOD COST RECOVERY If IP had known at December 31, 1998 that the Clinton exit would ultimately be concluded as a sale transaction, the impairment loss would have been lower and IP would have recorded a lower transition period cost recovery regulatory asset. Accordingly, as a result of the adjustments which decreased the accruals and the impairment loss, IP reduced its transition period cost recovery regulatory asset by $115.9 million.

NOTE 3 - RELATED PARTIES

Effective October 1, 1999 IP transferred its wholly owned fossil generating assets and other generation-related assets and liabilities at net book value, to Illinova, in exchange for an unsecured note receivable of $2.8 billion. Illinova then transferred the fossil generating assets to its subsidiary, IPMI. The note matures on September 30, 2009 and bears interest at an annual rate of 7.5%, due semiannually on the first day of April and October. At December 31, 1999, IP had outstanding principal and interest balances of $2.6 billion and $51 million, respectively, on the note from Illinova. IP recognized a total of $52.4 million interest income from Illinova, including $51 million related to the note.

   Effective October 1, 1999, IP and IPMI entered into a power purchase agreement (PPA), whereby IP would buy power from IPMI for a primary term extending through December 31, 2004, with provisions to extend the PPA thereafter on an annual basis, subject to concurrence by both parties. The PPA defines the terms and conditions under which IPMI provides capacity and energy to IP, using a tiered pricing structure. In addition, IP sells gas to IPMI which periodically uses gas for the generation of electricity. In 1999, IP purchases of electricity from IPMI, net of gas sales to IPMI, totaled $101.0 million.

   Effective October 1, 1999, IP and IPMI began operating under a Services and Facilities Agreement, whereby IP and IPMI exchange services such as financial, legal, information technology and human resources as well as share facility space. In 1999, IP recorded $10.3 million of income, net of expenses, associated with such agreement. At December 31, 1999, IP maintained a net receivable position for the same amount as reflected in the accompanying Consolidated Balance Sheet.

   IIC, a wholly owned subsidiary of Illinova, is a captive insurance company whose primary business is to insure the risks related to or associated with business enterprises of IP and other subsidiaries of Illinova. During 1999, IP paid premiums of $7.6 million to IIC to insure certain risks of IP.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

COMMITMENTS

IP has contracts with various natural gas suppliers and interstate pipelines to provide natural gas supply, transportation, and leased storage. Estimated committed natural gas, transportation, and leased storage costs for 2000 through 2004 total $61 million. Total natural gas purchased was $164 million in 1999, $157 million in 1998, and $185 million in 1997. IP anticipates that all gas-related costs will be recoverable under IP's UGAC.

UTILITY EARNINGS CAP P.A. 90-561 contains floor and ceiling provisions for IP's ROE. During the transition period ending in 2006 (or 2008 at the option of the utility and with approval by the ICC), IP may request an increase in its base rates if the two-year average of its earned ROE is below the two-year average of the monthly average yields of 30-year U.S. Treasury bonds for the same two years. Conversely, if during the transition period the two-year average of its earned ROE exceeds the two-year average of the monthly average yields of the 30-year U.S. Treasury bonds for the same two years, plus 5.5% in 1999 or 6.5% in 2000 through 2004 (which increases to 8.5% in 2000 through 2004 if a utility chooses not to implement transition charges after 2006), IP must refund to customers 50 percent of the "overearnings." Regulatory asset amortization is included in the calculation of ROE for the ceiling or overearnings test, but is not included in the calculation for the floor test.

NUCLEAR DECOMMISSIONING COSTS See "Note 2 - Clinton Impairment,
Quasi-Reorganization and Sale of Clinton" for additional information on the sale of Clinton Power Station.

ENVIRONMENTAL MATTERS

CLEAN AIR ACT Prior to the transfer of its fossil generating facilities to Illinova on October 1, 1999, IP purchased emission allowances to comply with the SO(2) emission reduction requirements of Phase I (1995-1999) of the Acid Rain Program (Title 4) of the 1990 CAAA. An emission allowance is the authorization by the U.S Environmental Protection Agency (U.S. EPA) to emit one ton of SO(2). The ICC approved IP's Phase I Acid Rain Compliance Plan in September 1993, and IPMI is continuing to implement that plan. IP is no longer responsible for purchasing emission allowances.

     To comply with the Phase I NOx emission reduction requirements of the Acid Rain Program of the Clean Air Act, IP installed low-NOx burners at Baldwin Unit 3 and Vermilion Unit 2. On November 29, 1994, the Phase I NOx rules were remanded to the U.S. EPA. On April 13, 1995, the U.S. EPA reinstated, with some modifications, the Phase I NOx rules effective January 1, 1996. Phase I of the Acid Rain NOx reduction program ended December 31, 1999.

     The U.S. EPA issued revised Phase II NOx emission limits on December 10, 1996; and IP prepared a Phase II Compliance Plan. IPMI is responsible for completion of the Phase II Compliance Plan.

U.S. ENVIRONMENTAL PROTECTION AGENCY COMPLAINT On November 3, 1999, the U.S. EPA issued a NOV against IP and, with the DOJ, filed Complaint No. 99C833 against IP in the U.S. District Court, Southern District of Illinois. Similar notices and lawsuits were filed against a number of other utilities. Both the NOV and Complaint allege violations of the Clean Air Act and regulations thereunder. More specifically, both allege, based on the same events, that certain equipment repairs, replacements and maintenance activities at IP's three generating units at Baldwin, prior to their transfer to Illinova, constituted "major modifications" under either or both the Prevention of Significant Deterioration and the New Source Performance Standards regulations. When non-exempt "major modifications" occur, the Clean Air Act and related regulations generally require that generating facilities meet more stringent emissions standards. The regulations under the Clean Air Act provide certain exemptions to the definition of "major modifications," particularly an exemption for routine repair, replacement or maintenance. Management has analyzed each of the activities covered by the U.S. EPA's allegations and believes they are all done routinely throughout the utility industry as necessary to maintain the operational efficiency and safety of the equipment, and are covered by the exemption for routine repair, replacement and maintenance. Management believes that the U.S. EPA is changing, or attempting to change through enforcement actions, the intent and meaning of its regulations and that, even assuming the activities in question were found not to qualify for the routine exemption, there were no increases either in annual emissions or in the maximum hourly emissions achievable at any of the units caused by any of the activities. The regulations provide an exemption for increased hours of operation or production rate and for increases in emissions resulting from demand growth. Although none of IP's other facilities is covered in the Complaint and NOV, the U.S. EPA has officially requested information concerning activities at IP's Vermilion, Wood River, and Hennepin plants, also prior to their transfer to Illinova. It is possible that the U.S. EPA will eventually commence enforcement actions against those plants. The U.S. EPA has the authority to seek penalties for the alleged violations in question at the rate of up to $27,500 per day for each violation. The U.S. EPA also may be seeking installation of BACT, or equivalent, at Baldwin and possibly at the other three plants. A significant portion of the cost of BACT is already included in the capital budget in connection with previously planned pollution control upgrades. U.S. EPA's and DOJ's claims are believed to be without merit, with no likely outcome that would have a material adverse effect on IP's operations or financial performance.

MANUFACTURED-GAS PLANTS IP's estimated liability for MGP site remediation is $58 million. This amount represents IP's current estimate of the costs it will incur to remediate the 24 MGP sites for which it is responsible. Because of the unknown and unique characteristics at each site, IP cannot currently determine its ultimate liability for remediation of the sites.

     In October 1995, IP initiated litigation against a number of its insurance carriers. Settlement proceeds recovered from these carriers offset a portion of the MGP remediation costs and are credited to customers through the tariff rider mechanism which the ICC previously approved. Cleanup costs in excess of insurance proceeds are considered probable of recovery from IP's transmission and distribution customers. See "Note 1 - Summary of Significant Accounting Policies" for additional information.

OTHER

LEGAL PROCEEDINGS IP is involved in legal or administrative proceedings before various courts and agencies with respect to matters occurring in the ordinary course of business. Management believes that the final disposition of these proceedings will not have a material adverse effect on the consolidated financial position or the results of operations.

ACCOUNTS RECEIVABLE IP sells electric energy and natural gas to residential, commercial, and industrial customers throughout Illinois. At December 31, 1999, 58%, 28%, and 14% of "Accounts receivable - Service" were from residential, commercial, and industrial customers, respectively. IP maintains reserves for potential credit losses and such losses have been within management's expectations. The reserve for doubtful accounts remained at $5.5 million in 1999.

INTERNAL REVENUE SERVICE AUDIT The Internal Revenue Service is currently auditing Illinova's federal income tax returns for the years 1994 through 1997. At this time, the outcome of the audit cannot be determined. Management does not expect that the results will have a material adverse effect on IP's financial position or results of operations. For a detailed discussion of income taxes, see "Note 7 - Income Taxes."

NOTE 5 - LINES OF CREDIT AND SHORT-TERM LOANS

IP has total lines of credit represented by bank commitments amounting to $350.0 million, all of which were unused at December 31, 1999. These lines of credit are renewable in May 2000 and May 2002. These bank commitments support the amount of commercial paper outstanding at any time, limited only by the amount of unused bank commitments, and are available to support IP activities. At December 31, 1999 and 1998, IP had $302.3 million and $97.6 million of commercial paper outstanding, respectively.

   IP pays facility fees up to .20% per annum on $350.0 million of the total lines of credit, regardless of usage. The interest rate on borrowings under these agreements is, at IP's option, based on the lending banks' reference rate, their Certificate of Deposit rate, the borrowing rate of key banks in the London interbank market, or competitive bid.

    IP has letters of credit capacity totaling $198.2 million, all of which were undrawn at December 31, 1999. IP pays fees up to .98% per annum on the undrawn amount of credit.

   At December 31, 1999 and 1998, IP had $25 million and $50 million of extendible floating rate notes outstanding, respectively. IP incurred interest on such notes at a rate of 6.7% during 1999. The outstanding notes mature on April 10, 2000.

(Millions of dollars, except rates)                                  1999                  1998
                                                                    -------              -------
Short-term borrowings at December 31,                               $ 327.3              $ 147.6

Weighted average interest rate at December 31,                          6.3%                 6.0%

Maximum amount outstanding at any month end                         $ 374.3              $ 370.9

Average daily borrowings outstanding during the year                $ 266.1              $ 321.0

Weighted average interest rate during the year                          5.5%                 5.7%

NOTE 6 - FACILITIES AGREEMENTS

On March 13, 1997, the NRC issued an order approving the transfer to IP of the Clinton operating license related to Soyland's 13.2% ownership obligations in connection with the transfer from Soyland to IP of all of Soyland's interest in Clinton pursuant to an agreement reached in 1996. Soyland's title to the plant and directly related assets, such as nuclear fuel, was transferred to IP on May 1, 1997. Soyland's nuclear decommissioning trust assets were transferred to IP on May 19, 1997, consistent with IP's assumption of all of Soyland's ownership obligations, including those related to decommissioning.

   FERC approved an amended PCA between Soyland and IP in July 1997. The amended PCA obligates Soyland to purchase all of its capacity and energy needs from IP for at least 10 years. The amended PCA provides that a contract cancellation fee will be paid by Soyland to IP in the event that a Soyland member terminates its membership in Soyland. In May 1997, three distribution cooperative members terminated their membership by buying out of their respective long-term wholesale power contracts with Soyland. This action resulted in Soyland paying a fee of $20.8 million to IP in June 1997 to reduce its future base capacity charges. Fee proceeds of $2.9 million were used to offset IP's costs of acquiring Soyland's share of Clinton, and the remaining $17.9 million was recorded as interchange revenue.

   In December 1997, Soyland signed a letter of intent to pay in advance the remainder of its base capacity charges in the PCA, approximately $70 million. Soyland received the necessary financing and regulatory approvals in the second quarter of 1998. IP received $30 million and $40 million from Soyland during the first and second quarters of 1998, respectively. The prepayment was deferred and was being recognized as interchange revenue evenly over the initial term of the PCA, September 1, 1996, through August 31, 2006. In December 1998, Soyland and IP agreed to a restructuring of the PCA in which IP acts as an agent for Soyland in obtaining and scheduling power and energy and related transmission from other parties. Pursuant to a comprehensive agreement dated March 1, 1999, the remaining deferred revenue of $61 million was brought into income in the first quarter of 1999 and, subsequent to December 31, 1999, IP has no further power or energy supply obligations to Soyland.

NOTE 7 - INCOME TAXES

Deferred tax assets and liabilities were comprised of the following:

                                                                                   (Millions of dollars)
--------------------------------------------------------------------------------------------------------
Balances as of December 31,                                             1999                     1998
--------------------------------------------------------------------------------------------------------
Deferred tax assets
--------------------------------------------------------------------------------------------------------

Current -
     Misc. book/tax recognition differences                           $   19.7                 $    9.2
--------------------------------------------------------------------------------------------------------

Noncurrent -
     Depreciation and other property related                              45.7                    150.4
     Alternative minimum tax                                             164.6                    140.5
     Unamortized investment tax credit                                    13.8                     18.1
     Misc. book/tax recognition differences                               91.7                    375.0
--------------------------------------------------------------------------------------------------------
                                                                         315.8                    684.0
--------------------------------------------------------------------------------------------------------

     Total deferred tax assets                                        $  335.5                 $  693.2
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------



Deferred tax liabilities
--------------------------------------------------------------------------------------------------------

Current -
     Misc. book/tax recognition differences                           $    1.9                 $    0.1
--------------------------------------------------------------------------------------------------------

Noncurrent -
     Depreciation and other property related                           1,218.8                  1,292.8
     Misc. book/tax recognition differences                              172.2                    240.7
--------------------------------------------------------------------------------------------------------
                                                                       1,391.0                  1,533.5
--------------------------------------------------------------------------------------------------------

        Total deferred tax liabilities                                $1,392.9                 $1,533.6
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

Income taxes included in the Consolidated Statement of Income consist of the following components:

                                                                                   (Millions of dollars)
--------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                1999          1998        1997
--------------------------------------------------------------------------------------------------------
Current taxes -

     Included in operating
        expenses and taxes                                              $47.6         $7.6        $72.7
     Included in other income
        and deductions                                                 (134.9)        (4.2)         (.7)

--------------------------------------------------------------------------------------------------------
        Total current taxes                                             (87.3)         3.4         72.0
--------------------------------------------------------------------------------------------------------

Deferred taxes -

     Included in operating
        expenses and taxes
           Property related differences                                 131.7        (30.0)         9.2
           Alternative minimum tax                                      (24.1)        16.4         41.7
           Gain/loss on reacquired debt                                   4.9          3.4           .4
           Clinton plant impairment                                         -       (982.8)           -
           Enhanced retirement and severance                                -            -           .5
           Misc. book/tax recognition differences                        99.0        (20.0)       (16.7)

     Included in other income
       and deductions
           Property related differences                                 (53.8)          .3          (.4)
           Misc. book/tax recognition differences                         2.1           .3          1.5

--------------------------------------------------------------------------------------------------------
           Total deferred taxes                                         159.8     (1,012.4)        36.2
--------------------------------------------------------------------------------------------------------

Deferred investment tax credit - net
     Included in operating expenses and taxes                           (1.2)         (8.3)        (7.3)

     Included in other income and deductions -
        Clinton plant impairment                                           -        (160.4)           -

--------------------------------------------------------------------------------------------------------
          Total investment tax credit                                   (1.2)       (168.7)        (7.3)
--------------------------------------------------------------------------------------------------------

Total income taxes (benefits) from continuing operations               $71.3     ($1,177.7)      $100.9

--------------------------------------------------------------------------------------------------------

     Income tax (benefit), extraordinary item -
        Current tax expense                                                -             -        (17.8)
        Deferred tax expense                                               -             -       (100.2)

--------------------------------------------------------------------------------------------------------
           Total extraordinary item                                        -             -       (118.0)
--------------------------------------------------------------------------------------------------------

Total income taxes (benefits)                                          $71.3     ($1,177.7)      ($17.1)
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

For the years ended December 31, 1999, 1998 and 1997, income tax expenses (benefits) in the amounts of $16.9 million, ($3.6) million, and ($1.5) million, respectively, are reported in Miscellaneous-net in the accompanying Consolidated Statements of Income. Other tax expenses (benefits) for the years ended December 31, 1999, 1998 and 1997 are reported as separate components on the accompanying Consolidated Statements of Income.

The reconciliations of income tax expense to amounts computed by applying the statutory tax rate to reported pretax income from continuing operations for the period are set-out below:

                                                                                           (Millions of dollars)
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                          1999         1998        1997
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
Income tax expense (benefit) at the
    federal statutory tax rate                                                   $59.9       ($886.9)      $88.1
Increases / (decreases) in taxes
    resulting from -
          State taxes, net of federal effect                                      13.2        (196.0)       11.8
          Investment tax credit amortization                                      (1.2)         (8.3)       (7.3)
          Clinton plant impairment                                                   -         (85.4)          -
          Depreciation not normalized                                              2.0           4.4        11.3
          Interest expense on preferred securities                                (6.7)         (6.8)       (6.9)
          Other - net                                                              4.1           1.3         3.9

----------------------------------------------------------------------------------------------------------------

Total income taxes (benefits) from continuing operations                         $71.3     ($1,177.7)     $100.9
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

   Combined federal and state effective income tax rates were 38.7%, 43.1%, and 40.1% for the years 1999, 1998, and 1997 respectively.

   IP is included in the consolidated federal income tax and combined state tax returns of Illinova. Under Illinova's income tax allocation agreement, each subsidiary calculates its own tax liability.

   The Internal Revenue Service is currently auditing Illinova's consolidated federal income tax returns for the years 1994 through 1997. The audits are not expected to have a material adverse effect on Illinova's consolidated financial position or results of operations.

   IP is subject to the Alternative Minimum Tax , and has an Alternative Minimum Tax Credit carryforward at December 31, 1999, of approximately $164.6 million. This credit can be carried forward indefinitely to offset future regular income tax liabilities in excess of the tentative minimum tax.

   Because of the passage of P.A. 90-561 in 1997, IP's electric generation business no longer meets the criteria for application of FAS 71. As required by FAS 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71", the income tax effects of the write-off of regulatory assets and liabilities related to electric generation are reflected in the extraordinary item recorded in 1997.

NOTE 8 - LONG-TERM DEBT

                                                                                                   (Millions of dollars)
------------------------------------------------------------------------------------------------------------------------
December 31,                                                                               1999                1998
------------------------------------------------------------------------------------------------------------------------
First mortgage bonds--
       6 1/2%  series due 1999                                                         $        -           $      72.0
       7.95%   series due 2004                                                                  -                  39.0
       7 3/8%  series due 2021 (Pollution Control Series J)                                     -                  84.7
       8 3/4%  series due 2021                                                                  -                  57.1
       5.70%   series due 2024 (Pollution Control Series K)                                     -                  35.6
       7.40%   series due 2024 (Pollution Control Series L)                                     -                  84.1
------------------------------------------------------------------------------------------------------------------------
      Total first mortgage bonds                                                                -                 372.5
------------------------------------------------------------------------------------------------------------------------
New mortgage bonds--
       6 1/8%  series due 2000                                                                40.0                 40.0
       5.625%  series due 2000                                                               110.0                110.0
       6.25%   series due 2002                                                                95.7                100.0
       6.0%    series due 2003                                                                90.0                100.0
       6 1/2%  series due 2003                                                               100.0                100.0
       6 3/4%  series due 2005                                                                70.0                 70.0
       7.5%    series due 2009                                                               250.0                    -
       8.0%    series due 2023                                                                   -                229.0
       5.70%   series due 2024 (Pollution Control Series U)                                   35.6                    -
       7.40%   series due 2024 (Pollution Control Series V)                                   84.1                    -
       7 1/2%  series due 2025                                                                97.6                148.5
       5.40%   series due 2028 (Pollution Control Series A)                                   18.7                 18.7
       5.40%   series due 2028 (Pollution Control Series B)                                   33.8                 33.8
       Adjustable rate series due 2028
              (Pollution Control Series M, N, and O)                                         111.8                111.8
       Adjustable rate series due 2032
              (Pollution Control Series P, Q, and R)                                         150.0                150.0
------------------------------------------------------------------------------------------------------------------------
      Total new mortgage bonds                                                             1,287.3              1,211.8
------------------------------------------------------------------------------------------------------------------------
      Total mortgage bonds                                                                 1,287.3              1,584.3
------------------------------------------------------------------------------------------------------------------------
Transitional Funding Trust Notes--
       5.39% due 2000                                                                         23.6                110.0
       5.26% due 2001                                                                        100.0                100.0
       5.31% due 2002                                                                         80.0                 80.0
       5.34% due 2003                                                                         85.0                 85.0
       5.38% due 2005                                                                        175.0                175.0
       5.54% due 2007                                                                        175.0                175.0
       5.65% due 2008                                                                        139.0                139.0
------------------------------------------------------------------------------------------------------------------------
      Total transitional funding trust notes                                                 777.6                864.0
------------------------------------------------------------------------------------------------------------------------
Variable rate long-term debt due 2017                                                         75.0                 75.0
------------------------------------------------------------------------------------------------------------------------
                                                                                           2,139.9              2,523.3
Adjustment to Fair Value                                                                      11.9                 25.3
Unamortized discount on debt                                                                  (9.0)               (15.5)
------------------------------------------------------------------------------------------------------------------------
      Total long-term debt excluding obligations of IP Fuel Company                        2,142.8              2,533.1
Obligations of IP Fuel Company                                                                   -                132.0
------------------------------------------------------------------------------------------------------------------------
                                                                                           2,142.8              2,665.1
Long-term debt maturing within one year                                                     (236.4)              (506.6)
------------------------------------------------------------------------------------------------------------------------
         Total long-term debt                                                          $   1,906.4          $   2,158.5
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

In the above table, the "adjustment to fair value" is the total adjustments of debt to fair value in the quasi-reorganization. The adjustments to the fair value of each debt series are being amortized over its remaining life to interest expense. See "Note 2 - Clinton Impairment, Quasi-Reorganization and Sale of Clinton" for more information.

   In June 1999, IP issued $250 million of 7.5% New Mortgage Bonds due 2009.

   In January 1999, $57.1 million of 8 3/4% First Mortgage Bonds due 2021 and $229 million of 8.0% New Mortgage Bonds due 2023 were purchased through a redemption notice. IP also redeemed $5.4 million of 7.95% First Mortgage Bonds due 2004 in January 1999. In February 1999, IP redeemed $36.8 million of 6 1/2% First Mortgage Bonds due 1999 and $5 million of 7.95% First Mortgage Bonds due 2004.

   During March 1999, IP redeemed $12.5 million of 7.95% First Mortgage Bonds due 2004. IP redeemed $39.9 million of 7 1/2% New Mortgage Bonds due 2025 in April 1999, and redeemed an additional $11 million of the 7 1/2% series in October 1999. Also, $10 million of 6.0% New Mortgage Bonds due 2003 were redeemed in August 1999 and $4.3 million of 6.25% New Mortgage Bonds due 2002 were redeemed in October 1999.

   On July 20, 1999, IP's 1943 mortgage (First Mortgage) was retired. All remaining First Mortgage debt was substituted with debt issued under the 1992 mortgage (New Mortgage) or defeased. New Mortgage Bonds of $35.6 million with a coupon rate of 5.70% due 2024 (Series K) and $84.1 million with a coupon rate of 7.40% due 2024 (Series L) were substituted for First Mortgage Bonds with identical terms and amounts (replacement Series U and V). With proceeds received from the December 1998 securitization issuance, IP defeased $35.2 million of 6 1/2% First Mortgage Bonds due 1999, $16.1 million of 7.95% First Mortgage Bonds due 2004 and $84.7 million of 7 3/8% First Mortgage Bonds due 2021.

   During January 2000, IP repurchased $32 million of 7 1/2% New Mortgage Bonds due 2025.

   For the years 2000, 2001, 2002, 2003, and 2004, IP has long-term debt maturities, excluding the Transitional Funding Trust Notes (the Notes) in the aggregate of (in millions) $150.0, $0.0, $95.7, $190.0, and $0.0, respectively.

   During 1999, IP paid $132 million to extinguish all obligations of IP Fuel Company. IP Fuel Company was formed for the purpose of leasing nuclear fuel to IP for Clinton. There were no obligations of IP Fuel Company at December 31, 1999.

   In December 1998, Illinois Power Special Purpose Trust issued $864 million of Transitional Funding Trust Notes as allowed under the Illinois Electric Utility Transition Funding Law in P.A. 90-561. As of December 31, 1999, IP has used $674.3 million of the funds to repurchase outstanding debt obligations and $49.3 million to repurchase 2.3 million shares of IP's common stock owned by Illinova. During 1999, IP paid down the Notes by $86.4 million. IP plans to pay down such Notes ratably through 2008; therefore, at December 31, 1999, $86.4 million is classified as Long-term debt maturing within one year.

   At December 31, 1999, the aggregate total of unamortized debt expense and unamortized loss on reacquired debt was approximately $91.8 million. This amount is included in the Consolidated Balance Sheet under "Other Deferred Charges."

   The remaining balance of net bondable additions at December 31, 1999, was approximately $293 million.

NOTE 9 - PREFERRED STOCK

                                                                                                               (Millions of dollars)
------------------------------------------------------------------------------------------------------------------------------------
December 31,                                                                                                  1999            1998
SERIAL PREFERRED STOCK, cumulative, $50 par value  --
Authorized 5,000,000 shares; 912,675 and 1,139,110 shares outstanding, respectively

                                   1999        1998   REDEMPTION
              SERIES             SHARES      SHARES   PRICES
              4.08%             225,510     283,290 $ 51.50                                                   $11.3           $14.1
              4.26%             104,280     136,000   51.50                                                     5.2             6.8
              4.70%             145,170     176,000   51.50                                                     7.2             8.8
              4.42%             102,190     134,400   51.50                                                     5.1             6.7
              4.20%             143,760     167,720   52.00                                                     7.2             8.4
              7.75%             191,765     241,700   50.00 after July 1, 2003                                  9.6            12.1
              Net premium on preferred stock                                                                    0.2             0.2
------------------------------------------------------------------------------------------------------------------------------------
     Total Preferred Stock, $50 par value                                                                     $45.8           $57.1
------------------------------------------------------------------------------------------------------------------------------------
SERIAL PREFERRED STOCK, cumulative, without par value--
Authorized 5,000,000 shares; none outstanding,                                                                    -               -
------------------------------------------------------------------------------------------------------------------------------------
PREFERENCE STOCK, cumulative, without par value --
Authorized 5,000,000 shares; none outstanding                                                                     -               -
------------------------------------------------------------------------------------------------------------------------------------
     Total Serial Preferred Stock and Preference Stock                                                        $45.8           $57.1
------------------------------------------------------------------------------------------------------------------------------------
COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF:
ILLINOIS POWER CAPITAL, L.P.
    Monthly Income Preferred Securities, cumulative, $25 liquidation
    preference--Authorized 3,880,000 shares; 3,725,100 and                                                    $93.1           $97.0
    3,880,000 shares outstanding, respectively
ILLINOIS POWER FINANCING I
    Trust Originated Preferred Securities, cumulative, $25 liquidation
    preference--4,000,000 shares authorized and outstanding                                                   100.0           100.0
ADJUSTMENT TO FAIR VALUE                                                                                        0.3             2.0
------------------------------------------------------------------------------------------------------------------------------------
     Total Company Obligated Mandatorily
     Redeemable Preferred Stock                                                                              $193.4          $199.0
------------------------------------------------------------------------------------------------------------------------------------


In the above table, only the MIPS and TOPrS were restated to their fair value in the quasi-reorganization. The serial preferred stock was not restated because it is equity rather than an asset or a liability. The increase in the value of the MIPS and the TOPrS is being amortized to interest expense over the minimum remaining life of the securities. See "Note 2 - Clinton Impairment, Quasi-Reorganization and Sale of Clinton" for more information.

   Serial Preferred Stock ($50 par value) is redeemable at the option of IP, in whole or in part, at any time with not less than 30 days and not more than 60 days notice by publication. The MIPS mature on September 30, 2043, and are redeemable at IP's option, in whole or in part, on or after October 6, 1999, with not less than 30 days and not more than 60 days notice by publication. The TOPrS mature on January 31, 2045, and may be redeemed at IP's option, in whole or in part, at any time on or after January 31, 2001.

   Illinois Power Capital, L.P., is a limited partnership in which IP serves as a general partner. Illinois Power Capital issued (1994) $97 million of tax-advantaged MIPS at 9.45% (5.67% after-tax rate) with a liquidation preference of $25 per share. IP consolidates the accounts of Illinois Power Capital, L.P.

   IPFI is a statutory business trust in which IP serves as sponsor. IPFI issued (1996) $100 million of TOPrS at 8% (4.8% after-tax rate). IP consolidates the accounts of IPFI.

   During 1999, IP redeemed $11.3 million of various issues of Serial Preferred Stock, and $3.9 million of Illinois Power Capital, L.P. tax advantaged MIPS. Proceeds from the Transitional Funding Trust Notes were used for these redemptions. The carrying amount of these securites was $1.7 million greater than consideration paid which has been included in net income applicable to common stock in the 1999 Consolidated Statement of Income.

   Under the Restated Articles of Incorporation common stock dividends are subject to the preferential rights of the holders of preferred and preference stock.

NOTE 10 - COMMON STOCK AND RETAINED EARNINGS

As of December 31, 1998, Illinois Power effected a quasi-reorganization in which IP's accumulated deficit in retained earnings of $1,565.9 million was eliminated by a $1,327.2 million restatement of other assets and liabilities to their fair value and a transfer of $238.7 million from common stock equity. See "Note 2 -Clinton Impairment, Quasi-Reorganization and Sale of Clinton" for additional information regarding the effects upon retained earnings.

   On December 15, 1999, IP sold Clinton to AmerGen, which resulted in a revision to the impairment of Clinton-related assets and the previously accrued nuclear investment exit-related costs. The net decrease in the impairment and the accruals was $88.2 million, which was recognized as an increase in common stock equity, revising the original effect of the 1998 quasi-reorganization on common stock equity.

   On December 22, 1998, IPSPT issued $864 million of Transitional Funding Trust Notes, with IP as servicer. As of December 31, 1998, IP used $49.3 million of the funds to repurchase 2.3 million of its common shares from Illinova.

   In 1998 and 1997, IP repurchased 3,323,079 and 6,017,748 shares, respectively, of its common stock from Illinova. Under Illinois law, such shares may be held as treasury stock and treated as authorized but unissued, or may be canceled by resolution of the Board of Directors. IP holds the common stock as treasury stock and deducts it from common equity at the cost of the repurchased shares.

   IP employees participate in an ESOP that includes an incentive compensation feature that is tied to employee achievement of specified corporate performance goals. This arrangement began in 1991 when IP loaned $35 million to the Trustee of the Plans, which used the loan proceeds to purchase 2,031,445 shares of IP's common stock on the open market. IP financed the loan with funds borrowed under its bank credit agreements. The loan and common shares became Illinova instruments on formation of Illinova in May 1994. These shares are held in a Loan Suspense Account under the ESOP and are released and allocated to the accounts of participating employees as the loan is repaid by the Trustee with cash contributed by IP for company stock matching and incentive compensation awards. Common dividends received on allocated and unallocated shares held by the Plan are used to repay the loan which then releases additional shares to cover dividends on shares held in participating employees' accounts. The number of shares released when funds are received by the Trustee is based on the closing price of the common stock on the last day of the award period or the common stock dividend date. At December 31, 1999, 38,772 shares remain unallocated.

   For the year ended December 31, 1999, 131,196 common shares were allocated to salaried employees and 102,628 shares to employees covered under the Collective Bargaining Agreement through the matching contribution feature of the ESOP arrangement. Under the incentive compensation feature, 189,121 common shares were allocated to employees for the year ended December 31, 1999. Using the shares allocated method, IP recognized $5.2 million of expense in 1999. During 1999, 1998, and 1997, IP contributed $10.0 million, $4.7 million, and $5.0 million, respectively, to the ESOP. Interest paid on the ESOP debt was approximately $.5 million in 1999, $.9 million in 1998, and $1.3 million in 1997, and dividends used for debt service were approximately $2.1 million in 1999, $2.2 million in 1998, and $2.3 million in 1997.

   In 1992, the Board of Directors adopted and the shareholders approved a Long-Term Incentive Compensation Plan (the Plan) for officers or employee members of the Board, but excluding directors who are not officers or employees. Restricted stock, incentive stock options, non-qualified stock options, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted under the Plan for up to 1,500,000 shares of Illinova's common stock. These stock-based awards generally vest over three years, have a maximum term of 10 years and have exercise prices equal to the market price on the date the awards were granted. The following table outlines the activity under this Plan at December 31, 1999.


-------------------------------------------------------------------------------------------------------------------
Year            Options      Grant            Year              Expiration        Options          Options
Granted         Granted      Price            Exercisable       Date              Exercised        Forfeited
-------------------------------------------------------------------------------------------------------------------
 1992           62,000       $23.375          1996              6/10/02             45,000            10,500
 1993           73,500       $24.250          1997              6/09/03             47,000            10,500
 1994           82,650       $20.875          1997              6/08/04             36,600             4,400
 1995           69,300       $24.875          1998              6/14/05              7,800            11,000
 1996           80,500       $29.750          1999              2/07/06             -                  6,500
 1997           82,000       $26.125          2000              2/12/07             -                  6,000
 1998          120,500       $29.094          2001              2/11/08             -                 -
 1998          165,000       $30.250          2001              6/24/08             -                 -
 1999           30,000       $24.688          2002              1/18/09             -                 -
 1999          165,500       $24.281          2002              2/10/09             -                 -
 1999           30,000       $21.781          2002              4/12/09             -                 -
 1999          187,020       $31.125          2002              12/8/09             -                 -
-------------------------------------------------------------------------------------------------------------------

   In August 1999, the Board accelerated the vesting of stock options (other than those granted to the CEO) contingent on merger consummation. See "Note 16 -Subsequent Event" for information on merger activity.

PRO FORMA DISCLOSURES

   In October 1995, the FASB issued FAS No. 123, "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995. As permitted by FAS 123, IP continues to account for its stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." All stock options granted to IP employees are options to purchase Illinova common shares.

   Had compensation expense for stock options held by IP employees been recognized based on the fair value on the grant date under the methodology prescribed by FAS 123, IP's net income (loss) applicable to common stock for the three years ended December 31, would have been impacted as shown in the following table (in millions).


                                                              1999                  1998          1997
                                                              ----                  ----          ----
Reported net income (loss) applicable to common stock         $95.6             $(1,572.2)       $(65.5)
Pro forma net income (loss) applicable to common stock        $94.4             $(1,572.9)       $(65.8)

   The fair value of options granted, which is amortized to expense over the option vesting period in determining the pro forma impact, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                                               1999                1998           1997
                                                              ------              ------         ------
Expected life of options                                      10 years           10 years        10 years
Risk-free interest rates                                      5.54%               5.61%           5.75%
Expected volatility of stock                                    33%                 24%             19%
Expected dividend yield                                        4.4%                4.5%            5.3%

   The weighted average fair value of options granted during 1999, 1998, and 1997 was $4.77, $4.04, and $3.31 per share, respectively.

NOTE 11 - PENSION AND OTHER BENEFITS COSTS

Illinova offers certain benefit plans to employees of Illinova and its principal subsidiaries. IP is sponsor and administrator of the benefit plans disclosed below.

   IP is reimbursed by the other Illinova subsidiaries for their share of the expenses of the benefit plans. The values and discussion below represent the plans in total, including the amounts attributable to the other subsidiaries.

                                                                                                               (Millions of dollars)
------------------------------------------------------------------------------------------------------------------------------------
                                                                   PENSION BENEFITS                    OTHER BENEFITS
                                                                         1999              1998              1999             1998
------------------------------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION

Benefit obligation at beginning of year                                $ 475.2           $ 417.6           $ 95.5           $ 89.4
Service cost                                                              16.3              12.8              3.1              2.6
Interest cost                                                             32.7              30.4              7.2              6.3
Participant contributions                                                    -                 -                -              0.4
Plan amendments                                                            0.4               2.0                -                -
Actuarial (gain)/loss                                                    (53.8)             45.2             (0.9)             3.8
Special termination benefits                                               6.3                 -                -                -
Curtailment (gain)/loss                                                  (22.6)                -             (8.9)               -
Benefits paid                                                            (37.2)            (32.8)            (5.1)            (7.0)
------------------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                                      $ 417.3           $ 475.2           $ 90.9           $ 95.5
------------------------------------------------------------------------------------------------------------------------------------

CHANGE IN PLAN ASSETS

Fair value of plan assets at beginning of year                         $ 477.5           $ 432.1           $ 63.7           $ 49.7
Actual return on plan assets                                             120.6              73.7              9.8              9.2
Employer contributions                                                    18.4               4.5             10.9             11.4
Participant contributions                                                    -                 -              0.8              0.4
Benefits paid                                                            (37.2)            (32.8)            (5.1)            (7.0)
------------------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                               $ 579.3           $ 477.5           $ 80.1           $ 63.7
--------------------------------------------------------------------  --------------------------------------------------------------

RECONCILIATION OF FUNDED STATUS

Funded status                                                          $ 162.0           $   2.3           $(10.8)          $(31.8)
Unrecognized actuarial (gain)/loss                                      (165.4)            (32.1)           (13.8)            (7.3)
Unrecognized prior service cost                                           10.5              17.6                -                -
Unrecognized transition obligation/(asset)                               (17.7)            (21.9)            25.6             36.0
------------------------------------------------------------------------------------------------------------------------------------
Net amount recognized (gain)/loss                                      $ (10.6)          $ (34.1)          $  1.0           $ (3.1)
------------------------------------------------------------------------------------------------------------------------------------

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS CONSIST OF:
Prepaid benefit cost                                                   $   5.1           $   1.9           $  1.0           $    -
Accrued benefit liability                                                (15.7)            (36.0)               -             (3.1)
------------------------------------------------------------------------------------------------------------------------------------
Net amount recognized (gain)/loss                                      $ (10.6)          $ (34.1)          $  1.0           $ (3.1)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                                                                    PENSION BENEFITS                   OTHER BENEFITS
                                                                          1999              1998             1999             1998
-----------------------------------------------------------------------------------------------------------------------------------
ASSUMPTIONS AS OF DECEMBER 31

Discount rate                                                             8.0%              7.0%             8.0%             7.0%
Expected return on plan assets                                            9.5%              9.5%             9.5%             9.5%
Rate of compensation increase                                             4.5%              4.5%             4.5%             5.5%
Medical trend - initial trend                                                                                6.9%             6.9%
Medical trend - ultimate trend                                                                               5.5%             5.5%
Medical trend - year of ultimate trend                                                                       2005             2005


                                                                                        (Millions of dollars)
-------------------------------------------------------------------------------------------------------------
                                                   PENSION BENEFITS                OTHER BENEFITS
                                                   1999       1998       1997       1999     1998      1997
-------------------------------------------------------------------------------------------------------------
COMPONENTS OF NET PERIODIC BENEFIT COST

Service cost                                      $ 16.3     $ 12.8     $ 10.2     $ 3.1     $ 2.6     $ 1.9
Interest cost                                       32.7       30.4       28.2       7.2       6.3       5.9
Expected return on plan assets                     (40.7)     (35.3)     (31.7)     (6.0)     (4.4)     (3.0)
Amortization of prior service cost                   1.9        1.9        1.9         -         -         -
Amortization of transition liability/(asset)        (4.2)      (4.2)      (4.2)      2.7       2.7       2.7
Recognized net actuarial (gain)/loss                   -          -        4.2         -         -      (0.3)
-------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                         $  6.0     $  5.6     $  8.6     $ 7.0     $ 7.2     $ 7.2
Additional cost/(income) due to FAS 88             (12.7)         -          -      (0.2)        -         -
-------------------------------------------------------------------------------------------------------------
Total net periodic benefit cost/(income)          $ (6.7)    $  5.6     $  8.6     $ 6.8     $ 7.2     $ 7.2
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------


   For measurement purposes, a 6.9% health care trend rate was used for 2000. Trend rates were assumed to decrease gradually to 5.5% in 2005 and remain at this level going forward. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.

   A one percentage point change in assumed health care cost trend rates would have the following effects for 1999:

                                                                            (Millions of dollars)
-------------------------------------------------------------------------------------------------
                                                                 1 Percentage      1 Percentage
                                                                Point Increase    Point Decrease
-------------------------------------------------------------------------------------------------
Aggregate effect on service cost and interest cost                 $  1.3            $ (1.2)
Effect on accumulated postretirement benefit obligation               9.8              (8.9)
-------------------------------------------------------------------------------------------------

   The unrecognized prior service cost is amortized on a straight-line basis over the average remaining service period of employees who are expected to receive benefits under the plan.

   Concurrent with the decision to exit Clinton operations, IP recognized a pension plan curtailment gain of $11.9 million and additional postretirement medical plan curtailment costs of $.7 million at December 31, 1998. These amounts were recognized in the 1998 Consolidated Statement of Income; however, these amounts are not reflected in the 1998 amounts in the above tables.

   Revisions to the curtailment amounts resulted from the sale of Clinton. The sale of Clinton resulted in a pension plan curtailment gain of $22.6 million and a postretirement medical plan curtailment gain of $8.9 million. Unrecognized prior service cost and transition obligation were immediately recognized as a result of the Clinton sale curtailment in accordance with FAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," accounting methods.

   The net result of FAS 88 accounting for the Clinton sale was a one-time pension plan income item of $19.0 million and a postretirement medical plan income item of $.2 million in addition to the ongoing plans' net periodic pension expense. The 1999 pension plan curtailment gain of $19.0 million and the postretirement medical plan curtailment gain of $.2 million were not recognized in the 1999 Consolidated Statement of Income. Rather, these curtailment gains were recognized as an adjustment to common stock equity, as explained in "Note 2 - Clinton Impairment, Quasi-Reorganization and Sale of Clinton." These amounts are reflected in the 1999 amounts in the above tables.

   The supplemental executive retirement plan (SERP) accrued benefits were paid as a lump sum to all participants as of December 31, 1999. As a result, IP recognized an immediate one-time cost of $6.3 million and the SERP plan ceased to exist as of December 31, 1999.

  The former IP employees who are now employed by AmerGen due to the sale of Clinton are considered to be terminated employees in the pension plans with the following exceptions: (1) employees at Clinton who have not completed the vesting requirements to qualify for benefits under the provision of the IP pension plans can meet the service requirements for vesting by remaining employed at AmerGen until the vesting requirement is fulfilled, and (2) employees who remain at Clinton until age 55 are entitled to the same early retirement benefit reductions as an active employee at IP who chooses to retire between ages 55 and 62. As a result, IP retained the assets and obligations to provide pension benefits (based on service with IP) to AmerGen employees when they terminate or retire.

   The former IP employees who are now employeed by AmerGen due to the sale of Clinton who have met the eligibility requirements for postretirement welfare benefits will remain eligible for these benefits and continue to accrue service towards these benefits while employed by AmerGen. Those employees who have not yet met the eligibility requirement for the postretirement welfare plans, but who are age 50 or over at the time of the sale, will be able to accrue service at AmerGen towards the eligibility and benefits under the IP plans.

NOTE 12 - SEGMENTS OF BUSINESS

In 1997, the FASB issued FAS 131, "Disclosures about Segments of an Enterprise and Related Information." This statement supersedes FAS 14, "Financial Reporting for Segments of a Business Enterprise," and establishes new standards for defining a company's segments and disclosing information about them.

   The new statement requires that segments be based on the internal structure and reporting of a company's operations. Because of the realignment of Illinois Power into five operating segments during 1998, Illinois Power has determined that it is not practicable to present the new segment information for 1997 because it is not available and the cost to develop it is excessive. Therefore, the information for 1998 and 1999 is presented under the format specified by FAS 131; the comparative information for 1999, 1998, and 1997 is presented in accordance with FAS 14.

1999 AND 1998

   IP is comprised of five business groups. The business groups and their principal services are as follows:

- Customer Service Business Group - transmission, distribution, and sale of electric energy; distribution, transportation, and sale of natural gas.

- Wholesale Energy Business Group - fossil-fueled electric generation and wholesale electricity transactions. Effective October 1, 1999, the Wholesale Energy Business Group was transferred to its parent, Illinova, and subsequently to its affiliate, IPMI.

- Nuclear Generation Business Group - nuclear-fueled electric generation. The nuclear assets were sold to AmerGen on December 15, 1999. See "Note 2 - Clinton Impairment, Quasi-Reorganization and Sale of Clinton" for additional information.

- Financial Business Group - provides financial support functions such as accounting, finance, corporate performance, audit and compliance, investor relations, legal, corporate development, regulatory, risk management, and tax services.

- Support Services Business Group - provides specialized support functions, including information technology, human resources, environmental resources, purchasing and materials management, and public affairs.

   Of the above-listed segments, the Financial Business Group and the Support Services Business Group did not individually meet the minimum threshold requirements for separate disclosure and are combined in the Other category.

   In 1998, three measures were used to judge segment performance: contribution margin, cash flow, and return on net invested capital. Return on net invested capital was deleted as a corporate measure in 1999.

ILLINOIS POWER


                                                                                                       (Millions of dollars)

                                                     Customer      Wholesale                                     Total
1999                                                 Service         Energy        Nuclear      Other (6)       Company
----------------------------------------------------------------------------------------------------------------------------
Revenues from external customers                       $ 1,488.8     $   380.5      $    33.9     $       -     $   1,903.2
Intersegment revenue  (1)                                      -         352.7          146.4        (499.1)              -
                                                  --------------------------------------------------------------------------
   Total Revenue                                         1,488.8         733.2          180.3        (499.1)        1,903.2
Depreciation and amortization expense                       94.5          76.9            6.8             -           178.2
Other operating expenses  (1)                            1,040.9         548.4          339.1        (475.5)        1,452.9
                                                  --------------------------------------------------------------------------
   Operating income (loss)                                 353.4         107.9         (165.6)        (23.6)          272.1
Interest expense (7)                                       105.5          68.7          (25.8)            -           148.4
AFUDC                                                       (4.2)            -              -             -            (4.2)
                                                  --------------------------------------------------------------------------
   Net income (loss) before taxes                          252.1          39.2         (139.8)        (23.6)          127.9
Income tax expense (benefit)                                94.9          13.4          (53.8)         16.8            71.3
Miscellaneous-net                                            0.5             -           (3.0)          6.1             3.6
Interest revenue (8)                                           -             -              -         (60.1)          (60.1)
                                                  --------------------------------------------------------------------------
   Net income (loss) after taxes                           156.7          25.8          (83.0)         13.6           113.1
Preferred dividend requirement and
   carrying amount over consideration paid
   for redeemed preferred stock                             13.6           9.1           (3.6)         (1.6)           17.5
                                                  --------------------------------------------------------------------------
Net income (loss) applicable to common stock           $   143.1     $    16.7      $   (79.4)    $    15.2     $      95.6
----------------------------------------------------------------------------------------------------------------------------
Other information --
   Total assets  (2)                                   $ 2,507.8     $       -      $       -     $ 2,790.0     $   5,297.8
   Total expenditures for additions to
      long-lived assets                                    111.1          79.1              -           7.0           197.2
----------------------------------------------------------------------------------------------------------------------------
Corporate Measures --
   Contribution margin  (3)                            $   212.7     $    65.1      $   (97.5)    $    13.5     $     193.8
   Cash flow  (4)                                          125.5        (121.4)        (242.9)        237.5            (1.3)
   Return on net invested capital  (5)                       N/A           N/A            N/A           N/A             N/A
----------------------------------------------------------------------------------------------------------------------------


  (1) Intersegment revenue priced at 2.9 cents per kwh delivered for 1999. Intersegment expense is reflected in other operating expenses for Customer Service. Intersegment activity is shown for management reporting purposes but is eliminated in consolidation. Effective October 1, 1999, Customer Service reflects power purchased in Other operating expense at the PPA price between IP and IPMI of $106 million.
  (2) Primary assets in Other include notes receivable from Illinova. Effective October 1, 1999, the Wholesale Energy Business Group was transferred to its parent, Illinova, and subsequently to its affiliate, IPMI.
  (3) Contribution margin represented by net income before financing costs (net-of-tax) and preferred dividend requirement.
  (4)   Cash flow before financing activities and strategic investments.
  (5) Return on net invested capital was deleted as a corporate measure in 1999.
  (6) Other includes those segments that did not individually meet the minimum threshold requirements for separate disclosure and intersegment elimination entries.
  (7) Interest expense is allocated based on net invested capital of the segments.
  (8) Interest revenue includes interest on notes receivable from Illinova and other affiliates of $52.4 million.

GEOGRAPHIC INFORMATION


                                                  (Millions of dollars)
-----------------------------------------------------------------------
December 31,                             1999        1998         1997
-----------------------------------------------------------------------
Revenues:  (1)
      United States                  $1,903.2    $2,069.2     $1,773.9
                                 ======================================

Long-lived assets:  (2)
      United States                  $1,752.3    $4,440.5     $4,534.1
                                 ======================================


(1) Revenues are attributed to geographic regions based on location of customer.
(2) Long-lived assets include plant, equipment, and investments in subsidiaries.

ILLINOIS POWER

                                                                                                       (Millions of dollars)

                                                    Customer       Wholesale                                       Total
1998 *                                               Service         Energy         Nuclear      Other (6)        Company
------------------------------------------------------------------------------------------------------------------------------
Revenues from external customers                      $ 1,505.7       $   557.2     $      6.3       $     -       $  2,069.2
Intersegment revenue  (1)                                     -           482.3           (2.4)       (479.9)               -
                                                  ----------------------------------------------------------------------------
   Total Revenue                                        1,505.7         1,039.5            3.9        (479.9)         2,069.2
Depreciation and amortization expense                      68.3            30.3           99.1           5.9            203.6
Other operating expenses  (1)                             909.9           996.3          366.9        (477.0)         1,796.1
                                                  ----------------------------------------------------------------------------
   Operating income (loss)                                527.5            12.9         (462.1)         (8.8)            69.5
Interest expense (7)                                       53.9            16.2           64.8             -            134.9
AFUDC                                                      (0.1)           (0.9)          (2.5)          0.3             (3.2)
                                                  ----------------------------------------------------------------------------
   Net income (loss) before taxes                         473.7            (2.4)        (524.4)         (9.1)           (62.2)
Income tax expense (benefit)                              194.0            (5.4)        (226.2)          3.2            (34.4)
Miscellaneous-net                                           0.5            (1.0)           0.1           3.2              2.8
Interest revenue                                              -               -              -          (1.9)            (1.9)
                                                  ----------------------------------------------------------------------------
   Net income (loss) after taxes                          279.2             4.0         (298.3)        (13.6)           (28.7)
Preferred dividend requirement                              7.3             2.4           10.1             -             19.8
                                                  ----------------------------------------------------------------------------
   Net income (loss)                                  $   271.9       $     1.6     $   (308.4)      $ (13.6)      $    (48.5)
Clinton plant impairment loss, net of tax                     -               -        1,523.7             -          1,523.7
                                                  ----------------------------------------------------------------------------
Net income (loss) applicable to common stock          $   271.9       $     1.6     $(1,832.1)       $ (13.6)      $ (1,572.2)
------------------------------------------------------------------------------------------------------------------------------
Other information --
   Total assets  (2)                                  $ 2,290.4       $ 3,043.7     $    241.4       $ 528.6       $  6,104.1
   Total expenditures for additions to
      long-lived assets                                   124.4           116.0           62.5           8.6            311.5
------------------------------------------------------------------------------------------------------------------------------
Corporate Measures --
   Contribution margin  (3)                           $   306.7       $     8.6     $   (261.3)     $  (13.5)      $     40.5
   Cash flow  (4)                                         266.9            26.3         (266.1)        (20.2)             6.9
   Return on net invested capital  (5)                     16.1%            0.4%           N/A           N/A              1.1%
------------------------------------------------------------------------------------------------------------------------------

* Restated to reflect change in management philosophy of allocation between business segments and to make comparable to the 1999 segment information. The restatement primarily relates to the transfer of the transition period cost recovery asset from Nuclear to Customer Service.

(1) Intersegment revenue priced at 2.5 cents per kwh delivered.
    Intersegment expense is reflected in other operating expenses for Customer Service.
    Nuclear reflects a replacement power expense for the increment of market price over the intersegment price for 1998. Intersegment activity is shown for management reporting purposes but is eliminated in consolidation.
(2) Primary assets for Nuclear include decommissioning assets, shared general and intangible plant and nuclear fuel.
(3) Contribution margin represented by net income before financing costs (net-of-tax) and preferred dividend requirement.
(4) Cash flow before financing activities and strategic investments.
(5) Return on net invested capital calculated as contribution margin divided by net invested capital (includes Clinton plant impairment loss and quasi-reorganization).
(6) Other includes those segments that did not individually meet the minimum threshold requirements for separate disclosure and intersegment elimination entries.
(7) Interest expense is allocated based on net invested capital of the segments.

1999, 1998, and 1997



                                                                                                          (Millions of dollars)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                  1999
                                                                                                                Total
                                                                                  Electric         Gas         Company
-------------------------------------------------------------------------------------------------------------------------------
Operation information -

       Operating revenues                                                          $   1,598.8    $  304.4      $   1,903.2
       Operating expenses, excluding provision for
            income taxes                                                               1,358.9       272.2          1,631.1
       Clinton plant impairment loss                                                         -           -                -
-------------------------------------------------------------------------------------------------------------------------------
       Pre-tax operating income                                                          239.9        32.2            272.1
       AFUDC                                                                               4.0         0.2              4.2
-------------------------------------------------------------------------------------------------------------------------------

       Pre-tax operating income, including AFUDC                                   $     243.9    $   32.4      $     276.3
-----------------------------------------------------------------------------------------------------------
       Other deductions, net                                                                                         (56.5)
       Interest charges                                                                                              148.4
       Income tax - Clinton impairment                                                                                    -
       Provision for income taxes                                                                                     71.3
-------------------------------------------------------------------------------------------------------------------------------
       Net income                                                                                                     113.1
       Extraordinary item (net of taxes)                                                                                  -
       Preferred dividend requirements                                                                               (19.2)
       Carrying value over (under) consideration
           paid for redeemed preferred stock                                                                            1.7
-------------------------------------------------------------------------------------------------------------------------------
       Net income (loss) applicable to common stock                                                             $      95.6
===============================================================================================================================
Other information -

       Depreciation and amortization                                               $     125.6    $   26.2      $     151.8
-------------------------------------------------------------------------------------------------------------------------------
       Capital expenditures                                                        $     175.9    $   21.3      $     197.2
-------------------------------------------------------------------------------------------------------------------------------
Investment information -

       Identifiable assets(1)                                                      $   1,778.9    $  461.0      $   2,239.9
-----------------------------------------------------------------------------------------------------------
       Nonutility plant and other investments                                                                          13.1
       Assets utilized for overall operations                                                                       3,044.8
-------------------------------------------------------------------------------------------------------------------------------
       Total assets                                                                                             $   5,297.8
===============================================================================================================================



                                                                                                          (Millions of dollars)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                  1998
                                                                                                                Total
                                                                                  Electric         Gas         Company
-------------------------------------------------------------------------------------------------------------------------------
Operation information -

       Operating revenues                                                          $   1,781.4    $  287.8      $   2,069.2
       Operating expenses, excluding provision for
            income taxes                                                               1,747.6       252.1          1,999.7
       Clinton plant impairment loss                                                   2,666.9           -          2,666.9
-------------------------------------------------------------------------------------------------------------------------------
       Pre-tax operating income                                                       (2,633.1)       35.7         (2,597.4)
       AFUDC                                                                               3.1         0.1              3.2
-------------------------------------------------------------------------------------------------------------------------------

       Pre-tax operating income, including AFUDC                                   $  (2,630.0)   $   35.8      $  (2,594.2)
-----------------------------------------------------------------------------------------------------------
       Other deductions, net                                                                                            1.0
       Interest charges                                                                                               134.9
       Income tax - Clinton impairment                                                                             (1,143.2)
       Provision for income taxes                                                                                     (34.5)
-------------------------------------------------------------------------------------------------------------------------------
       Net income                                                                                                  (1,552.4)
       Extraordinary item (net of taxes)                                                                                  -
       Preferred dividend requirements                                                                                (19.8)
       Carrying value over (under) consideration
           paid for redeemed preferred stock                                                                              -
-------------------------------------------------------------------------------------------------------------------------------
       Net income (loss) applicable to common stock                                                             $  (1,572.2)
===============================================================================================================================
Other information -

       Depreciation and amortization                                               $     177.9    $   25.7      $     203.6
-------------------------------------------------------------------------------------------------------------------------------
       Capital expenditures                                                        $     285.6    $   25.9      $     311.5
-------------------------------------------------------------------------------------------------------------------------------
Investment information -

       Identifiable assets(2)                                                      $   4,843.3    $  457.9      $   5,301.2
-----------------------------------------------------------------------------------------------------------
       Nonutility plant and other investments                                                                           2.3
       Assets utilized for overall operations                                                                         800.6
-------------------------------------------------------------------------------------------------------------------------------
       Total assets                                                                                             $   6,104.1
===============================================================================================================================





                                                                                                          (Millions of dollars)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                  1997
                                                                                                                Total
                                                                                  Electric         Gas         Company
-------------------------------------------------------------------------------------------------------------------------------
Operation information -

       Operating revenues                                                          $   1,420.0    $  353.9      $   1,773.9
       Operating expenses, excluding provision for
            income taxes                                                               1,081.3       311.5          1,392.8
       Clinton plant impairment loss                                                         -           -                -
-------------------------------------------------------------------------------------------------------------------------------
       Pre-tax operating income                                                          338.7        42.4            381.1
       AFUDC                                                                               4.9         0.1              5.0
-------------------------------------------------------------------------------------------------------------------------------

       Pre-tax operating income, including AFUDC                                   $     343.6    $   42.5      $     386.1
----------------------------------------------------------------------------------------------------------
       Other deductions, net                                                                                           (1.5)
       Interest charges                                                                                               135.9
       Income tax - Clinton impairment                                                                                    -
       Provision for income taxes                                                                                     100.9
-------------------------------------------------------------------------------------------------------------------------------
       Net income                                                                                                     150.8
       Extraordinary item (net of taxes)                                                                             (195.0)
       Preferred dividend requirements                                                                                (21.5)
       Carrying value over (under) consideration
           paid for redeemed preferred stock                                                                            0.2
-------------------------------------------------------------------------------------------------------------------------------
       Net income (loss) applicable to common stock                                                             $     (65.5)
===============================================================================================================================
Other information -

       Depreciation and amortization                                               $     171.5    $   24.1      $     195.6
-------------------------------------------------------------------------------------------------------------------------------
       Capital expenditures                                                        $     201.3    $   22.6      $     223.9
-------------------------------------------------------------------------------------------------------------------------------
Investment information -

       Identifiable assets(3)                                                      $   4,508.1    $  453.8      $   4,961.9
----------------------------------------------------------------------------------------------------------
       Nonutility plant and other investments                                                                           5.7
       Assets utilized for overall operations                                                                         323.9
-------------------------------------------------------------------------------------------------------------------------------
       Total assets                                                                                             $   5,291.5
===============================================================================================================================



(1) 1999: Utility plant, materials and supplies, prepaid and deferred energy costs, and transition period cost recovery.

(2) 1998: Utility plant, nuclear fuel, materials and supplies, prepaid and deferred energy costs, and transition period cost recovery.

(3) 1997: Utility plant, nuclear fuel, materials and supplies, deferred Clinton costs, and prepaid and deferred energy costs.

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is presented in accordance with the requirements of FAS 107, "Disclosures about the Fair Value of Financial Instruments." The estimated fair value amounts have been determined by IP using available market information and valuation methodologies discussed below.

   IP adopted FAS 133 early due to the quasi-reorganization in 1998. Accordingly, assets and liabilities were adjusted to reflect current fair value. See "Note 2 - Clinton Impairment, Quasi-Reorganization and Sale of Clinton" for more information.


------------------------------------------------------------ --------------------- ---------------------
                                                                       1999                1998
                                                             ----------- --------- ----------- ---------
                                                               Carrying     Fair    Carrying     Fair
(Millions of dollars)                                             Value    Value       Value    Value
------------------------------------------------------------ ----------- --------- ----------- ---------
Nuclear decommissioning
  trust funds                                                  $      -  $      -    $   84.1  $   84.1
Cash and cash equivalents                                          23.5      23.5       504.5     504.5
Mandatorily redeemable
  preferred stock                                                 193.4     169.9       199.0     200.0

Long-term debt (including current maturities)                   2,142.8   2,061.2     2,533.1   2,545.2

Notes payable                                                     327.3     327.3       147.6     147.6

Other Financial Instruments:
  Trading assets (liabilities)
       Energy futures and forward contracts                           -         -       (28.0)    (28.0)

  Non-Trading assets (liabilities)
       Energy futures and forward contracts                           -         -        (5.4)     (5.4)

  Non-Trading/Emission Allowances assets (liabilites)
     Forward Contracts                                                -         -        (2.0)     (2.0)
     Option Contracts                                                 -         -        (0.2)     (0.2)
------------------------------------------------------------ ----------- --------- ----------- ---------



   The operations of IP are subject to regulation; therefore, gains or losses on the redemption of long-term debt may be included in rates over a prescribed amortization period, if they are in fact, settled at amounts approximating those in the above table.

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments listed in the table above:

NUCLEAR DECOMMISSIONING TRUST FUNDS For 1998 the fair values of available-for-sale marketable debt securities and equity investments held by the Nuclear Decommissioning Trust were based on quoted market prices at the reporting date for those or similar investments. The fund was transferred to AmerGen with the sale of the Clinton Power Station in December 1999. See "Note 2 - Clinton Impairment, Quasi-Reorganization and Sale of Clinton" for more information.

CASH AND CASH EQUIVALENTS The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of these instruments.

MANDATORILY REDEEMABLE PREFERRED STOCK AND LONG-TERM DEBT The fair value of IP mandatorily redeemable preferred stock and long-term debt is estimated based on the quoted market prices for similar issues or by discounting expected cash flows at the rates currently offered to IP for debt of the same remaining maturities, as advised by IP bankers.

NOTES PAYABLE The carrying amount of notes payable approximates fair value due to the short maturity of these instruments.

OTHER FINANCIAL INSTRUMENTS Other financial instruments are comprised of derivative instruments which are stated at market value in accordance with the accounting prescribed in FAS 133 and EITF 98-10. See "Note 14 - Financial and Other Derivative Instruments" for more information. Fair value is determined using quoted market prices or indices.

NOTE 14 -  FINANCIAL AND OTHER DERIVATIVE INSTRUMENTS

TRADING ACTIVITIES IP engaged in the brokering and marketing of electricity until September 30, 1999. Effective October 1, 1999, IP's wholly owned fossil generating assets were transferred to Illinova. Illinova subsequently transferred these assets to IPMI. For more information regarding the transfer of the wholly owned fossil generation, see "Note 3 - Related Parties" Consequently, all trading activities for the last quarter of 1999 were conducted by IPMI. During the first three quarters of 1999, IP used a variety of instruments, including fixed-price swap agreements, variable-price swap agreements, exchange-traded energy futures, swaps, and options contracts, and over-the-counter forwards, swaps, and options.

     As of December 31, 1998, IP adopted EITF 98-10. IP recorded its trading instruments at fair value in accordance with EITF 98-10's application criteria. Until September 30, 1999 and at December 31, 1998, derivative assets and liabilities were recorded on the Consolidated Balance Sheets at fair value with unrealized gains and losses shown net in the Consolidated Statements of Income. During 1999 and 1998, IP recorded realized gains and losses as components of operating revenues and operating expenses in the Consolidated Statements of Income.

     The notional quantities and maximum terms of commodity instruments held for trading purposes at December 31, 1999 and 1998, are presented below:


---------------------------- -------------------------- -------------------------- --------------------------
                                   Volume-Fixed               Volume-Fixed                  Average
                                    Price Payor              Price Receiver                  Term
---------------------------- -------------------------- -------------------------- --------------------------

Electricity
  1999                                   -                          -                         N/A
  1998                               5,174 MW                   5,524 MW                     1 yr

---------------------------- -------------------------- -------------------------- --------------------------


     All notional amounts reflect the volume of transactions but do not represent the dollar amounts or actual megawatts exchanged by the parties to the contracts. Accordingly, notional amounts do not accurately measure IP's exposure to market or credit risk.

     The estimated fair value of commodity instruments held for trading purposes at December 31, 1999 and 1998, are presented below:


------------------------------------- ----------------------------------- -----------------------------------
                                                  Fair Value                          Fair Value
(Millions of dollars)                               Assets                           Liabilities
------------------------------------- ----------------------------------- -----------------------------------

Electricity
  1999                                                -                                   -
  1998                                              $21.8                               $49.8

------------------------------------- ----------------------------------- -----------------------------------


     The 1998 fair value was estimated using quoted prices and indices where available and considering the liquidity of the market for the instrument. The fair values were subject to volatility based on changing market conditions.

     The weighted average term of the trading portfolio, based on volume was less than one year. Terms regarding cash settlements of these contracts varied with respect to the actual timing of cash receipts and payments.

NON-TRADING ACTIVITIES To reduce the risk from market fluctuations in the price and availability of electricity and related transmission, IP entered into forward transactions, swaps, and options (energy derivatives) until September 30, 1999. Prior to October 1, 1999, IP used these instruments to hedge expected purchases, sales, and transmission of electricity (a portion of which were firm commitments at the inception of the hedge). The weighted average maturity of these instruments was less than one year. Effective October 1, 1999, IP's wholly owned fossil generating assets were transferred to Illinova. Subsequently, Illinova transferred these assets to IPMI. Consequently, all non-trading activities were performed by IPMI during the last quarter of 1999. For more information regarding the transfer of wholly owned fossil generating assets, see "Note 3 - Related Parties."

     As of December 31, 1998, IP adopted FAS 133. IP's derivative assets and liabilities were recorded on the Consolidated Balance Sheets at fair value with unrealized gains and losses shown net in the equity section of the Consolidated Balance Sheets as a part of the quasi-reorganization. In 1999, hedge accounting was not applied, and unrealized gains and losses are shown net in the Consolidated Statements of Income. IP recorded realized gains and losses as components of operating revenues and operating expenses in the Consolidated Statements of Income.

     Periodically, IP has utilized interest rate derivatives (principally interest rate swaps and caps) to adjust the portion of its overall borrowings subject to interest rate risk. As of December 31, 1999 and 1998, there were no interest rate derivatives outstanding.

     In order to hedge expected purchases of emission allowances, IP entered into forward contracts with other utilities to mitigate the risk from market fluctuations in the price of the allowances. The notional amount of the two forward contracts at December 31,1998 was 32,000 emission allowances, with a fair value of $2 million. The maximum term of the forward contracts was five years, commencing in 1993. Both contracts expired in January 1999. At December 31, 1999, there were no forward contracts outstanding.

      The notional quantities and the average term of the energy derivative commodity instruments held for other than trading purposes at December 31, 1999 and 1998, follows:

---------------------------- -------------------------- -------------------------- --------------------------
                                   Volume-Fixed               Volume-Fixed                  Average
                                    Price Payor              Price Receiver                  Term
---------------------------- -------------------------- -------------------------- --------------------------
Electricity
  1999                                   -                          -                         N/A
  1998                               1,450 MW                   1,050 MW                     1 yr
---------------------------- -------------------------- -------------------------- --------------------------

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

     The estimated fair value of energy derivative commodity instruments held for non-trading purposes at December 31, 1999 and 1998, are presented below:

------------------------------------- ----------------------------------- -----------------------------------
                                                  Fair Value                          Fair Value
(Millions of dollars)                               Assets                           Liabilities
------------------------------------- ----------------------------------- -----------------------------------
Electricity
  1999                                                -                                   -
  1998                                               $4.2                                $9.6
------------------------------------- ----------------------------------- -----------------------------------

     The 1998 fair value was estimated using quoted prices and indices where available, and considering the liquidity of the market for the instrument. The fair values were subject to significant volatility based on changing market conditions. At December 31, 1999, IP had no energy derivative commodity instruments held for non-trading purposes.

     The average maturity and fair value discussed above were not necessarily indicative of likely future cash flows. Terms regarding cash settlements of these contracts varied with respect to the actual timing of cash receipts and payments.

TRADING AND NON-TRADING - GENERAL POLICY In addition to the risk associated with price movements, credit risk is also part of IP's risk management activities. Credit risk relates to the risk of loss resulting from non-performance of contractual obligations by a counterparty. While IP has experienced no significant losses due to credit risk, off-balance-sheet risk exists to the extent that counterparties to these transactions may fail to perform as required by the terms of each contract. In order to minimize this risk, IP enters into such contracts with those counterparties only after an appropriate credit review has been performed. IP periodically reviews the effectiveness of these financial contracts in achieving corporate objectives. Should the counterparties to these contracts fail to perform, IP could be forced to acquire alternative hedging arrangements or be required to honor the underlying commitment at then current market prices. In such an event, IP might incur additional loss to the extent of amounts, if any, already paid to the counterparties. In view of its criteria for selecting counterparties and its experience to date in successfully completing these transactions, IP believes that the risk of incurring a significant financial statement loss due to the non-performance of counterparties to these transactions is remote.

ILLINOIS POWER COMPANY

N O T E   15 -  QUARTERLY CONSOLIDATED FINANCIAL INFORMATION AND COMMON STOCK
                DATA (UNAUDITED)

(Millions of dollars)

--------------------------------------------------------------------------------------------------------------------------------
                                                  FIRST QUARTER       SECOND QUARTER        THIRD QUARTER        FOURTH QUARTER
                                                           1999                 1999                 1999                  1999
--------------------------------------------------------------------------------------------------------------------------------
Operating revenues                                 $      472.3         $      378.1         $      676.3          $      376.5
Operating income (loss)                                    55.4                 53.4                 94.0                  14.9
Net income (loss)                                          23.0                 20.0                 59.8                  10.3
Net income (loss) applicable to common stock               18.8                 15.0                 56.1                   5.7
Cash dividends declared on common stock                       -                 19.5                 21.4                    -
Cash dividends paid on common stock                           -                 19.5                 21.4                    -


In addition to amounts disclosed elsewhere, during the fourth quarter of 1999, IP incurred $5.7 million expenses related to the merger of Illinova and Dynegy. See "Note 16 - Subsequent Event" for additional information.

                                                  First Quarter       Second Quarter        Third Quarter        Fourth Quarter
                                                           1998                 1998                 1998                  1998
--------------------------------------------------------------------------------------------------------------------------------
Operating revenues                                $       489.5        $       467.0        $       715.3         $       397.4
Operating income (loss)                                    61.8                 (9.8)                66.5              (1,702.2)
Net income (loss)                                          30.4                (40.6)                35.4              (1,577.6)
Net income (loss) applicable to common stock               25.5                (45.6)                30.4              (1,582.5)
Cash dividends declared on common stock                       -                 42.8                   -                   40.4
Cash dividends paid on common stock                        22.2                 20.5                 22.2                  40.4

NOTE 16 - SUBSEQUENT EVENT

DYNEGY MERGER On February 1, 2000, Dynegy, a Delaware corporation since renamed Dynegy Holdings Inc. (Old Dynegy), and Illinova merged in a transaction (the Merger) in which each of Old Dynegy and Illinova became wholly owned subsidiaries of Dynegy Inc., a newly formed Illinois corporation (New Dynegy). This Merger, which was approved by shareholders of both Old Dynegy and Illinova on October 11, 1999, resulted in each share of Illinova common stock, no par value per share, being converted into one share of New Dynegy Class A common stock, no par value per share. This Merger will be accounted for under the purchase method of accounting and Old Dynegy will be the acquirer for accounting purposes.

Illinois Power Company
S E L E C T E D   C O N S O L I D A T E D   F I N A N C I A L   D A T A

                                                                                                           (Millions of dollars)
                                                                     1999           1998         1997         1996         1995
--------------------------------------------------------------------------------------------------------------------------------
Operating revenues
     Electric                                                   $ 1,178.6      $ 1,224.2     $1,244.4     $1,202.9     $1,252.6
     Electric interchange                                           420.2          557.2        175.6        137.6        116.3
     Gas                                                            304.4          287.8        353.9        348.2        272.5
--------------------------------------------------------------------------------------------------------------------------------
        Total operating revenues                                $ 1,903.2      $ 2,069.2     $1,773.9     $1,688.7     $1,641.4
--------------------------------------------------------------------------------------------------------------------------------
Extraordinary item net of income tax benefit                    $       -         $    -     $ (195.0)    $      -     $      -
Net income (loss) after extraordinary item                      $   113.1      $(1,552.4)    $  (44.2)    $  228.6     $  182.7
Effective income tax rate                                            38.7%          43.1%        40.1%        37.6%        39.1%
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable
     to common stock                                            $    95.6      $(1,572.2)    $  (65.5)    $  205.6     $  155.5
Cash dividends declared on common stock                              40.9           83.2         91.1         87.1         77.9
Cash dividends paid on common stock                                  40.9          105.4         92.4         84.8         75.3
--------------------------------------------------------------------------------------------------------------------------------
Total assets                                                    $ 5,297.8      $ 6,104.1     $5,291.5     $5,568.5     $5,567.2
--------------------------------------------------------------------------------------------------------------------------------
Capitalization
     Common stock equity                                        $ 1,035.2      $   892.2     $1,299.1     $1,576.1     $1,478.1
     Preferred stock                                                 45.8           57.1         57.1         96.2        125.6
     Mandatorily redeemable preferred stock                         193.4          199.0        197.0        197.0         97.0
     Long-term debt                                               1,906.4        2,158.5      1,617.5      1,636.4      1,739.3
--------------------------------------------------------------------------------------------------------------------------------
        Total capitalization                                    $ 3,180.8      $ 3,306.8     $3,170.7     $3,505.7     $3,440.0
--------------------------------------------------------------------------------------------------------------------------------
Retained earnings                                               $    54.7      $       -     $   89.5     $  245.9     $  129.6
--------------------------------------------------------------------------------------------------------------------------------
Capital expenditures                                            $   197.2      $   311.5     $  223.9     $  187.3     $  209.3
Cash flows from operations                                      $   149.8      $   313.3     $  423.7     $  449.8     $  479.8
AFUDC as a percent of earnings
     applicable to common stock                                       4.4%          (0.2)%       (7.6)%        3.2%         3.9%
Ratio of earnings to fixed charges                                    2.16           N/A         2.73         3.40         2.77
--------------------------------------------------------------------------------------------------------------------------------

S E L E C T E D  I L L I N O I S  P O W E R  C O M P A N Y  S T A T I S T I C S


                                                                    1999             1998              1997              1996
-----------------------------------------------------------------------------------------------------------------------------
ELECTRIC SALES IN KWH (MILLIONS)
Residential                                                        4,976            4,893             4,734             4,782
Commercial                                                         4,200            4,053             3,943             3,894
Industrial                                                         8,776            8,701             8,403             8,493
Other                                                                372              375               426               367
-----------------------------------------------------------------------------------------------------------------------------
     Sales to ultimate consumers                                  18,324           18,022            17,506            17,536
Interchange                                                        6,525           16,199             7,230             5,454
Wheeling                                                           3,872            2,710             3,253               928
-----------------------------------------------------------------------------------------------------------------------------
     Total electric sales                                         28,721           36,931            27,989            23,918
-----------------------------------------------------------------------------------------------------------------------------
ELECTRIC REVENUES (MILLIONS OF DOLLARS)
Residential                                                         $418             $469              $489              $483
Commercial                                                           331              329               325               318
Industrial                                                           370              374               376               360
Other                                                                 38               39                40                38
-----------------------------------------------------------------------------------------------------------------------------
     Revenues from ultimate consumers                              1,157            1,211             1,230             1,199
Interchange                                                          420              557               176               138
Wheeling                                                              22               13                14                 4
-----------------------------------------------------------------------------------------------------------------------------
     Total electric revenues                                    $  1,599         $  1,781            $1,420            $1,341
-----------------------------------------------------------------------------------------------------------------------------
GAS SALES IN THERMS (MILLIONS)
Residential                                                          323              305               343               427
Commercial                                                           134              131               147               177
Industrial                                                            71               67                47                99
-----------------------------------------------------------------------------------------------------------------------------
     Sales to ultimate consumers                                     528              503               537               703
Transportation of customer-owned gas                                 270              267               309               251
-----------------------------------------------------------------------------------------------------------------------------
     Total gas sold and transported                                  798              770               846               954
Interdepartmental sales                                               25               26                19                 9
-----------------------------------------------------------------------------------------------------------------------------
     Total gas delivered                                             823              796               865               963
-----------------------------------------------------------------------------------------------------------------------------
GAS REVENUES (MILLIONS OF DOLLARS)
Residential                                                     $    194         $    183              $238              $216
Commercial                                                            68               65                77                79
Industrial                                                            26               24                20                40
-----------------------------------------------------------------------------------------------------------------------------
     Revenues from ultimate consumers                                288              272               335               335
Transportation of customer-owned gas                                   5                7                 9                 7
Miscellaneous                                                         11                9                10                 6
-----------------------------------------------------------------------------------------------------------------------------
     Total gas revenues                                         $    304         $    288              $354              $348
-----------------------------------------------------------------------------------------------------------------------------
System peak demand (native load) in kw (thousands)                 3,888            3,694             3,532             3,492
Firm peak demand (native load) in kw (thousands)                   3,850            3,617             3,469             3,381
Net generating capability in kw (thousands)                        N/A*             3,838             3,289             4,148
-----------------------------------------------------------------------------------------------------------------------------
Electric customers (end of year)                                 588,603          580,356           580,257           549,957
Gas customers (end of year)                                      410,882          408,428           405,710           389,223
Employees (end of year)                                            2,397            3,965             3,655             3,635
-----------------------------------------------------------------------------------------------------------------------------




                                                                    1995             1989
------------------------------------------------------------------------------------------
ELECTRIC SALES IN KWH (MILLIONS)
Residential                                                        4,754            4,283
Commercial                                                         3,804            2,962
Industrial                                                         8,670            7,653
Other                                                                367              333
------------------------------------------------------------------------------------------
     Sales to ultimate consumers                                  17,595           15,231
Interchange                                                        4,444            3,913
Wheeling                                                             642                -
------------------------------------------------------------------------------------------
     Total electric sales                                         22,681           19,144
------------------------------------------------------------------------------------------
ELECTRIC REVENUES (MILLIONS OF DOLLARS)

Residential                                                         $500         $    373
Commercial                                                           321              225
Industrial                                                           392              339
Other                                                                 37               28
------------------------------------------------------------------------------------------
     Revenues from ultimate consumers                              1,250              965
Interchange                                                          116              104
Wheeling                                                               3                -
------------------------------------------------------------------------------------------
     Total electric revenues                                    $  1,369         $  1,069
------------------------------------------------------------------------------------------
GAS SALES IN THERMS (MILLIONS)
Residential                                                          356              379
Commercial                                                           144              149
Industrial                                                            88              114
------------------------------------------------------------------------------------------
     Sales to ultimate consumers                                     588              642
Transportation of customer-owned gas                                 273              265
------------------------------------------------------------------------------------------
     Total gas sold and transported                                  861              907
Interdepartmental sales                                               21               10
------------------------------------------------------------------------------------------
     Total gas delivered                                             882              917
------------------------------------------------------------------------------------------
GAS REVENUES (MILLIONS OF DOLLARS)
Residential                                                     $    173         $    201
Commercial                                                            60               68
Industrial                                                            24               46
------------------------------------------------------------------------------------------
     Revenues from ultimate consumers                                257              315
Transportation of customer-owned gas                                   8               11
Miscellaneous                                                          7              (1)
------------------------------------------------------------------------------------------
     Total gas revenues                                         $    272             $325
------------------------------------------------------------------------------------------
System peak demand (native load) in kw (thousands)                 3,667            3,245
Firm peak demand (native load) in kw (thousands)                   3,576            3,009
Net generating capability in kw (thousands)                        3,862            3,885
------------------------------------------------------------------------------------------
Electric customers (end of year)                                 529,966          548,738
Gas customers (end of year)                                      374,299          386,960
Employees (end of year)                                            3,559            4,242
------------------------------------------------------------------------------------------


* Wholly owned fossil generating assets transferred to Illinova effective October 1, 1999.