Form 10-Q
period 2000-03-31
ILLINOIS POWER CO
filed 2000-05-15
CIK 49816

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


/x/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2000


/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from              to
                                    --------------  -------------

                             Commission file number: 1-3004


                             ILLINOIS POWER COMPANY
             (Exact name of registrant as specified in its charter)


        ILLINOIS                                             37-0344645
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


                               500 S. 27TH STREET
                          DECATUR, ILLINOIS 62521-2200
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (217) 424-6600
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---  ---

All outstanding common equity of Illinois Power Company is held by its parent Illinova Corporation, an indirect wholly owned subsidiary of Dynegy Inc.

                             ILLINOIS POWER COMPANY
                                TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                                                          PAGE

PART I.  FINANCIAL INFORMATION

     Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

     Condensed Consolidated Balance Sheets:
         March 31, 2000 and December 31, 1999................................................................3
     Condensed Consolidated Statements of Operations:
         For the three months ended March 31, 2000 and 1999..................................................4
     Condensed Consolidated Statements of Cash Flows:
         For the three months ended March 31, 2000 and 1999..................................................5
     Notes to Condensed Consolidated Financial Statements....................................................6

     Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.........................................................11


PART II.  OTHER INFORMATION

     Item 1.    Legal Proceedings...........................................................................18

     Item 2.    Not Applicable..............................................................................--

     Item 3.    Not Applicable..............................................................................--

     Item 4.    Not Applicable..............................................................................--

     Item 5.    Not Applicable..............................................................................--

     Item 6.    Exhibits and Reports on Form 8-K............................................................18


ILLINOIS POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (IN MILLIONS)
--------------------------------------------------------------------------------

                                                                                MARCH 31,     DECEMBER 31,
                                                                                  2000            1999
                                                                              -------------   ----------
                                                                               (unaudited)
                                                      ASSETS
UTILITY PLANT:
Electric (includes construction work in progress of $81 million and $84
    million, respectively)                                                       $2,210          $2,189
Gas (includes construction work in progress of $24 million and $17
    million, respectively)                                                          723             714
                                                                                 ------          ------
                                                                                  2,933           2,903
Less: accumulated depreciation                                                    1,155           1,139
                                                                                 ------          ------
                                                                                  1,778           1,764
                                                                                 ------          ------

INVESTMENTS AND OTHER ASSETS                                                         13              13
                                                                                 ------          ------

CURRENT ASSETS:
Cash and cash equivalents                                                            18              24
Accounts receivable, net                                                            117             108
Accounts receivable, affiliates                                                     107              84
Accrued unbilled revenue                                                             66              83
Inventory                                                                            26              41
Prepayments and other                                                                47             102
                                                                                 ------          ------
                                                                                    381             442
                                                                                 ------          ------

DEFERRED CHARGES AND OTHER:
Transition period cost recovery                                                     308             320
Note receivable, affiliate                                                        2,262           2,598
Other                                                                               161             161
                                                                                 ------          ------
                                                                                  2,731           3,079
                                                                                 ------          ------
                                                                                 $4,903          $5,298
                                                                                 ======          ======

                                              CAPITAL AND LIABILITIES
CAPITALIZATION:
Common stock -- no par value, 100,000,000 shares authorized:
    75,643,937 shares issued                                                     $1,274          $1,274
Retained earnings - accumulated since January 1, 1999                                75              55
Less: 12,751,724 shares of common stock in treasury, at cost                        287             287
Less: capital stock expense                                                           7               7
                                                                                 ------          ------
                                                                                  1,055           1,035
Preferred stock                                                                      46              46
Mandatorily redeemable preferred stock                                              193             193
Long-term debt                                                                    1,853           1,907
                                                                                 ------          ------
                                                                                  3,147           3,181
                                                                                 ------          ------

CURRENT LIABILITIES:
Accounts payable                                                                     43              79
Accounts payable, affiliates                                                         18              13
Accrued liabilities                                                                 103             110
Notes payable and current portion of long-term debt                                 228             564
                                                                                 ------          ------
                                                                                    392             766
                                                                                 ------          ------

DEFERRED CREDITS:
Deferred income taxes                                                             1,111           1,100
Other                                                                               253             251
                                                                                 ------          ------
                                                                                  1,364           1,351
                                                                                 ------          ------
                                                                                 $4,903          $5,298
                                                                                 ======          ======


            See notes to condensed consolidated financial statements.

ILLINOIS POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (IN MILLIONS)
--------------------------------------------------------------------------------


                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                               ---------------------
                                                               2000             1999
                                                               -----           -----
OPERATING REVENUES:
Electric                                                       $ 268           $ 255
Electric interchange                                               1              94
Gas                                                              116             123
                                                               -----           -----
                                                                 385             472
                                                               -----           -----
OPERATING EXPENSES AND TAXES:
Fuel for electric plants                                         ---              51
Power purchased                                                  160              52
Gas purchased for resale                                          68              73
Other operating expenses                                          27             110
Retirement and severance expense                                  38             ---
Maintenance                                                       12              41
Depreciation and amortization                                     19              44
Amortization of regulatory asset                                  13               2
General taxes                                                     22              30
Income taxes                                                      (5)             14
                                                               -----           -----
                                                                 354             417
                                                               -----           -----

    OPERATING INCOME                                              31              55

Other income and expenses, net                                   (16)              7
Interest income from affiliate                                    48             ---
                                                               -----           -----

    INCOME BEFORE INTEREST CHARGES                                63              62

Interest expense                                                 (38)            (40)
Allowance for borrowed funds used during construction            ---               1
                                                               -----           -----

    NET INCOME                                                    25              23
    Preferred dividend requirement and other                      (5)             (4)
                                                               -----           -----
    NET INCOME APPLICABLE TO SHAREHOLDER                       $  20           $  19
                                                               =====           =====





            See notes to condensed consolidated financial statements.

ILLINOIS POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN MILLIONS)
--------------------------------------------------------------------------------

                                                                                  THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                           -------------------------------

                                                                                2000              1999
                                                                           ---------------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                      $  25           $  23
Items not affecting cash flows from operating activities:
    Depreciation and amortization                                                  34              45
    Deferred income taxes                                                          12              12
Changes in assets and liabilities resulting from operating activities:
    Accounts receivable                                                           (15)             62
    Inventories                                                                    15              11
    Prepayments and other assets                                                   48              (7)
    Accounts payable                                                              (31)            (39)
    Accrued liabilities                                                           (12)           (136)
Other, net                                                                          9               2
                                                                                -----           -----

Net cash provided by (used in) operating activities                                85             (27)
                                                                                -----           -----

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                                              (31)            (38)
Other, net                                                                         (2)             (2)
                                                                                -----           -----

Net cash used in investing activities                                             (33)            (40)
                                                                                -----           -----

CASH FLOWS FROM FINANCING ACTIVITIES:

Affiliate notes receivable                                                        336             ---
Repayments of long-term borrowings                                                (94)           (346)
Net change in commercial paper and money market lines of credit                  (296)             50
Redemption of preferred stock                                                     ---              (9)
Other, net                                                                         (4)            (83)
                                                                                -----           -----

Net cash used in financing activities                                             (58)           (388)
                                                                                -----           -----

Net change in cash and cash equivalents                                            (6)           (455)
Cash and cash equivalents, beginning of period                                     24             504
                                                                                -----           -----

Cash and cash equivalents, end of period                                        $  18           $  49
                                                                                =====           =====







            See notes to condensed consolidated financial statements.

                             ILLINOIS POWER COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE INTERIM PERIODS ENDED MARCH 31, 2000 AND 1999


NOTE 1 -- ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission ("SEC"). These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Illinois Power's ("IP") Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC.

The financial statements include all material adjustments consisting of normal recurring adjustments, which, in the opinion of management, were necessary for a fair presentation of the results for the interim period. Interim period results are not necessarily indicative of the results for the full year. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to develop estimates and make assumptions that affect reported financial position and results of operations and that impact the nature and extent of disclosure, if any, of contingent assets and liabilities. Actual results could differ from those estimates.

The condensed consolidated financial statements include the accounts of IP; IP Gas Supply Company; Illinois Power Capital, L. P.; Illinois Power Financing I ("IPFI"); Illinois Power Securitization Limited Liability Company ("LLC"); and Illinois Power Special Purpose Trust ("IPSPT"). All significant intercompany balances and transactions have been eliminated from the consolidated financial statements. All nonutility operating transactions are included in the line titled "Other Income and Expenses, Net" in IP's Condensed Consolidated Statements of Operations.

Cash and cash equivalents include cash on hand and temporary investments purchased with an initial maturity of three months or less. At March 31, 2000 and December 31, 1999, $13 million of such cash and cash equivalents was restricted. This cash is reserved for use in retiring the Transitional Funding Trust Notes issued under the provisions of P.A. 90-561 (Illinois electric utility restructuring legislation enacted in December 1997).

NOTE 2 -- BUSINESS COMBINATION

On February 1, 2000, Dynegy, a Delaware corporation since renamed Dynegy Holdings Inc. ("Former Dynegy"), and Illinova Corporation ("Illinova") merged in a transaction (the "Merger") in which Former Dynegy and Illinova became wholly owned subsidiaries of Dynegy Inc., a newly formed Illinois corporation ("Dynegy"). This Merger, which was approved by shareholders of both Former Dynegy and Illinova on October 11, 1999, resulted in each share of Illinova common stock, no par value per share, being converted into one share of New Dynegy Class A common stock, no par value per share. This Merger was accounted for under the purchase method of accounting and Former Dynegy was the acquirer for accounting purposes. IP continues to be a wholly owned subsidiary of Illinova, but is ultimately subject to control by the Dynegy Board of Directors.

IP's condensed consolidated financial statements were prepared on the historical cost basis and do not reflect an allocation of the purchase price to IP that was recorded by Dynegy as a result of the Merger.

As part of the Merger, severance and retirement costs of $38 million ($23 million after-tax) were recorded in the first quarter 2000. As of March 31, 2000, approximately 134 employees were either severed or have retired as a result of the Merger. The severance/retirement plan is being executed pursuant to IP's plan and related actions are expected to be substantially complete by the end of 2000.

NOTE 3 -- AFFILIATED COMPANIES

Effective October 1, 1999 IP transferred its wholly owned fossil generating assets and other generation-related assets and liabilities at net book value, to Illinova, in exchange for an unsecured note receivable of $2.8 billion. Such assets were subsequently transferred by Illinova to a separate subsidiary, which was later renamed Dynegy Midwest Generation, Inc. ("DMG"). The note matures on September 30, 2009 and bears interest at an annual rate of 7.5%, due semiannually in April and October. At March 31, 2000, principal and accrued interest outstanding under the note receivable approximated

$2.3 billion and $99 million, respectively. During 2000, IP has recognized $48 million interest income from Illinova on the note.

IP routinely conducts business with subsidiaries of Dynegy. These transactions include the purchase or sale of electricity, natural gas and transmission services as well as certain other services. In the first quarter of 2000, operating revenue derived from transactions with affiliates approximated $6 million and aggregate operating expenses charged by affiliates approximated $138 million. Related party transactions have been conducted at prices and terms similar to those available to and transacted with unrelated parties.

IP has a power purchase agreement ("PPA") with DMG, providing IP the right to purchase power from DMG for a primary term extending through December 31, 2004, with provisions to extend the PPA thereafter on an annual basis, subject to concurrence by both parties. The PPA defines the terms and conditions under which DMG provides capacity and energy to IP, using a tiered pricing structure.

Effective January 1, 2000, the Dynegy consolidated group, which includes IP, began operating under a Services and Facilities Agreement, whereby the affiliates exchange services such as financial, legal, information technology and human resources as well as shared facility space. IP charges its fully distributed costs and does not receive revenue from the agreement.

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

LEGAL AND ENVIRONMENTAL ISSUES.

ENVIRONMENTAL PROTECTION AGENCY COMPLAINT. On November 3, 1999, the United States Environmental Protection Agency ("EPA") issued a Notice of Violation ("NOV") against IP and, with the Department of Justice ("DOJ"), filed a Complaint against IP in the U.S. District Court for the Southern District of Illinois, No. 99C833. Subsequently, the DOJ and EPA amended the NOV and Complaint to include DMG (IP and DMG collectively the "Defendants"). Similar notices and lawsuits have been filed against a number of other utilities. Both the NOV and Complaint allege violations of the Clean Air Act and regulations thereunder. More specifically, both allege, based on the same events, that certain equipment repairs, replacements and maintenance activities at the Defendants' three Baldwin Station generating units constituted "major modifications" under either or both the Prevention of Significant Deterioration and the New Source Performance Standards regulations. When non-exempt "major modifications" occur, the Clean Air Act and related regulations generally require that generating facilities meet more stringent emissions standards. The DOJ amended its complaint to assert the claims found in the NOV. The Defendants filed an answer denying all claims and asserting various specific defenses. By order dated April 19, 2000, a trial date of November, 2001 was set. The initial trial is limited to liability.

The regulations under the Clean Air Act provide certain exemptions to the definition of "major modifications", particularly an exemption for routine repair, replacement or maintenance. Management has analyzed each of the activities covered by the EPA's allegations and believes each activity represents prudent practice regularly performed throughout the utility industry as necessary to maintain the operational efficiency and safety of equipment. As such, Management believes that each of these activities is covered by the exemption for routine repair, replacement and maintenance and that the EPA is changing, or attempting to change through enforcement actions, the intent and meaning of its regulations.

Management also believes that, even if some of the activities in question were found not to qualify for the routine exemption, there were no increases either in annual emissions or in the maximum hourly emissions achievable at any of the units caused by any of the activities. The regulations provide an exemption for increased hours of operation or production rate and for increases in emissions resulting from demand growth.

Although none of the Defendants' other facilities are covered in the Complaint and NOV, the EPA has officially requested information concerning activities at the Defendants' Vermilion, Wood River and Hennepin Plants. It is possible that the EPA will eventually commence enforcement actions against those plants as well.

The EPA has the authority to seek penalties for the alleged violations in question at the rate of up to $27,500 per day for each violation. The EPA also will be seeking installation of "best available control technology" ("BACT") (or equivalent) at the Baldwin Station and possibly at the other three plants as well.

Management believes that the EPA's and DOJ's claims are without merit, and that the ultimate resolution of this lawsuit will not have a material adverse effect on IP's financial position or results of operations.

MANUFACTURED GAS PLANTS ("MGP"). IP's estimated liability for MGP site remediation is $57 million. This amount represents IP's current estimate of the costs it will incur to remediate the 24 MGP sites for which it is responsible. Because of the unknown and unique characteristics at each site, IP cannot currently determine its ultimate liability for remediation of the sites. In October 1995, IP initiated litigation against a number of its insurance carriers. Settlement proceeds recovered from these carriers offset a significant portion of the MGP remediation costs and are credited to customers through the tariff rider mechanism that the Illinois Commerce Commission ("ICC") previously approved. Cleanup costs in excess of insurance proceeds are considered probable of recovery from IP's transmission and distribution customers.

OTHER LEGAL PROCEEDINGS. IP is involved in legal or administrative proceedings before various courts and agencies with respect to matters occurring in the ordinary course of business. Management believes that the final disposition of these proceedings will not have a material adverse effect on IP's consolidated financial position or results of operations.

REGULATORY MATTERS.

P.A. 90-561 - UTILITY EARNINGS CAP. P.A. 90-561 contains floor and ceiling provisions applicable to IP's Return on Equity ("ROE") during the transition period ending in 2006 (or 2008 at the option of the utility and with approval by the ICC). Pursuant to these provisions, IP may request an increase in its base rates if the two-year average of its earned ROE is below the two-year average of the monthly average yields of 30-year U.S. Treasury bonds for the concurrent period ("Treasury Yield"). Conversely, IP is required to refund amounts to its customers equal to 50 percent of the value earned above a defined "ceiling limit". The ceiling limit is exceeded if IP's ROE exceeds the Treasury Yield, plus 6.5 percent in 2000 through 2004 (which increases to 8.5% in 2000 through 2004 if a utility chooses not to implement transition charges after 2006). Regulatory asset amortization is included in the calculation of ROE for the ceiling test, but is not included in the floor test calculation.

P.A. 90-561 - RATE ADJUSTMENT PROVISIONS. P.A. 90-561 gave IP's residential customers a 15 percent decrease in base electric rates beginning August 1, 1998, and an additional 5 percent decrease effective on May 1, 2002. The rate decreases result in expected revenue reductions of approximately $75 million in each of the years 2000 and 2001, approximately $92 million in 2002, and approximately $101 million in 2003 and 2004, based on projected consumption.

P.A. 90-561 - DIRECT ACCESS PROVISIONS. Beginning in October 1999, customers with demand greater than 4 MW at a single site and customers with at least 10 sites having aggregate total demand of at least 9.5 MW were free to choose their electric generation suppliers ("direct access"). Direct access for remaining non-residential customers occurs in two phases: customers representing one-third of the remaining load in the non-residential class in October 1999 and customers representing the entire remaining non-residential load on December 31, 2000. Direct access will be available to all residential customers in May 2002. IP remains obligated to serve all customers who continue to take service from IP at tariff rates and remains obligated to provide delivery service to all customers at regulated rates. The transition charges departing customers must pay to IP are not designed to hold IP completely harmless from resulting revenue loss because of the mitigation factor.

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

2) Utilities are provided the opportunity to lower their financing and capital costs through the issuance of "securitized" bonds, also called transitional funding instruments; and

3) The ROE of utilities is managed through application of floor and ceiling test rules contained in P.A. 90-561 described elsewhere herein.

The extent to which revenues are affected by P.A. 90-561 will depend on a number of factors including future market prices for wholesale and retail energy, and load growth and demand levels in the current IP service territory. The impact on net income will depend on, among other things, the amount of revenues earned and the cost of doing business.

P.A. 90-561 - INDEPENDENT SYSTEM OPERATOR ("ISO") PARTICIPATION. Participation in an ISO by utilities serving retail customers in Illinois was one of the requirements included in P.A. 90-561. In January 1998, IP, in conjunction with eight other transmission-owning entities, filed with the FERC for all approvals necessary to create and to implement the Midwest Independent Transmission System Operator, Inc. ("MISO"). On September 16, 1998, the FERC issued an order authorizing the creation of a MISO. The goals of this joint undertaking are: 1) to put in place a tariff allowing easy and nondiscriminatory access to transmission facilities in a multi-state region, 2) to enhance regional reliability, and 3) to establish an entity that operates independently of any transmission owner(s) or other market participants, thus furthering competition in the wholesale generation market consistent with the objectives of the FERC's Order No. 888. Since January 1998, five other transmission-owning entities joined the MISO. The MISO has a stated goal to be fully operational by June 1, 2001.

As a MISO member, IP provides guarantees of up to $10 million to facilitate MISO access to bank lines of credit during the MISO startup phase.

OTHER COMMITMENTS AND CONTINGENCIES.

INTERNAL REVENUE SERVICE AUDIT. The Internal Revenue Service is currently auditing Illinova's federal income tax returns for the years 1994 through 1997. IP's operations were included in the consolidated federal income tax returns filed by Illinova during those periods. Management believes that the ultimate resolution of these proceedings will not have a material adverse effect on IP's financial position or results of operations.

 .
NOTE 5 -- SEGMENT INFORMATION

IP is engaged in the transmission, distribution and sale of electric energy and the distribution, transportation and sale of natural gas in the state of Illinois. In previous periods, IP was also engaged in the generation of electric energy. As previously discussed, effective October 1, 1999, IP transferred its fossil-fueled generating assets to Illinova. Additionally, as a condition precedent to the Merger, IP sold its interest in the Clinton Nuclear Power Station to AmerGen. As a result of these enterprise changes, the structure of IP's internal organization has constricted resulting in a single prospective reportable segment. For comparability purposes, results for 2000 should be compared with the Customer Service segment in previous periods.

During the 1999 period, IP's operations were divided into four reportable segments: Customer Service, Wholesale Energy, Nuclear and Other.

The business groups and their principal services were as follows:

- Customer Service Business Group - transmission, distribution, and sale of electric energy; distribution, transportation, and sale of natural gas in Illinois.
- Wholesale Energy Business Group - fossil-fueled electric generation in Illinois, wholesale electricity transactions throughout the United States, and dispatching activities.

- Nuclear Generation Business Group - nuclear-fueled electric generation in Illinois.
- Other - This category included the financial support functions such as accounting, finance, corporate performance, audit and compliance, investor relations, legal, corporate development, regulatory, risk management, and tax services. Also included in this group was specialized support functions, including information technology, human resources, environmental resources, purchasing and materials management, and public affairs.

Generally, Illinois Power accounts for intercompany transactions at prevailing rates or fully distributed costs. Operating segment information for the three-month period ended March 31, 1999 is presented below.


====================================================================================================================================
                                  ILLINOIS POWER'S SEGMENT DATA FOR THE QUARTER ENDED MARCH 31, 1999
====================================================================================================================================

                                               CUSTOMER        WHOLESALE
                                               SERVICE          ENERGY             NUCLEAR            OTHER             TOTAL
                                          ------------------------------------------------------------------------------------------
                                                                                 (IN MILLIONS)
  Unaffiliated domestic revenues            $         377  $          94       $           1     $         ---    $        472
  Intersegment domestic revenues (a)                  ---            136                  (1)             (135)            ---
                                          ------------------------------------------------------------------------------------------
    Total revenues                                    377            230                 ---              (135)            472
                                          ------------------------------------------------------------------------------------------
  Depreciation and amortization                        18             26                   2               ---              46

  Other operating expenses (a)                        275            127                  88              (134)            356

  Interest expense                                     19             20                   1               ---              40

  AFUDC                                               ---             (1)                ---               ---              (1)

  Interest and other income                           ---            ---                  (1)               (3)             (4)

  Income tax expense (benefit)                         25             22                 (36)                1              12

  Net income (loss) after taxes             $          40  $          36       $         (54)    $           1    $         23

  Identifiable assets:
     Domestic (b)                           $       2,297  $       3,122       $         199     $          34    $      5,652

  Capital expenditures                                 23             14                 ---                 1              38

====================================================================================================================================


(a) Intersegment revenue priced at 2.9 cents per kwh delivered for 1999. Intersegment expense is reflected in other operating expenses for Customer Service. Intersegment revenues and expenses are eliminated in the Other column.

(b) Primary assets for Nuclear include decommissioning assets, shared general and intangible plant and nuclear fuel.

                            ILLINOIS POWER COMPANY

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

            FOR THE INTERIM PERIODS ENDED MARCH 31, 2000 AND 1999

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of IP included elsewhere herein and with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

GENERAL

COMPANY PROFILE. IP is engaged in the transmission, distribution and sale of electric energy and the distribution, transportation and sale of natural gas in the state of Illinois. IP's condensed consolidated financial statements include the accounts of IP; IP Gas Supply, a company involved in acquiring interests in gas and oil leases; Illinois Power Capital, L.P., a limited partnership in which IP serves as the general partner; Illinois Power Financing I, a statutory business trust in which IP serves as sponsor; Illinois Power Securitization Limited Liability Company ("LLC"), a special purpose Delaware LLC whose sole member is IP; and Illinois Power Special Purpose Trust, a special purpose Delaware business trust whose sole owner is Illinois Power Securitization Limited Liability Company. Effective October 1, 1999, IP's wholly owned fossil generating assets were transferred to Illinova and Illinova contributed these assets to Illinois Power Marketing, Inc. ("IPMI"), a wholly owned subsidiary of Illinova, which was later renamed Dynegy Midwest Generation, Inc. ("DMG") following the Merger. As a condition precedent to the Merger, IP sold its interest in the Clinton Power Station to AmerGen in December 1999.

On February 1, 2000, Dynegy, a Delaware corporation since renamed Dynegy Holdings Inc. ("Former Dynegy"), and Illinova merged in a transaction in which Former Dynegy and Illinova became wholly-owned subsidiaries of Dynegy Inc., a newly formed Illinois corporation ("Dynegy"). This Merger, which was approved by shareholders of both Former Dynegy and Illinova on October 11, 1999, resulted in each share of Illinova common stock, no par value per share, being converted into one share of Dynegy Class A common stock, no par value per share. This Merger was accounted for under the purchase method of accounting and Former Dynegy was the acquirer for accounting purposes. IP continues to be a wholly owned subsidiary of Illinova, but is ultimately subject to control by the Dynegy Board of Directors.

IP's condensed consolidated financial statements have been prepared on the historical cost basis and do not reflect an allocation of the purchase price to IP that was recorded by Dynegy as a result of the Merger.

BUSINESS SEGMENTS. As a result of the enterprise changes impacting IP during the fourth quarter of 1999, IP's operations now consist of a single reportable segment. For 2000, this segment includes the transmission, distribution, and sale of electric energy in Illinois; and the transportation, distribution, and sale of natural gas in Illinois. Also included in this segment are specialized support functions, including accounting, legal, performance management, information technology, human resources, environmental resources, purchasing and materials management, and public affairs. For comparability purposes, results for 2000 should be compared with the sum of the Customer Service and Other segments from the previous period.

IP's operations were divided into four reportable segments in 1999: Customer Service, Wholesale Energy, Nuclear and Other.

The business groups and their principal services in 1999 were as follows:

- Customer Service Business Group - transmission, distribution, and sale of electric energy; distribution, transportation, and sale of natural gas in Illinois.
- Wholesale Energy Business Group - fossil-fueled electric generation in Illinois, wholesale electricity transactions throughout the United States, and dispatching activities.
- Nuclear Generation Business Group - nuclear-fueled electric generation in Illinois.
- Other - This category included the financial support functions such as accounting, finance, corporate performance, audit and compliance, investor relations, legal, corporate development, regulatory, risk management, and tax services. Also included in this group were specialized support functions, including information technology, human resources, environmental resources, purchasing and materials management, and public affairs.

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION. This Form 10-Q contains various forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, words such as "anticipate", "estimate", "project", "forecast" and "expect" reflect forward-looking statements. Although IP believes that the expectations reflected in such forward-looking statements are reasonable; it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected, forecasted or expected. Among the key risk factors that may have a direct bearing on IP's results of operations and financial condition are:

-    Competitive practices in the industries in which IP competes;
-    Fluctuations in commodity prices for electricity and/or natural gas;
-    Operational and systems risks;
-    Environmental liabilities which are not covered by indemnity or insurance;
- General economic and capital market conditions, including fluctuations in interest rates; and
- The impact of current and future laws and governmental regulations, whether federally or state imposed (particularly environmental regulations and further changes to energy deregulation), affecting the energy industry in general, and IP's operations in particular.

COMPETITION. Competition has become a dominant issue for the electric utility industry. It is a significant departure from traditional regulation in which public utilities have a universal obligation to serve the public in return for protected service territories and regulated pricing designed to allow a reasonable return on prudent investment and recovery of operating costs.

Competition arises not only from co-generation or independent power production, but also from municipalities seeking to extend their service boundaries to include customers being served by utilities. The right of municipalities to have power wheeled to them by utilities was established in 1973. IP has been obligated to wheel power for municipalities and cooperatives in its territory since 1976.

Further competition may be introduced by state action, as has occurred in Illinois, or by federal regulatory action. However, the Energy Policy Act currently precludes the FERC from mandating retail wheeling. Retail wheeling involves the transport of electricity to end-use customers.

IMPACT OF PRICE FLUCTUATIONS. IP's operating results may be impacted by commodity price fluctuations for electricity used in supplying service to its customers. IP has contracted with AmerGen and DMG to supply power via Power Purchase Agreements. With these arrangements, IP has provided adequate power supply for expected IP load plus a reserve supply above that expected level. Should power acquired under these agreements be insufficient to meet IP load requirements, IP will have to buy power at current market prices. The power purchase agreement with DMG obligates DMG to provide power up to the reservation amount even if DMG has individual units unavailable at various times. The power purchase agreement with AmerGen does not provide for an obligation by AmerGen to acquire replacement power for IP in the event of a curtailment or shutdown at the Clinton Power Station. Under a Clinton shutdown scenario, to the extent IP exceeds its capacity reservation with DMG, IP will have to buy power at current market prices.

The ICC determines IP's rates for gas service. These rates have been designed to recover the cost of service and allow shareholders the opportunity to earn a reasonable rate of return. Future natural gas sales will continue to be affected by an increasingly competitive marketplace, changes in the regulatory environment, transmission access, weather conditions, gas cost recoveries, customer conservation efforts, and the overall economy.

SEASONALITY. IP's revenue and operating margin are impacted by seasonal factors that affect sales volumes of electricity and gas. Typically, revenues from sales of electricity are higher in the summer months resulting from the summer cooling season; whereas, gas revenues are higher in the winter heating season.

EFFECT OF INFLATION. Although IP's operations are affected by general economic trends, management does not believe inflation has had a material effect on IP's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

IP has historically emphasized intellectual solutions to solving business issues. IP was a leader in the development of the comprehensive electric utility regulatory reform legislation for the state of Illinois, which provided the foundation for the Company's subsequent strategic actions and transformation. Following the successful execution of its strategy to transfer its fossil-fueled generation to an unregulated status and to exit its nuclear operation, IP is now focused on delivering reliable transmission and distribution services in a cost-effective manner. IP will also continue its efforts to capitalize on strategic and operational synergies made possible by the Merger.

IP has historically relied upon operating cash flow and borrowings from a combination of commercial paper issuances, bank lines of credit, corporate credit agreements and various public debt issuances for its liquidity and capital resource requirements. The following briefly describes the terms of these arrangements.

AFFILIATE TRANSACTION. IP maintains an unsecured note receivable due from its parent relating to the October 1999 transfer of the fossil-fueled generating assets. The note matures on September 30, 2009, and bears interest at an annual rate of 7.5 percent, due semiannually in April and October. Principal outstanding under this note totaled $2.3 billion at March 31, 2000. Principal repayments and interest payments accruing under this arrangement provide IP with a significant source of liquidity to meet its prospective operating and capital expenditure requirements.

COMMERCIAL PAPER AND LINES OF CREDITS. At March 31, 2000, IP had commercial paper outstanding in the amount of $7 million. Remaining availability under two credit agreements totaled $343 million. IP believes additional financing arrangements can be obtained at reasonable terms, if required.

MORTGAGE. Aggregate principal outstanding under IP's New Mortgage Bonds approximated $1.2 billion at March 31, 2000, bearing interest ranging from 5.4 percent to 7.5 percent per annum. At March 31, 2000, IP had unsecured non-mortgage-borrowing capacity totaling approximately $483 million.

SECURITIZATION. In December 1998, IPSPT issued $864 million of Transitional Funding Trust Notes as allowed under the Illinois Electric Utility Transition Funding Law in P.A. 90-651. Per annum interest on these notes averages approximately 5.4 percent. IP is retiring the principal outstanding under these notes through quarterly payments of $21.6 million.

DIVIDENDS. Under the Restated Articles of Incorporation, common stock dividends are subject to the preferential rights of the holders of preferred and preference stock. IP's retained earnings balance is expected to be sufficient during 2000 to support payment of all scheduled preferred dividends.

PREFERRED SECURITIES OF SUBSIDIARY TRUST. Wholly owned subsidiaries of IP have outstanding $193 million aggregate liquidation amount of Subordinated Capital Income Securities issued in two private transactions. Dynegy has issued a notice of redemption on May 31, 2000 for $93 million of tax advantaged monthly income preferred securities issued at 9.45 percent, having a liquidation preference of $25 per share. The Trust Originated Preferred Securities ("TOPrS") were issued at 8 percent with a $25 per share liquidation preference. The TOPrS mature on January 31, 2045 and may be redeemed at IP's option, in whole or in part, from time to time on or after January 31, 2001.

CAPITAL ASSET PROGRAM. Construction expenditures for the first quarter of 2000 were approximately $31 million. IP estimates that it will spend approximately $132 million on construction for the remainder of 2000. IP construction expenditures for 2001 through 2004 are expected to total approximately $760 million. Additional expenditures may be required during this period to accommodate the transition to a competitive environment, environmental compliance, system upgrades, and other costs that cannot be determined at this time.

YEAR 2000 ISSUES. IP completed all phases of the Year 2000 Program relative to computer systems and technology infrastructure considered essential to IP's business prior to the event. The year 2000 event passed without significant incident. IP's contingency plans are designed to minimize any disruptions or other adverse effects resulting from unexpected incompatibilities regarding core systems and business applications and to facilitate the early identification and remediation of system problems that manifest themselves after December 31, 1999. To date, no significant items have been identified. IP continues to assess, test and remediate business applications and technology infrastructure that were previously determined to be other than essential to core business operations. The extent of these activities is very insignificant to IP's overall business.

CONCLUSION

The Company continues to believe that it will be able to meet all foreseeable cash requirements, including working capital, capital expenditures and debt service, from operating cash flow, supplemented by borrowings under its various credit facilities and other sources of liquidity.

RESULTS OF OPERATIONS

Provided below is a tabular presentation of certain IP operating and financial statistics for the three-month periods ended March 31, 2000 and 1999, respectively.


=======================================================================================================

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                   -----------------------------------
                                                                         2000               1999
                                                                   -----------------  ----------------
                                                                             (IN MILLIONS)
     ELECTRIC SALES REVENUES -
      Residential                                                   $           93     $           95
      Commercial                                                                75                 72
      Industrial                                                                84                 77
      Other                                                                      8                  8
                                                                    --------------     --------------
          Revenues from ultimate consumers                                     260                252
      Interchange                                                                1                 94
      Transmission/Wheeling                                                      8                  3
                                                                    --------------     --------------

          Total Electric Revenues                                   $          269     $          349
                                                                    ==============     ==============

   ELECTRIC SALES IN KWH  (MILLIONS) -
      Residential                                                            1,236              1,288
      Commercial                                                             1,041              1,017
      Industrial                                                             2,098              1,969
      Other                                                                     92                 98
                                                                   ---------------    ---------------
          Sales to ultimate consumers                                        4,467              4,372
      Interchange                                                               47              1,304
                                                                   ---------------    ---------------
           Total Electric Sales                                              4,514              5,676
                                                                   ===============    ===============

   GAS SALES REVENUES -
      Residential                                                   $           76     $           85
      Commercial                                                                28                 30
      Industrial                                                                 8                  5
      Other                                                                      1                  1
                                                                   ---------------    ---------------
          Revenues from ultimate consumers                                     113                121
      Transportation of customer-owned gas                                       1                  1
      Miscellaneous                                                              2                  1
                                                                   ---------------    ---------------
           Total Gas Revenues                                       $          116     $          123
                                                                    ==============     ==============

   GAS SALES IN THERMS (MILLIONS) -
      Residential                                                              145                169
      Commercial                                                                61                 68
      Industrial                                                                24                 14
                                                                   ---------------    ---------------
          Sales to ultimate consumers                                          230                251
      Transportation of customer-owned gas                                      75                 78
                                                                   ---------------    ---------------
          Total gas sold and transported                                       305                329
      Interdepartmental sales                                                    6                  4
                                                                   ---------------    ---------------
          Total Gas Delivered                                                  311                333
                                                                   ===============    ===============

=======================================================================================================


THREE-MONTH PERIOD ENDED MARCH 31, 2000 AND 1999

For the first quarter ended March 31, 2000, IP reported net income of $25 million, compared with first quarter 1999 net income of $23 million. Non-recurring charges totaling $38 million ($23 million after-tax) relating to retirement and severance costs associated with the Merger impacted the 2000 results. The 1999 quarterly results include Clinton operations and maintenance expenses of $64 million ($38 million after-tax) and a non-recurring contract pre-settlement gain of $61 million ($37 million after-tax). After adjusting for these non-recurring charges and gains, and deleting the effect of 1999 Clinton operation and maintenance expenses, recurring net income for the first quarter of 2000 totaled approximately $48 million, compared to approximately $24 million in the same prior year quarter. Other operational factors impacting comparability of results period-to-period include:

- market purchases of power during the 1999 period as a result of the extended Clinton outage during that period,
- recognition of operational expenses in the 1999 period associated with the fossil generation assets, and
- contractual terms associated with the purchased power from AmerGen and DMG in the 2000 period.

Operating income, excluding income taxes, and the adjustments for the items identified above was $64 million for the first quarter ended March 31, 2000 compared to $72 million for first quarter of 1999. The difference is primarily due to decreases in fuel, operation and maintenance expenses, and depreciation as a result of the transfer of the fossil generating assets, offset by an increase in purchased power expense.

Other income includes interest income associated with the affiliate note receivable of $48 million in 2000 arising from the October 1999 asset transfer. Interest expense period-to-period decreased $2 million reflecting lower average principal balances, partially offset by higher average rates.

IP reported an income tax provision of $13 million for the three-month period ended March 31, 2000, compared to an income tax provision of $12 million for the 1999 period. The effective tax rates approximated 35 and 34 percent in 2000 and 1999, respectively. The differences between the aforementioned effective tax rates and the statutory tax rate of 40 percent for both periods result principally from the tax deductibility of the dividends on company obligated mandatorily redeemable preferred securities.

OPERATING CASH FLOW

Cash flow from operating activities totaled $85 million for the three-month period ended March 31, 2000, compared to a use of cash of ($27) million reported in the 1999 period. Changes in operating cash flow reflect the operating results previously discussed herein. Also affecting cash flow for 2000 was a decrease in prepayments attributable to an income tax refund and prepaid gas purchases in underground storage, and a decrease in accrued liabilities attributable to interest accrued for federal and state taxes.

CAPITAL EXPENDITURES AND INVESTING ACTIVITIES

During the first quarter of 2000, IP spent approximately $31 million on electric and gas construction as compared to $38 million in the same quarter of 1999. IP expects expenditures for the remainder of the current year to approximate $132 million.

DIVIDEND REQUIREMENTS

The holders of the IP Serial Preferred Stock are entitled to receive dividends if, when and as declared by the Board of Directors of the Company out of funds legally available therefore. The Company paid approximately $5 million in cash dividends and distributions during the three-months ended March 31, 2000, of which approximately $1 million was on its Preferred Stock. In addition, IP paid dividends on its Monthly Income Preferred Securities (MIPS) and Trust Originated Preferred Securities (TOPrS) of approximately $4 million. During the same quarter of 1999, dividends paid on MIPS and TOPrS approximated $4 million.

                             ILLINOIS POWER COMPANY
                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

See "Note 4 - Commitments and Contingencies" in the Notes to Condensed Consolidated Financial Statements for an update on legal proceedings.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) The following instruments and documents are included as exhibits to this Form 10-Q.


           Exhibit Number                                       Description
           --------------                                       -----------
               12                  Computation of ratio of earnings to fixed charges

               27                  Financial Data Schedule UT (filed only electronically with the SEC)


(b) Current Report on Form 8-K/A, Commission File No. 1-3004, dated April 6, 2000, relating to a change in independent accountants from PricewaterhouseCoopers LLP to Arthur Andersen LLP.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.




                                     Illinois Power Company


Date:     May 15, 2000               By: /s/ Peggy E. Carter
         -------------                   ---------------------------

                                         Peggy E. Carter, Controller
                                         (Principal Accounting Officer)