Form 10-Q
period 2000-06-30
ILLINOIS POWER CO
filed 2000-08-14
CIK 49816

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2000


/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to ________________

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

                              www.illinoispower.com
                            (Registrant's home page)


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

All outstanding common equity of Illinois Power Company is held by its parent Illinova Corporation. Illinois Power is an indirect wholly owned subsidiary of Dynegy Inc.

                            ILLINOIS POWER COMPANY
                               TABLE OF CONTENTS

--------------------------------------------------------------------------------


                                                                            PAGE

PART I.  FINANCIAL INFORMATION

     Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

     Condensed Consolidated Balance Sheets:
         June 30, 2000 and December 31, 1999...................................3
     Condensed Consolidated Statements of Operations:
         For the three and six months ended June 30, 2000 and 1999.............4
     Condensed Consolidated Statements of Cash Flows:
         For the six months ended June 30, 2000 and 1999.......................5
     Notes to Condensed Consolidated Financial Statements......................6

     Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS...........................12


PART II.  OTHER INFORMATION

     Item 1.    Legal Proceedings.............................................20

     Item 2.    Not Applicable................................................--

     Item 3.    Not Applicable................................................--

     Item 4.    Not Applicable................................................--

     Item 5.    Not Applicable................................................--

     Item 6.    Exhibits and Reports on Form 8-K..............................20


ILLINOIS POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (IN MILLIONS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                                                  JUNE 30,          DECEMBER 31,
                                                                                    2000                1999
                                                                              ----------------    ----------------
                                                                                 (unaudited)
                                                      ASSETS
UTILITY PLANT:
Electric (includes construction work in progress of $90 million and $84
    million, respectively)                                                      $      2,237        $      2,189
Gas (includes construction work in progress of $14 million and $17
    million, respectively)                                                               728                 714
                                                                                 -----------        ------------
                                                                                       2,965               2,903
Less: accumulated depreciation                                                         1,170               1,139
                                                                                 -----------        ------------
                                                                                       1,795               1,764
                                                                                 -----------        ------------
INVESTMENTS AND OTHER ASSETS                                                              20                  13
                                                                                 -----------        ------------

CURRENT ASSETS:
Cash and cash equivalents                                                                 23                  24
Accounts receivable, net                                                                 106                 108
Accounts receivable, affiliates                                                           54                  84
Accrued unbilled revenue                                                                  67                  83
Inventory                                                                                 31                  41
Prepayments and other                                                                     14                 102
                                                                                 -----------        ------------
                                                                                         295                 442
                                                                                 -----------        ------------

DEFERRED CHARGES AND OTHER:
Transition period cost recovery                                                          297                 320
Note receivable, affiliate                                                             2,262               2,598
Other                                                                                    137                 161
                                                                                 -----------        ------------
                                                                                       2,696               3,079
                                                                                 -----------        ------------
                                                                                 $     4,806        $      5,298
                                                                                 ===========        ============

                                              CAPITAL AND LIABILITIES
CAPITALIZATION:
Common stock -- no par value, 100,000,000 shares authorized:
    75,643,937 shares issued                                                     $     1,274        $      1,274
Retained earnings - accumulated since January 1, 1999                                    101                  55
Less: 12,751,724 shares of common stock in treasury, at cost                             287                 287
Less: capital stock expense                                                                7                   7
                                                                                 -----------        ------------
                                                                                       1,081               1,035
Preferred stock                                                                           46                  46
Mandatorily redeemable preferred stock                                                   100                 193
Long-term debt                                                                         1,831               1,907
                                                                                 -----------        ------------
                                                                                       3,058               3,181
                                                                                 -----------        ------------

CURRENT LIABILITIES:
Accounts payable                                                                          62                  79
Accounts payable, affiliates                                                              16                  13
Accrued liabilities                                                                      103                 110
Notes payable and current portion of long-term debt                                      212                 564
                                                                                 -----------        ------------
                                                                                         393                 766
                                                                                 -----------        ------------

DEFERRED CREDITS:
Deferred income taxes                                                                  1,092               1,100
Other                                                                                    263                 251
                                                                                 -----------        ------------
                                                                                       1,355               1,351
                                                                                 -----------        ------------
                                                                                 $     4,806        $      5,298
                                                                                 ===========        ============



            See notes to condensed consolidated financial statements.

ILLINOIS POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (IN MILLIONS)
--------------------------------------------------------------------------------

                                                         THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                             JUNE 30,                               JUNE 30,
                                                  ----------------------------------------------------------------------
                                                      2000                1999                2000              1999
                                                  ------------        ------------        ------------      ------------
OPERATING REVENUES:
Electric                                          $        281        $        277        $        549      $        532
Electric interchange                                         3                  56                   4               150
Gas                                                         55                  45                 171               168
                                                  ------------        ------------        ------------      ------------
                                                           339                 378                 724               850
                                                  ------------        ------------        ------------      ------------
OPERATING EXPENSES AND TAXES:
Fuel for electric plants                                    --                  60                  --               111
Power purchased                                            178                  46                 338                98
Gas purchased for resale                                    28                  17                  96                90
Other operating expenses                                    35                  81                  62               191
Retirement and severance expense                            --                  --                  38                --
Maintenance                                                 14                  26                  26                67
Depreciation and amortization                               19                  45                  38                89
Amortization of regulatory asset                            13                   6                  26                 8
General taxes                                               16                  23                  38                53
Income taxes                                                (4)                 23                  (9)               37
                                                  ------------        ------------        ------------      ------------
                                                           299                 327                 653               744
                                                  ------------        ------------        ------------      ------------

    OPERATING INCOME                                        40                  51                  71               106

Other income (expenses), net                               (20)                 10                 (36)               17
Interest income from affiliates                             43                   1                  91                 1
                                                  ------------        ------------        ------------      ------------

    INCOME BEFORE INTEREST CHARGES                          63                  62                 126               124

Interest expense                                           (34)                (44)                (72)              (84)
Allowance for borrowed funds used
during construction                                          1                   2                   1                 3
                                                  ------------        ------------        ------------      ------------

    NET INCOME                                              30                  20                  55                43
    Preferred dividend requirement and other                (4)                 (5)                 (9)               (9)
                                                  ------------        ------------        ------------      ------------
    NET INCOME APPLICABLE TO COMMON
      SHAREHOLDER                                 $         26        $         15        $         46      $         34
                                                  ============        ============        ============      ============

Net income applicable to common shareholder       $         26        $         15        $         46      $         34
Unrealized gains on securities, net of taxes                --                   2                  --                 2
                                                  ------------        ------------        ------------      ------------

    COMPREHENSIVE INCOME                          $         26        $         17        $         46      $         36
                                                  ============        ============        ============      ============

            See notes to condensed consolidated financial statements.

ILLINOIS POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN MILLIONS)
--------------------------------------------------------------------------------

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                             ----------------------------------
                                                                                 2000                 1999
                                                                             ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                   $         55          $         43
Items not affecting cash flows from operating activities:
    Depreciation and amortization                                                      68                    96
    Deferred income taxes                                                              18                    40
Changes in assets and liabilities resulting from operating activities:
    Accounts receivable                                                                48                   (16)
    Inventories                                                                        10                    10
    Prepayments and other assets                                                       80                     3
    Accounts payable                                                                  (14)                  (15)
    Accrued liabilities                                                               (33)                 (112)
Other, net                                                                             28                   (11)
                                                                             ------------          ------------

Net cash provided by operating activities                                             260                    38
                                                                             ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                                                  (66)                 (154)
Other, net                                                                             (2)                   (2)
                                                                             ------------          ------------

Net cash used in investing activities                                                 (68)                 (156)
                                                                             ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from affiliate note receivable                                               336                   ---
Repayments of long-term borrowings                                                   (225)                 (490)
Issuances of long-term borrowings                                                     ---                   250
Net change in commercial paper and money market lines of credit                      (202)                  (68)
Redemption of mandatorily redeemable preferred stock                                  (93)                  (11)
Other, net                                                                             (9)                  (50)
                                                                             ------------          ------------

Net cash used in financing activities                                                (193)                 (369)
                                                                             ------------          ------------

Net change in cash and cash equivalents                                                (1)                 (487)
Cash and cash equivalents, beginning of period                                         24                   504
                                                                             ------------          ------------

Cash and cash equivalents, end of period                                     $         23          $         17
                                                                             ============          ============

           See notes to condensed consolidated financial statements.

                             ILLINOIS POWER COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2000 AND 1999


NOTE 1 -- ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission ("SEC"). These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Illinois Power's ("IP" or the "Company") Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC.

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

The condensed consolidated financial statements include the accounts of IP; Illinois Power Capital, L. P.; Illinois Power Financing I ("IPFI"); Illinois Power Securitization Limited Liability Company ("LLC"); and Illinois Power Special Purpose Trust ("IPSPT"). As of May 31, 2000, the Monthly Income Preferred Securites held by IPFI were redeemed and no other debts exist within the IPFI trust. All significant intercompany balances and transactions have been eliminated from the consolidated financial statements. All nonutility operating transactions are included in the line titled "Other income and expenses, net" in IP's Condensed Consolidated Statements of Operations.

Cash and cash equivalents include cash on hand and temporary investments purchased with an initial maturity of three months or less. At June 30, 2000, $12 million of such cash and cash equivalents was restricted while at December 31, 1999, $13 million was restricted. This cash is reserved for use in retiring the Transitional Funding Trust Notes issued under the provisions of P.A. 90-561 (Illinois electric utility restructuring legislation enacted in December 1997).

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

As part of the Merger, severance and retirement costs of $38 million ($23 million after-tax) were recorded in the first quarter 2000. Severance charges represented approximately $20 million ($12 million after tax) of the total costs incurred, of which $15 million had been paid by the end of the second quarter. As of June 30, 2000, approximately 249 employees were either severed or have retired as a result of the Merger. It is expected that an additional 25 will be severed or retire by the end of the year. The severance/retirement plan is being executed pursuant to IP's plan and related actions are expected to be substantially complete by the end of 2000.

                             ILLINOIS POWER COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2000 AND 1999


NOTE 3 -- AFFILIATED COMPANIES

Effective October 1, 1999, IP transferred its wholly owned fossil generating assets and other generation-related assets and liabilities at net book value, to Illinova, in exchange for an unsecured note receivable of $2.8 billion. Such assets were subsequently transferred by Illinova to a separate subsidiary, which was later renamed Dynegy Midwest Generation, Inc. ("DMG"). The note matures on September 30, 2009 and bears interest at an annual rate of 7.5%, due semiannually in April and October. At June 30, 2000, principal and accrued interest outstanding under the note receivable approximated $2.3 billion and $42 million, respectively. IP has recognized $90 million interest income from Illinova on the note in 2000 and $42 million for the three months ended June 30, 2000.

IP routinely conducts business with subsidiaries of Dynegy. These transactions include the purchase or sale of electricity, natural gas and transmission services as well as certain other services. Operating revenue derived from transactions with affiliates approximated $11 million and $17 million for the three and six months ended June 30, 2000, respectively. Aggregate operating expenses charged by affiliates approximated $155 million and $293 million for the three and six months ended June 30, 2000, respectively. Related party transactions have been conducted at prices and terms similar to those available to and transacted with unrelated parties.

IP has a power purchase agreement ("PPA") with DMG, providing IP the right to purchase power from DMG for a primary term extending through December 31, 2004, with provisions to extend the PPA thereafter on an annual basis, subject to concurrence by both parties. The PPA defines the terms and conditions under which DMG provides capacity and energy to IP, using a tiered pricing structure.

Effective January 1, 2000, the Dynegy consolidated group, which includes IP, began operating under a Services and Facilities Agreement, whereby the affiliates exchange services with IP such as financial, legal, information technology and human resources as well as shared facility space. IP services are exchanged at fully distributed costs and revenue is not recorded under this agreement.

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

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2000 AND 1999


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

MANUFACTURED GAS PLANTS ("MGP"). IP's estimated liability for MGP site remediation is $56 million. This amount represents IP's current estimate of the costs it will incur to remediate the 24 MGP sites for which it is responsible. Because of the unknown and unique characteristics at each site, IP cannot currently determine its ultimate liability for remediation of the sites. In October 1995, IP initiated litigation against a number of its insurance carriers. Settlement proceeds recovered from these carriers offset a significant portion of the MGP remediation costs and are credited to customers through the tariff rider mechanism that the Illinois Commerce Commission ("ICC") previously approved. Cleanup costs in excess of insurance proceeds are considered probable of recovery from IP's transmission and distribution customers.

OTHER LEGAL PROCEEDINGS. IP is involved in legal or administrative proceedings before various courts and agencies with respect to matters occurring in the ordinary course of business. Management believes that the final disposition of these proceedings will not have a material adverse effect on IP's consolidated financial position or results of operations.

REGULATORY MATTERS.

P.A. 90-561 - UTILITY EARNINGS CAP. P.A. 90-561 contains floor and ceiling provisions applicable to IP's Return on Equity ("ROE") during the transition period ending in 2006 (or 2008 at the option of the utility and with approval by the ICC). Pursuant to these provisions, IP may request an increase in its base rates if the two-year average of its earned ROE is below the two-year average of the monthly average yields of 30-year U.S. Treasury bonds for the concurrent period ("Treasury Yield"). Conversely, IP is required to refund amounts to its customers equal to 50 percent of the value earned above a defined "ceiling limit." The ceiling limit is exceeded if IP's ROE exceeds the Treasury Yield, plus 6.5 percent in 2000 through 2004 (which increases to 8.5% in 2000 through 2004 if a utility chooses not to implement transition charges after 2006). Regulatory asset amortization is included in the calculation of ROE for the ceiling test, but is not included in the floor test calculation.

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

P.A. 90-561 - DIRECT ACCESS PROVISIONS. Beginning in October 1999, customers with demand greater than 4 MW at a single site, customers with at least 10 sites having aggregate total demand of at least 9.5 MW, and customers representing one-third of the remaining load in the non-residential class were free to choose their electric generation suppliers ("direct access"). Direct access for remaining non-residential customers occurs December 31, 2000. Direct access will be available to all residential customers in May 2002. IP remains obligated to serve all customers who continue to take service from IP at tariff rates and remains obligated to provide delivery service to all customers at regulated rates. The

                             ILLINOIS POWER COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2000 AND 1999


transition charges departing customers must pay to IP are not designed to hold IP completely harmless from resulting revenue loss because of the mitigation factor.

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

P.A. 90-561 - INDEPENDENT SYSTEM OPERATOR ("ISO") PARTICIPATION. Participation in an ISO by utilities serving retail customers in Illinois was one of the requirements included in P.A. 90-561. In January 1998, IP, in conjunction with eight other transmission-owning entities, filed with the FERC for all approvals necessary to create and to implement the Midwest Independent Transmission System Operator, Inc. ("MISO"). On September 16, 1998, the FERC issued an order authorizing the creation of a MISO. The goals of this joint undertaking are: 1) to put in place a tariff allowing easy and nondiscriminatory access to transmission facilities in a multi-state region, 2) to enhance regional reliability, and 3) to establish an entity that operates independently of any transmission owner(s) or other market participants, thus furthering competition in the wholesale generation market consistent with the objectives of the FERC's Order No. 888. Since January 1998, eight other transmission-owning entities have joined the MISO. The MISO has a stated goal to be fully operational by November 1, 2001.

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

NOTE 5 -- SEGMENT INFORMATION

IP is engaged in the transmission, distribution and sale of electric energy and the distribution, transportation and sale of natural gas in the state of Illinois. In previous periods, IP was also engaged in the generation of electric energy. As previously discussed, effective October 1, 1999, IP transferred its fossil-fueled generating assets to Illinova. Additionally, as a condition precedent to the Merger, IP sold its interest in the Clinton Nuclear Power Station to AmerGen. As a result of these enterprise changes, the structure of IP's internal organization has constricted into a single prospective reportable segment. For 2000, this segment includes the transmission, distribution, and sale of electric energy in Illinois; and the transportation, distribution, and sale of natural gas in Illinois. Also included in this segment are specialized support functions, including accounting, legal, performance management, information technology, human resources, environmental resources, purchasing and materials management, and public affairs. For comparability purposes, results for 2000 should be compared with the Customer Service segment in previous periods.

During the 1999 period, IP's operations were divided into four reportable segments: Customer Service, Wholesale Energy, Nuclear and Other.

                             ILLINOIS POWER COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2000 AND 1999


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

Generally, Illinois Power accounts for intercompany transactions at prevailing rates or fully distributed costs. Operating segment information for the three-month period ended June 30, 1999 is presented below.

====================================================================================================================
                            ILLINOIS POWER'S SEGMENT DATA FOR THE QUARTER ENDED JUNE 30, 1999
====================================================================================================================

                                               CUSTOMER    WHOLESALE
                                               SERVICE      ENERGY        NUCLEAR           OTHER         TOTAL
                                            ------------------------------------------------------------------------
                                                                        (IN MILLIONS)
  Unaffiliated domestic revenues               $   321     $     52      $      5         $     ---      $   378

  Intersegment domestic revenues (a)               ---          119            37              (156)         ---
                                            ------------------------------------------------------------------------
    Total revenues                                 321          171            42              (156)         378
                                            ------------------------------------------------------------------------
  Depreciation and amortization                     24           26             1               ---           51

  Other operating expenses (a)                     210          135            59              (151)         253

  Interest expense                                  20           21             3               ---           44

  AFUDC                                            ---           (2)          ---               ---           (2)

  Interest and other income                        ---           (2)           (2)               (1)          (5)

  Income tax expense (benefit)                      26           (4)           (7)                2           17

  Net income (loss) after taxes                $    41     $     (3)     $    (12)        $      (6)     $    20

  Identifiable assets:
     Domestic (b)                              $ 2,315     $  3,162      $    199         $      36      $ 5,712

  Capital expenditures                              28           86           ---                 2          116
====================================================================================================================

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

                             ILLINOIS POWER COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2000 AND 1999


Operating segment information for the six months ended June 30, 1999 is presented below.

====================================================================================================================
                                 ILLINOIS POWER'S SEGMENT DATA FOR THE SIX MONTHS ENDED JUNE 30, 1999
====================================================================================================================

                                               CUSTOMER    WHOLESALE
                                               SERVICE      ENERGY        NUCLEAR           OTHER         TOTAL
                                            ------------------------------------------------------------------------
                                                                        (IN MILLIONS)
  Unaffiliated domestic revenues               $   697     $    146      $      7         $     ---      $   850
  Intersegment domestic revenues (a)               ---          255            37              (292)         ---
                                            ------------------------------------------------------------------------
    Total revenues                                 697          401            44              (292)         850
                                            ------------------------------------------------------------------------
  Depreciation and amortization                     42           51             4               ---           97

  Other operating expenses (a)                     485          262           149              (286)         610

  Interest expense                                  39           41             4               ---           84

  AFUDC                                             (1)          (2)          ---               ---           (3)

  Interest and other income                        ---           (2)           (4)               (3)          (9)

  Income tax expense (benefit)                      51           18           (43)                2           28

  Net income (loss) after taxes                $    81     $     33       $   (66)        $      (5)     $    43

  Identifiable assets:
     Domestic (b)                              $ 2,315     $  3,162       $   199         $      36      $ 5,712

  Capital expenditures                              50          101           ---                 3          154

====================================================================================================================

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

             FOR THE INTERIM PERIODS ENDED JUNE 30, 2000 AND 1999

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of IP included elsewhere herein and with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

GENERAL

COMPANY PROFILE. IP is engaged in the transmission, distribution and sale of electric energy and the distribution, transportation and sale of natural gas in the state of Illinois. IP's condensed consolidated financial statements include the accounts of IP; Illinois Power Capital, L.P., a limited partnership in which IP serves as the general partner; Illinois Power Financing I, a statutory business trust in which IP serves as sponsor; Illinois Power Securitization Limited Liability Company, a special purpose Delaware LLC whose sole member is IP; and Illinois Power Special Purpose Trust, a special purpose Delaware business trust whose sole owner is Illinois Power Securitization LLC. Effective October 1, 1999, IP's wholly owned fossil generating assets were transferred to Illinova and Illinova contributed these assets to Illinois Power Marketing, Inc. ("IPMI"), a wholly owned subsidiary of Illinova, which was later renamed Dynegy Midwest Generation, Inc. following the Merger. As a condition precedent to the Merger, IP sold its interest in the Clinton Power Station to AmerGen in December 1999. As of May 31, 2000, the Monthly Income Preferred Securites held by IPFI were redeemed and no other debts exist within the IPFI trust.

On February 1, 2000, Dynegy, a Delaware corporation since renamed Dynegy Holdings Inc. ("Former Dynegy"), and Illinova merged in a transaction in which Former Dynegy and Illinova became wholly owned subsidiaries of Dynegy Inc., a newly formed Illinois corporation ("Dynegy"). This Merger, which was approved by shareholders of both Former Dynegy and Illinova on October 11, 1999, resulted in each share of Illinova common stock, no par value per share, being converted into one share of Dynegy Class A common stock, no par value per share. This Merger was accounted for under the purchase method of accounting and Former Dynegy was the acquirer for accounting purposes. IP continues to be a wholly owned subsidiary of Illinova, but is ultimately subject to control by the Dynegy Board of Directors.

IP's condensed consolidated financial statements have been prepared on the historical cost basis and do not reflect an allocation of the purchase price to IP that was recorded by Dynegy as a result of the Merger.

BUSINESS SEGMENTS. As a result of the enterprise changes impacting IP during the fourth quarter of 1999, IP's operations now consist of a single prospective reportable segment. For 2000, this segment includes the transmission, distribution, and sale of electric energy in Illinois; and the transportation, distribution, and sale of natural gas in Illinois. Also included in this segment are specialized support functions, including accounting, legal, performance management, information technology, human resources, environmental resources, purchasing and materials management, and public affairs. For comparability purposes, results for 2000 should be compared with the Customer Service segment from the previous period.

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

             FOR THE INTERIM PERIODS ENDED JUNE 30, 2000 AND 1999


UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION. This Form 10-Q contains various forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, words such as "anticipate", "estimate", "project", "forecast" and "expect" reflect forward-looking statements. Although IP believes that the expectations reflected in such forward-looking statements are reasonable; it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected, forecasted or expected. Among the key risk factors that may have a direct bearing on IP's results of operations and financial condition are:

-    Competitive practices in the industries in which IP competes;
-    Fluctuations in commodity prices for electricity and/or natural gas;
-    Operational and systems risks;
-    Environmental liabilities that are not covered by indemnity or insurance;
- General economic and capital market conditions, including fluctuations in interest rates; and
- The impact of current and future laws and governmental regulations, whether federally or state imposed (particularly environmental regulations and further changes to energy deregulation), affecting the energy industry in general, and IP's operations in particular.

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

             FOR THE INTERIM PERIODS ENDED JUNE 30, 2000 AND 1999

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

AFFILIATE TRANSACTION. IP maintains an unsecured note receivable due from its parent relating to the October 1999 transfer of the fossil-fueled generating assets. The note matures on September 30, 2009, and bears interest at an annual rate of 7.5 percent, due semiannually in April and October. Principal outstanding under this note totaled $2.3 billion at June 30, 2000. Principal repayments and interest payments accruing under this arrangement provide IP with a significant source of liquidity to meet its prospective operating and capital expenditure requirements.

COMMERCIAL PAPER AND LINES OF CREDITS. At June 30, 2000, IP had commercial paper outstanding in the amount of $125 million. Remaining availability under a credit agreement totaled $175 million. IP believes additional financing arrangements can be obtained at reasonable terms, if required.

MORTGAGE. Aggregate principal outstanding under IP's New Mortgage Bonds approximated $1.1 billion at June 30, 2000, bearing interest ranging from 5.4 percent to 7.5 percent per annum. At June 30, 2000, IP had unsecured non-mortgage-borrowing capacity totaling approximately $354 million.

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

PREFERRED SECURITIES OF SUBSIDIARY TRUST. A wholly owned subsidiary of IP has $100 million aggregate liquidation amount of Subordinated Capital Income Securities outstanding at June 30, 2000, which were issued in a private transaction. These Trust Originated Preferred Securities ("TOPrS") were issued at 8 percent with a $25 per share liquidation preference. The TOPrS mature on January 31, 2045 and may be redeemed at IP's option, in whole or in part, from time to time on or after January 31, 2001. IP redeemed all $93 million of the tax advantaged Monthly Income Preferred Securities on May 31, 2000.

CAPITAL ASSET PROGRAM. Construction expenditures for the six months ended June 2000 were approximately $66 million. IP estimates that it will spend approximately $98 million on construction for the remainder of 2000. IP construction

                            ILLINOIS POWER COMPANY

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED JUNE 30, 2000 AND 1999

expenditures for 2001 through 2004 are expected to total approximately $760 million. Additional expenditures may be required during this period to accommodate the transition to a competitive environment, environmental compliance, system upgrades, and other costs that cannot be determined at this time.

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

CONCLUSION. The Company continues to believe that it will be able to meet all foreseeable cash requirements, including working capital, capital expenditures and debt service, from operating cash flow, supplemented by borrowings under its various credit facilities and other sources of liquidity.

                            ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2000 AND 1999


RESULTS OF OPERATIONS

Provided below is an unaudited tabular presentation of certain IP operating and financial statistics for the three month periods ended June 30, 2000 and 1999, respectively.

=======================================================================================================

                                                                      THREE MONTHS ENDED JUNE 30,
                                                                   -----------------------------------
                                                                         2000               1999
                                                                   -----------------  ----------------
                                                                             (IN MILLIONS)
     ELECTRIC SALES REVENUES -
      Residential                                                   $           90     $           90
      Commercial                                                                79                 80
      Industrial                                                                93                 95
      Other                                                                      9                  9
                                                                   ---------------    ---------------
          Revenues from ultimate consumers                                     271                274
      Interchange                                                                3                 56
      Transmission/Wheeling                                                     10                  3
                                                                   ---------------    ---------------
          Total Electric Revenues                                   $          284     $          333
                                                                    ==============     ==============

   ELECTRIC SALES IN KWH (MILLIONS) -
      Residential                                                            1,041              1,018
      Commercial                                                             1,012                999
      Industrial                                                             2,314              2,321
      Other                                                                     88                 90
                                                                   ---------------    ---------------
          Sales to ultimate consumers                                        4,455              4,428
      Interchange                                                                3              1,349
                                                                   ---------------    ---------------
           Total Electric Sales                                              4,458              5,777
                                                                   ===============    ===============

   GAS SALES REVENUES -
      Residential                                                   $           32     $           26
      Commercial                                                                10                  9
      Industrial                                                                 7                  7
      Other                                                                      1                  -
                                                                   ---------------    ---------------
          Revenues from ultimate consumers                                      50                 42
      Transportation of customer-owned gas                                       2                  2
      Interdepartmental sales                                                    3                  1
                                                                   ---------------    ---------------
           Total Gas Revenues                                       $           55     $           45
                                                                    ==============     ==============

   GAS SALES IN THERMS (MILLIONS) -
      Residential                                                               38                 34
      Commercial                                                                15                 15
      Industrial                                                                17                 23
                                                                   ---------------    ---------------
          Sales to ultimate consumers                                           70                 72
      Transportation of customer-owned gas                                      64                 67
                                                                   ---------------    ---------------
          Total gas sold and transported                                       134                139
      Interdepartmental sales                                                    7                  4
                                                                   ---------------    ---------------
          Total Gas Delivered                                                  141                143
                                                                   ===============    ===============

=======================================================================================================

                            ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2000 AND 1999


Provided below is an unaudited tabular presentation of certain IP operating and financial statistics for the six month periods ended June 30, 2000 and 1999, respectively.

=======================================================================================================

                                                                       SIX MONTHS ENDED JUNE 30,
                                                                   -----------------------------------
                                                                         2000               1999
                                                                   -----------------  ----------------
                                                                             (IN MILLIONS)
     ELECTRIC SALES REVENUES -
      Residential                                                   $          183     $          185
      Commercial                                                               154                152
      Industrial                                                               177                172
      Other                                                                     17                 17
                                                                   ---------------    ---------------
          Revenues from ultimate consumers                                     531                526
      Interchange                                                                4                150
      Transmission/Wheeling                                                     18                  6
                                                                   ---------------    ---------------
          Total Electric Revenues                                   $          553     $          682
                                                                    ==============     ==============

   ELECTRIC SALES IN KWH (MILLIONS) -
      Residential                                                            2,277              2,306
      Commercial                                                             2,053              2,016
      Industrial                                                             4,412              4,290
      Other                                                                    180                188
                                                                   ---------------    ---------------
          Sales to ultimate consumers                                        8,922              8,800
      Interchange                                                               50              2,653
                                                                   ---------------    ---------------
           Total Electric Sales                                              8,972             11,453
                                                                   ===============    ===============

   GAS SALES REVENUES -
      Residential                                                   $          108     $          111
      Commercial                                                                38                 39
      Industrial                                                                15                 12
      Other                                                                      2                  1
                                                                   ---------------    ---------------
          Revenues from ultimate consumers                                     163                163
      Transportation of customer-owned gas                                       3                  3
      Miscellaneous                                                              5                  2
                                                                   ---------------    ---------------
           Total Gas Revenues                                       $          171     $          168
                                                                    ==============     ==============

   GAS SALES IN THERMS (MILLIONS) -
      Residential                                                              183                203
      Commercial                                                                76                 83
      Industrial                                                                41                 37
                                                                   ---------------    ---------------
          Sales to ultimate consumers                                          300                323
      Transportation of customer-owned gas                                     139                145
                                                                   ---------------    ---------------
          Total gas sold and transported                                       439                468
      Interdepartmental sales                                                   13                  8
                                                                   ---------------    ---------------
          Total Gas Delivered                                                  452                476
                                                                   ===============    ===============

=======================================================================================================

                            ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2000 AND 1999

THREE MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

For the second quarter ended June 30, 2000, IP reported net income of $30 million, compared with second quarter 1999 net income of $20 million. Operational factors impacting comparability of results period-to-period include:

- market purchases of power during the 1999 period as a result of the extended Clinton outage during that period,

- recognition of operational expenses in the 1999 period associated with the fossil generation assets, and

- contractual terms associated with the purchased power from AmerGen and DMG in the 2000 period.

Operating revenues in 2000 decreased $39 million primarily due to decreased electric interchange sales.

Operating expenses and taxes decreased $28 million in 2000 compared to 1999. The increase in power purchased was offset by reductions in production, operating, maintenance, depreciation and amortization, and general taxes due to the transfer of fossil assets in late 1999.

Other income includes interest income associated with the affiliate note receivable of $42 million in 2000 arising from the October 1999 asset transfer. Interest expense period-to-period decreased $10 million reflecting lower average principal balances, partially offset by higher average rates.

IP reported an income tax provision of $21 million for the three-month period ended June 30, 2000, compared to an income tax provision of $16 million for the 1999 period. The effective tax rates approximated 41 and 45 percent in 2000 and 1999, respectively.

DIVIDEND REQUIREMENTS

The holders of the IP Serial Preferred Stock are entitled to receive dividends if and when, as declared by the Board of Directors of the Company out of funds legally available therefore. The Company paid approximately $4 million in cash dividends and distributions during the three-months ended June 30, 2000, of which approximately $1 million was on its Preferred Stock. In addition, IP paid dividends on its Monthly Income Preferred Securities
(MIPS) and Trust Originated Preferred Securities (TOPrS) of approximately $4 million. During the same quarter of 1999, dividends paid on MIPS and TOPrS approximated $4 million.

SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

For the six months ended June 30, 2000, IP reported net income of $55 million, compared with net income of $43 million during the first six months of 1999. Non-recurring charges totaling $38 million ($23 million after-tax) relating to retirement and severance costs associated with the Merger impacted the 2000 results. The 1999 results include Clinton operations and maintenance expenses of $64 million ($38 million after-tax) and a non-recurring contract pre-settlement gain of $61 million ($37 million after-tax). After adjusting for these non-recurring charges and gains, and deleting the effect of 1999 Clinton operation and maintenance expenses, recurring net income for the first six months of 2000 totaled approximately $78 million, compared to approximately $44 million in the same prior year period. Other operational factors impacting comparability of results period-to-period include:

- market purchases of power during the 1999 period as a result of the extended Clinton outage during that period,

- recognition of operational expenses in the 1999 period associated with the fossil generation assets, and

- contractual terms associated with the purchased power from AmerGen and DMG in the 2000 period.

Operating revenues in 2000 excluding the contract settlement adjustment identified above, decreased $65 million primarily due to decreased electric interchange sales.

Operating expenses in 2000 excluding income taxes and the expense adjustments identified above, decreased $19 million. The increase in power purchased was offset by reductions in production, operating, maintenance, depreciation and amortization, and general taxes due to the transfer of fossil assets in late 1999.

Other income includes interest income associated with the affiliate note receivable of $90 million in 2000 arising from the October 1999 asset transfer. Interest expense period-to-period decreased $12 million reflecting lower average principal balances, partially offset by higher average rates.

                            ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2000 AND 1999

IP reported an income tax provision of $34 million for the six-month period ended June 30, 2000, compared to an income tax provision of $28 million for the 1999 period. The effective tax rates approximated 38 and 39 percent in 2000 and 1999, respectively. The differences between the aforementioned effective tax rates and the statutory tax rate of 40 percent for both periods result principally from the tax deductibility of the dividends on company obligated mandatorily redeemable preferred securities and depreciation not normalized.

OPERATING CASH FLOW

Cash flow from operating activities totaled $260 million for the six-month period ended June 30, 2000, compared to $38 million reported in the 1999 period. Changes in operating cash flow reflect the operating results previously discussed herein. Also affecting cash flow for 2000 was a decrease in receivables from associated companies, an income tax refund, fewer purchases of gas stored underground, and decreases in accrued liabilities attributable to interest accrued for federal and state taxes and to reductions in deferred revenue.

CAPITAL EXPENDITURES AND INVESTING ACTIVITIES

During the six-months ended June 30, 2000, IP spent approximately $66 million on electric and gas construction compared to $154 million in the same period of 1999. IP expects expenditures for the remainder of the current year to approximate $98 million.

DIVIDEND REQUIREMENTS

The holders of the IP Serial Preferred Stock are entitled to receive dividends if and when, as declared by the Board of Directors of the Company out of funds legally available therefore. The Company paid approximately $9 million in cash dividends and distributions during the six-months ended June 30, 2000, of which approximately $1 million was on its Preferred Stock. In addition, IP paid dividends on its Monthly Income Preferred Securities (MIPS) and Trust Originated Preferred Securities (TOPrS) of approximately $8 million. During the same period of 1999, dividends paid on MIPS and TOPrS approximated $8 million.

                              ILLINOIS POWER COMPANY
                            PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

See "Note 4 - Commitments and Contingencies" in the Notes to Condensed Consolidated Financial Statements for an update on legal proceedings.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) The following instruments and documents are included as exhibits to this Form 10-Q.

        EXHIBIT NUMBER                          DESCRIPTION
        --------------                          -----------
              27           Financial Data Schedule-Schedule UT (filed only
                           electronically with the SEC)


(b) There have been no Form 8-Ks, Commission File No. 1-3004, filed since the first quarter Form 10-Q.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.




                                          Illinois Power Company



Date:     August 14, 2000                 By:    /s/  Peggy E. Carter
         ----------------                        -------------------------------

                                                 Peggy E. Carter, Controller
                                                 (Principal Accounting Officer)