Form 10-Q
period 2000-09-30
ILLINOIS POWER CO
filed 2000-11-14
CIK 49816

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2000


/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to

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

                              WWW.ILLINOISPOWER.COM
                            (Registrant's home page)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES X   NO
                                                  ----   ----

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

     Condensed Consolidated Balance Sheets:
         September 30, 2000 and December 31, 1999...................................3
     Condensed Consolidated Statements of Operations:
         For the three and nine months ended September 30, 2000 and 1999............4
     Condensed Consolidated Statements of Cash Flows:
         For the nine months ended September 30, 2000 and 1999......................5
     Notes to Condensed Consolidated Financial Statements...........................6

     Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS................................13


PART II.  OTHER INFORMATION

     Item 1.    Legal Proceedings..................................................21

     Item 2.    Not Applicable.....................................................--

     Item 3.    Not Applicable.....................................................--

     Item 4.    Not Applicable.....................................................--

     Item 5.    Not Applicable.....................................................--

     Item 6.    Exhibits and Reports on Form 8-K...................................21

ILLINOIS POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (IN MILLIONS, EXCEPT SHARE DATA)
===============================================================================


                                                                                SEPTEMBER 30,       DECEMBER 31,
                                                                                    2000                1999
                                                                                 -----------       -------------
                                                                                 (unaudited)
                                                   ASSETS
UTILITY PLANT:
Electric (includes construction work in progress of $89 million and $84
    million, respectively)                                                      $      2,257        $      2,189
Gas (includes construction work in progress of $14 million and $17
    million, respectively)                                                               732                 714
                                                                                 -----------        ------------
                                                                                       2,989               2,903
Less: accumulated depreciation                                                         1,180               1,139
                                                                                 -----------        ------------
                                                                                       1,809               1,764
                                                                                 -----------        ------------

INVESTMENTS AND OTHER ASSETS                                                              20                  13
                                                                                 -----------        ------------

CURRENT ASSETS:
Cash and cash equivalents                                                                 25                  24
Accounts receivable, net                                                                 127                 108
Accounts receivable, affiliates                                                           94                  84
Accrued unbilled revenue                                                                  70                  83
Inventory                                                                                 51                  41
Prepayments and other                                                                     22                 102
                                                                                 -----------        ------------
                                                                                         389                 442
                                                                                 -----------        ------------

DEFERRED CHARGES AND OTHER:
Transition period cost recovery                                                          285                 320
Note receivable, affiliate                                                             2,262               2,598
Other                                                                                    140                 161
                                                                                 -----------        ------------
                                                                                       2,687               3,079
                                                                                 -----------        ------------
                                                                                $      4,905        $      5,298
                                                                                 ===========        ============

                                              CAPITAL AND LIABILITIES
CAPITALIZATION:
Common stock -- no par value, 100,000,000 shares authorized:
    75,643,937 shares issued                                                    $      1,274        $      1,274
Retained earnings - accumulated since January 1, 1999                                    152                  55
Less: 12,751,724 shares of common stock in treasury, at cost                             287                 287
Less: capital stock expense                                                                7                   7
                                                                                 -----------        ------------
                                                                                       1,132               1,035
Preferred stock                                                                           46                  46
Mandatorily redeemable preferred stock                                                   100                 193
Long-term debt                                                                         1,809               1,907
                                                                                 -----------        ------------
                                                                                       3,087               3,181
                                                                                 -----------        ------------

CURRENT LIABILITIES:
Accounts payable                                                                          77                  79
Accounts payable, affiliates                                                              10                  13
Accrued liabilities                                                                       93                 110
Notes payable and current portion of long-term debt                                      271                 564
                                                                                 -----------        ------------
                                                                                         451                 766
                                                                                 -----------        ------------

DEFERRED CREDITS:
Deferred income taxes                                                                  1,116               1,100
Other                                                                                    251                 251
                                                                                 -----------        ------------
                                                                                       1,367               1,351
                                                                                 -----------        ------------
                                                                                $      4,905        $      5,298
                                                                                 ===========        ============


            See notes to condensed consolidated financial statements.

ILLINOIS POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (IN MILLIONS)
===============================================================================


                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                        SEPTEMBER 30,            SEPTEMBER 30,
                                                 ----------------------------------------------
                                                    2000         1999         2000         1999
                                                 -------      -------      -------      -------
OPERATING REVENUES:
Electric                                         $   374      $   386      $   923      $   918
Electric interchange                                   6          248           10          398
Gas                                                   51           43          222          211
                                                 -------      -------      -------      -------
                                                     431          677        1,155        1,527
                                                 -------      -------      -------      -------
OPERATING EXPENSES AND TAXES:
Fuel for electric plants                              --           78           --          189
Power purchased                                      226          200          564          298
Gas purchased for resale                              28           20          124          110
Other operating expenses                              35          146           97          337
Retirement and severance expense                      --           --           38           --
Maintenance                                           17           25           43           92
Depreciation and amortization                         20           44           58          133
Amortization of regulatory assets                     12            1           38            9
General taxes                                         16           25           54           78
Income taxes                                          18           45            9           82
                                                 -------      -------      -------      -------
                                                     372          584        1,025        1,328
                                                 -------      -------      -------      -------

    OPERATING INCOME                                  59           93          130          199

Other income (expenses), net                         (15)          13          (51)          30
Interest income from affiliates                       42            1          133            2
                                                 -------      -------      -------      -------

    INCOME BEFORE INTEREST CHARGES                    86          107          212          231

Interest expense                                     (33)         (48)        (105)        (132)
Allowance for borrowed funds used
  during construction                                 --            1            1            4
                                                 -------      -------      -------      -------

    NET INCOME                                        53           60          108          103
    Preferred dividend requirement and other          (2)          (4)         (11)         (13)
                                                 -------      -------      -------      -------
    NET INCOME APPLICABLE TO
     COMMON SHAREHOLDER                          $    51      $    56      $    97      $    90
                                                 =======      =======      =======      =======

Net income applicable to common shareholder      $    51      $    56      $    97      $    90
Unrealized gains (losses) on securities, net
  of taxes                                            --           (1)          --            1
                                                 -------      -------      -------      -------

    COMPREHENSIVE INCOME                         $    51      $    55      $    97      $    91
                                                 =======      =======      =======      =======



            See notes to condensed consolidated financial statements.

ILLINOIS POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN MILLIONS)
===============================================================================


                                                                                  NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                ---------------------
                                                                                 2000            1999
                                                                                -----           -----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                      $ 108           $ 103
Items not affecting cash flows from operating activities:
    Depreciation and amortization                                                 101             144
    Deferred income taxes                                                          43              59
Changes in assets and liabilities resulting from operating activities:
    Accounts receivable                                                           (16)            (69)
    Inventories                                                                   (10)             (6)
    Prepayments and other assets                                                   68               3
    Accounts payable                                                               (5)            (27)
    Accrued liabilities                                                           (38)            (93)
Other, net                                                                          9             (21)
                                                                                -----           -----
Net cash provided by operating activities                                         260              93
                                                                                -----           -----

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                                              (99)           (163)
Other, net                                                                         (3)             (7)
                                                                                -----           -----

Net cash used in investing activities                                            (102)           (170)
                                                                                -----           -----

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from note receivable, affiliate                                          336              --
Repayments of long-term borrowings                                               (247)           (717)
Issuances of long-term borrowings                                                  --             250
Net change in commercial paper and money market lines of credit                  (142)            182
Redemption of mandatorily redeemable preferred stock                              (93)            (16)
Other, net                                                                        (11)            (91)
                                                                                -----           -----

Net cash used in financing activities                                            (157)           (392)
                                                                                -----           -----

Net change in cash and cash equivalents                                             1            (469)
Cash and cash equivalents, beginning of period                                     24             504
                                                                                -----           -----

Cash and cash equivalents, end of period                                        $  25           $  35
                                                                                =====           =====


            See notes to condensed consolidated financial statements.

                             ILLINOIS POWER COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999


NOTE 1 -- ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission ("SEC"). These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Illinois Power Company's ("IP" or the "Company") Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC.

The financial statements include all material adjustments consisting of normal recurring adjustments, which, in the opinion of management, were necessary for a fair presentation of the results for the interim period. Interim period results are not necessarily indicative of the results for the full year. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to develop estimates and to make assumptions that affect reported financial position and results of operations and that impact the nature and extent of disclosure, if any, of contingent assets and liabilities. Actual results could differ from those estimates.

The condensed consolidated financial statements include the accounts of IP; Illinois Power Capital, L. P.; Illinois Power Financing I ("IPFI"); Illinois Power Securitization Limited Liability Company ("LLC"); and Illinois Power Special Purpose Trust ("IPSPT"). As of May 31, 2000, the Monthly Income Preferred Securities held by Illinois Power Capital, L.P. were redeemed and no other debts exist within the limited partnership. All significant intercompany balances and transactions have been eliminated from the condensed consolidated financial statements. All nonutility operating transactions are included in the line titled "Other income (expenses), net" in IP's Condensed Consolidated Statements of Operations.

Cash and cash equivalents include cash on hand and temporary investments purchased with an initial maturity of three months or less. At September 30, 2000, $15 million of such cash and cash equivalents was restricted while at December 31, 1999, $13 million was restricted. This cash is reserved for use in retiring the Transitional Funding Trust Notes issued under the provisions of P.A. 90-561 (Illinois electric utility restructuring legislation enacted in December 1997).

NOTE 2 -- BUSINESS COMBINATION

Dynegy completed its acquisition of Illinova Corporation ("Illinova") on February 1, 2000. The merger of Dynegy and Illinova involved the creation of a new holding company, now known as Dynegy Inc. ("Dynegy"), and two separate but concurrent mergers. In one concurrent merger, a wholly owned subsidiary of Dynegy Inc. merged with and into Illinova. In the other concurrent merger, a second wholly owned subsidiary of Dynegy Inc. merged with and into former Dynegy. As a result of these two concurrent mergers, Illinova and former Dynegy continue to exist as wholly owned subsidiaries of Dynegy Inc., and are referred to as Illinova Corporation and Dynegy Holdings Inc., respectively. This resulted in each share of Illinova common stock, no par value per share, being converted into one share of New Dynegy Class A common stock, no par value per share. Dynegy accounted for the merger as a purchase of Illinova. This accounting treatment is based on various factors present in the merger, including the majority ownership (and voting control) of Dynegy's shareholders following the merger, the role of Dynegy's management following the merger and the influence of Chevron U.S.A. Inc., resulting from the size of its ownership interest and its rights under a shareholder agreement, the articles of incorporation and bylaws. IP continues to be a wholly owned subsidiary of Illinova, but is ultimately subject to control by the Dynegy Board of Directors. For accounting purposes, the effective date of the merger was January 1, 2000. This date was selected as a result of the following factors:

> Affirmative consent had been acquired from both shareholder groups prior to
  January 1, 2000,
> All regulatory consents had been acquired prior to January 1,
  2000,
> Material terms of the purchase and sale agreement for the qualifying facilities, a condition precedent to the closing, had been negotiated on or about January 1, 2000, and
> Board, executive, commercial, financial and regulatory oversight of Illinova's operations had transferred to Dynegy on or about January 1, 2000.

                             ILLINOIS POWER COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

IP's condensed consolidated financial statements were prepared on the historical cost basis and do not reflect an allocation of the purchase price to IP that was recorded by Dynegy as a result of the Merger.

As part of the Merger, severance and retirement costs of $38 million ($23 million after-tax) were recorded in the first quarter of 2000. Severance charges represented approximately $20 million ($12 million after-tax) of the total costs incurred, of which $17 million had been paid by the end of the third quarter. As of September 30, 2000, approximately 262 employees were either severed or have retired as a result of the Merger. It is expected that an additional 24 employees will be severed or retire by the end of the year. The severance/retirement plan is being executed pursuant to IP's plan and related actions are expected to be substantially complete by the end of 2000.

NOTE 3 -- AFFILIATED COMPANIES

Effective October 1, 1999, IP transferred its wholly owned fossil generating assets and other generation-related assets and liabilities at net book value to Illinova in exchange for an unsecured note receivable of $2.8 billion. Such assets were subsequently contributed by Illinova to a separate subsidiary, which was later renamed Dynegy Midwest Generation, Inc. ("DMG"). The note matures on September 30, 2009 and bears interest at an annual rate of 7.5%, due semiannually in April and October. At September 30, 2000, principal and accrued interest outstanding under the note receivable approximated $2.3 billion and $85 million, respectively. IP has recognized $133 million interest income from Illinova on the note in 2000, $42 million of which was recognized for the three months ended September 30, 2000.

IP routinely conducts business with subsidiaries of Dynegy. These transactions include the purchase or sale of electricity, natural gas and transmission services as well as certain other services. Operating revenue derived from transactions with affiliates approximated $14 million and $31 million for the three and nine months ended September 30, 2000, respectively. Aggregate operating expenses charged by affiliates approximated $163 million and $456 million for the three and nine months ended September 30, 2000, respectively. Related party transactions have been conducted at prices and terms similar to those available to and transacted with unrelated parties.

IP has a power purchase agreement ("PPA") with DMG that provides IP the right to purchase power from DMG for a primary term extending through December 31, 2004. The primary term may be extended on an annual basis, subject to concurrence by both parties. The PPA defines the terms and conditions under which DMG provides capacity and energy to IP using a tiered pricing structure.

Effective January 1, 2000, the Dynegy consolidated group, which includes IP, began operating under a Services and Facilities Agreement, whereby other Dynegy affiliates exchange services with IP such as financial, legal, information technology and human resources as well as shared facility space. IP services are exchanged at fully distributed costs and revenue is not recorded under this agreement.

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

LEGAL AND ENVIRONMENTAL ISSUES.

ENVIRONMENTAL PROTECTION AGENCY COMPLAINT.
On November 3, 1999, the United States Environmental Protection Agency ("EPA") issued a Notice of Violation ("NOV") against IP and, with the Department of Justice ("DOJ"), filed a Complaint against IP in the U.S. District Court for the Southern District of Illinois, No. 99C833. Subsequently, the DOJ and EPA amended the NOV and Complaint to include DMG (IP and DMG collectively the "Defendants"). Similar notices and lawsuits have been filed against a number of other utilities. Both the NOV and Complaint allege violations of the Clean Air Act and regulations thereunder. More specifically, both allege, based on the same events, that certain equipment repairs, replacements and maintenance activities at the Defendants' three Baldwin Station generating units constituted "major modifications" under either or both the Prevention of Significant Deterioration and the New Source Performance Standards regulations. When non-exempt "major modifications" occur, the Clean Air Act and related regulations generally require that generating facilities meet more

                             ILLINOIS POWER COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

stringent emissions standards. The DOJ amended its complaint to assert the claims found in the NOV. The Defendants filed an answer denying all claims and asserting various specific defenses. By order dated April 19, 2000, a trial date of November 2001 was set. The initial trial is limited to liability.

The regulations under the Clean Air Act provide certain exemptions to the definition of "major modifications," particularly an exemption for routine repair, replacement or maintenance. The Company has analyzed each of the activities covered by the EPA's allegations and believes each activity represents prudent practice regularly performed throughout the utility industry as necessary to maintain the operational efficiency and safety of equipment. As such, the Company believes that each of these activities is covered by the exemption for routine repair, replacement and maintenance and that the EPA is changing, or attempting to change through enforcement actions, the intent and meaning of its regulations. The Company also believes that, even if some of the activities in question were found not to qualify for the routine exemption, there were no increases either in annual emissions or in the maximum hourly emissions achievable at any of the units caused by any of the activities. The regulations provide an exemption for increased hours of operation or production rate and for increases in emissions resulting from demand growth. Although none of the Defendants' other facilities are covered in the Complaint and NOV, the EPA has officially requested information concerning activities at the Defendants' Vermilion, Wood River and Hennepin Plants. It is possible that the EPA will eventually commence enforcement actions against those plants as well.

The EPA has the authority to seek penalties for the alleged violations in question at the rate of up to $27,500 per day for each violation. The EPA also will be seeking installation of "best available control technology" (or equivalent) at the Baldwin Station and possibly at the other three plants as well. The Company believes that the EPA's and DOJ's claims are without merit, and that the ultimate resolution of this lawsuit will not have a material adverse effect on the Company's financial position or results of operations.

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

                             ILLINOIS POWER COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

P.A. 90-561 - DIRECT ACCESS PROVISIONS. Beginning in October 1999, customers with demand greater than 4 MW at a single site, customers with at least 10 sites having aggregate total demand of at least 9.5 MW, and customers representing one-third of the remaining load in the non-residential class were given the right to choose their electric generation suppliers ("direct access"). Direct access for remaining non-residential customers occurs December 31, 2000. Direct access will be available to all residential customers in May 2002. IP remains obligated to serve all customers who continue to take service from IP at tariff rates and remains obligated to provide delivery service to all customers at regulated rates. The transition charges that departing customers must pay to IP are not designed to hold IP completely harmless from resulting revenue loss because of the mitigation factor.

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

2) Utilities are provided the opportunity to lower their financing and capital costs through the issuance of "securitized" bonds, also called transitional funding instruments.

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

During the quarter ended September 30, 2000, some of IP's customers began taking power and energy requirements from alternate energy suppliers. Although there is a reduction in revenue related to this activity, there is a corresponding reduction in purchase power costs to serve these customers.

P.A. 90-561 - INDEPENDENT SYSTEM OPERATOR ("ISO") PARTICIPATION. Participation in an ISO by utilities serving retail customers in Illinois was one of the requirements included in P.A. 90-561. In January 1998, IP, in conjunction with eight other transmission-owning entities, filed with the FERC for all approvals necessary to create and to implement the Midwest Independent Transmission System Operator, Inc. ("MISO"). On September 20, 2000, IP announced its intention to withdraw its participation in the MISO and to become a member of the Alliance Regional Transmission Organization ("Alliance RTO"), pending approval from necessary regulatory bodies including FERC. On October 13, 2000, IP filed a notice of its intent to withdraw from the MISO with FERC. If approved, IP's withdrawal from MISO would be effective no later than December 2001. While there will be costs associated with IP's withdrawal from the MISO, IP does not expect those costs to be material. Being part of the Alliance RTO will provide IP greater flexibility and cost savings while maintaining reliability in moving large amounts of electricity across the nation's transmission grid.

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

            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

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

The business groups and their principal services were as follows:

> Customer Service Business Group - transmission, distribution, and sale of electric energy; distribution, transportation, and sale of natural gas in Illinois.
> Wholesale Energy Business Group - fossil-fueled electric generation in Illinois, wholesale electricity transactions throughout the United States, and dispatching activities.
> Nuclear Generation Business Group - nuclear-fueled electric generation in Illinois.
> Other - This category included the financial support functions such as accounting, finance, corporate performance, audit and compliance, investor relations, legal, corporate development, regulatory, risk management, and tax services. Also included in this group were specialized support functions, including information technology, human resources, environmental resources, purchasing and materials management, and public affairs.

                             ILLINOIS POWER COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

Generally, IP accounts for intercompany transactions at prevailing rates or fully distributed costs. Operating segment information for the three-month period ended September 30, 1999 is presented below.

================================================================================
     ILLINOIS POWER'S SEGMENT DATA FOR THE QUARTER ENDED SEPTEMBER 30, 1999
================================================================================


                                         CUSTOMER  WHOLESALE
                                         SERVICE     ENERGY     NUCLEAR       OTHER        TOTAL
                                       ----------------------------------------------------------
                                                                (IN MILLIONS)
Unaffiliated domestic revenues         $   427     $   235      $    15      $    --      $   677
Intersegment domestic revenues (a)          --          98           61         (159)          --
                                       ----------------------------------------------------------
  Total revenues                           427         333           76         (159)         677
                                       ----------------------------------------------------------
Depreciation and amortization               17          26            2           --           45

Other operating expenses (a)               251         287          110         (154)         494

Interest expense                            22          24            2           --           48

AFUDC                                       --          (1)          --           --           (1)

Interest and miscellaneous-net              --           2           (2)          (6)          (6)

Income tax expense (benefit)                54          (3)         (15)           1           37

Net income (loss) after taxes          $    83     $    (2)     $   (21)          --      $    60

Identifiable assets:
   Domestic (b)                        $ 2,391     $ 3,092      $   183      $    48      $ 5,714

Capital expenditures (c)               $    29     $   (22)     $    --      $     2      $     9
=================================================================================================

(a) Intersegment revenue priced at 2.9 cents per kwh delivered for 1999. Intersegment expense is reflected in other operating expenses for Customer Service. Intersegment revenues and expenses are eliminated in the Other column.
(b) Primary assets for Nuclear include decommissioning assets, shared general and intangible plant and nuclear fuel.
(c) Wholesale Energy recorded a sale and lease-back of approximately $80 million of gas turbines at the Tilton Energy Center. This transaction caused the capital expenditures to be negative for the quarter.

                             ILLINOIS POWER COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

Operating segment information for the nine months ended September 30, 1999 is presented below.

================================================================================
   ILLINOIS POWER'S SEGMENT DATA FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
================================================================================

                                               CUSTOMER        WHOLESALE
                                               SERVICE          ENERGY             NUCLEAR           OTHER            TOTAL
                                          -----------------------------------------------------------------------------------
                                                                                 (IN MILLIONS)
Unaffiliated domestic revenues              $ 1,125           $   380           $    22           $    --           $ 1,527
Intersegment domestic revenues (a)               --               353                98              (451)               --
                                          -----------------------------------------------------------------------------------
  Total revenues                              1,125               733               120              (451)            1,527
                                          -----------------------------------------------------------------------------------
Depreciation and amortization                    60                77                 5                --               142

Other operating expenses (a)                    736               549               259              (440)            1,104

Interest expense                                 61                65                 6                --               132

AFUDC                                            (1)               (3)               --                --                (4)

Interest and miscellaneous-net                   --                --                (6)               (9)              (15)

Income tax expense (benefit)                    104                15               (57)                3                65

Net income (loss) after taxes               $   165           $    30           $   (87)          $    (5)          $   103

Identifiable assets:
   Domestic (b)                             $ 2,391           $ 3,092           $   183           $    48           $ 5,714

Capital expenditures                        $    79           $    79           $    --           $     5           $   163
===========================================================================================================================

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

                             ILLINOIS POWER COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of IP included elsewhere herein, including the notes relating thereto, and with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

GENERAL

COMPANY PROFILE. IP is engaged in the transmission, distribution and sale of electric energy and the distribution, transportation and sale of natural gas in the state of Illinois. IP's condensed consolidated financial statements include the accounts of IP; Illinois Power Capital, L.P., a limited partnership in which IP serves as the general partner; Illinois Power Financing I, a statutory business trust in which IP serves as sponsor; Illinois Power Securitization Limited Liability Company, a special purpose Delaware LLC whose sole member is IP; and Illinois Power Special Purpose Trust, a special purpose Delaware business trust whose sole owner is Illinois Power Securitization LLC. Effective October 1, 1999, IP's wholly owned fossil generating assets were transferred to Illinova and Illinova contributed these assets to Illinois Power Marketing, Inc. ("IPMI"), a wholly owned subsidiary of Illinova, which was later renamed Dynegy Midwest Generation, Inc. following the Merger. As a condition precedent to the Merger, IP sold its interest in the Clinton Power Station to AmerGen in December 1999. As of May 31, 2000, the Monthly Income Preferred Securities held by Illinois Power Capital, L.P. were redeemed and no other debts exist within the limited partnership.

Dynegy completed its acquisition of Illinova Corporation ("Illinova") on February 1, 2000. The merger of Dynegy and Illinova involved the creation of a new holding company, now known as Dynegy Inc. ("Dynegy"), and two separate but concurrent mergers. In one concurrent merger, a wholly owned subsidiary of Dynegy Inc. merged with and into Illinova. In the other concurrent merger, a second wholly owned subsidiary of Dynegy Inc. merged with and into former Dynegy. As a result of these two concurrent mergers, Illinova and former Dynegy continue to exist as wholly owned subsidiaries of Dynegy Inc., and are referred to as Illinova Corporation and Dynegy Holdings Inc., respectively. This resulted in each share of Illinova common stock, no par value per share, being converted into one share of New Dynegy Class A common stock, no par value per share. Dynegy accounted for the merger as a purchase of Illinova. This accounting treatment is based on various factors present in the merger, including the majority ownership (and voting control) of Dynegy's shareholders following the merger, the role of Dynegy's management following the merger and the influence of Chevron U.S.A. Inc., resulting from the size of its ownership interest and its rights under a shareholder agreement, the articles of incorporation and bylaws. IP continues to be a wholly owned subsidiary of Illinova, but is ultimately subject to control by the Dynegy Board of Directors.

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

The business groups and their principal services in 1999 were as follows:

> Customer Service Business Group - transmission, distribution, and sale of electric energy; distribution, transportation, and sale of natural gas in Illinois.
> Wholesale Energy Business Group - fossil-fueled electric generation in Illinois, wholesale electricity transactions throughout the United States, and dispatching activities.
> Nuclear Generation Business Group - nuclear-fueled electric generation in Illinois.
> Other - This category included the financial support functions such as accounting, finance, corporate performance, audit and compliance, investor relations, legal, corporate development, regulatory, risk management, and tax services. Also included in this group were specialized support functions, including information technology, human resources, environmental resources, purchasing and materials management, and public affairs.

                             ILLINOIS POWER COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION. IP's reports, filings and other public announcements often include statements reflecting assumptions, expectations, projections, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "project," "forecast," "may," "should," "expect" and other words of similar meaning. In particular, these include, but are not limited to, statements relating to projected operating or financial results.

Any or all of IP's forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties, including the following:

> the timing and extent of changes in commodity prices for natural gas and electricity;
>    competitive practices in the industries where IP competes;
> the effects of deregulation of the energy industry and the rules and regulations adopted in connection therewith;
> general United States and Illinois economic conditions, including fluctuations in interest rates;
> operational factors affecting the ongoing commercial operations of IP's transmission, transportation and distribution facilities, including catastrophic weather related damage, unscheduled repairs or workforce issues;
> cost and other effects of legal and administrative proceedings, settlements, investigations or claims, including environmental liabilities that may not be covered by indemnity or insurance; and
> other regulatory or legislative developments that affect the energy industry in general and IP's operations in particular.

Many of these factors will be important in determining IP's actual future results. Consequently, no forward-looking statement can be guaranteed. IP's actual future results may vary materially from those expressed or implied in any forward-looking statements.

All of IP's forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements. In addition, IP disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

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

IMPACT OF PRICE FLUCTUATIONS. IP's operating results may be impacted by commodity price fluctuations for electricity used in supplying service to its customers. IP has contracted with AmerGen and DMG to supply power via Power Purchase Agreements. With these arrangements, IP has provided adequate power supply for expected IP load plus a reserve supply above that expected level. Should power acquired under these agreements be insufficient to meet IP load requirements, IP will have to buy power at current market prices. The power purchase agreement with DMG obligates DMG to provide power up to the reservation amount even if DMG has individual units unavailable at various times. The power purchase agreement with AmerGen does not obligate AmerGen to acquire replacement power for IP in the event of a curtailment or

                             ILLINOIS POWER COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

shutdown at the Clinton Power Station. Under a Clinton shutdown scenario, to the extent IP exceeds its capacity reservation with DMG, IP will have to buy power at current market prices.

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

SEASONALITY. IP's revenue and operating margin are impacted by seasonal factors that affect sales volumes of electricity and gas. Typically, revenues from sales of electricity are higher in the summer months resulting from the summer cooling season; whereas, gas revenues are higher in the winter months resulting from the winter heating season.

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

AFFILIATE TRANSACTION. IP maintains an unsecured note receivable due from its parent relating to the October 1999 transfer of the fossil-fueled generating assets. The note matures on September 30, 2009 and bears interest at an annual rate of 7.5 percent, due semiannually in April and October. Principal outstanding under this note totaled $2.3 billion at September 30, 2000. Principal repayments and interest payments accruing under this arrangement provide IP with a significant source of liquidity to meet its prospective operating and capital expenditure requirements.

COMMERCIAL PAPER AND LINES OF CREDITS. At September 30, 2000, IP had commercial paper outstanding in the amount of $185 million. Remaining availability under a credit agreement totaled $115 million. IP believes additional financing arrangements can be obtained at reasonable terms, if required.

MORTGAGE. Aggregate principal outstanding under IP's New Mortgage Bonds approximated $1.1 billion at September 30, 2000, bearing interest ranging from 5.4 percent to 7.5 percent per annum. At September 30, 2000, IP had unsecured non-mortgage-borrowing capacity totaling approximately $305 million.

SECURITIZATION. In December 1998, IPSPT issued $864 million of Transitional Funding Trust Notes as allowed under the Illinois Electric Utility Transition Funding Law in P.A. 90-651. Per annum interest on these notes averages approximately 5.4 percent. IP is retiring the principal outstanding under these notes through quarterly payments of $21.6 million.

DIVIDENDS. Under IP's Restated Articles of Incorporation, common stock dividends are subject to the preferential rights of the holders of preferred and preference stock. IP's retained earnings balance is expected to be sufficient during 2000 to support payment of all scheduled preferred dividends.

                             ILLINOIS POWER COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

PREFERRED SECURITIES OF SUBSIDIARY TRUST. IPFI, a wholly owned subsidiary of IP, has $100 million aggregate liquidation amount of Subordinated Capital Income Securities outstanding at September 30, 2000, which were issued in a private transaction. These Trust Originated Preferred Securities ("TOPrS") were issued at 8 percent with a $25 per share liquidation preference. The TOPrS mature on January 31, 2045 and may be redeemed at IP's option, in whole or in part, from time to time on or after January 31, 2001. IP redeemed all $93 million of the tax advantaged Monthly Income Preferred Securities held by Illinois Power Capital, L.P. on May 31, 2000.

CAPITAL ASSET PROGRAM. Construction expenditures for the nine months ended September 2000 were approximately $99 million. IP estimates that it will spend approximately $65 million on construction for the remainder of 2000. IP construction expenditures for 2001 through 2004 are expected to total approximately $760 million. Additional expenditures may be required during this period to accommodate the transition to a competitive environment, environmental compliance, system upgrades, and other costs that cannot be determined at this time.

REGULATORY MATTERS - P.A. 90-561 - RATE ADJUSTMENT PROVISIONS. P.A. 90-561 gave IP's residential customers a 15 percent decrease in base electric rates beginning August 1, 1998, and an additional 5 percent decrease effective on May 1, 2002. The rate decreases result in expected revenue reductions of approximately $75 million in each of the years 2000 and 2001, approximately $92 million in 2002, and approximately $101 million in 2003 and 2004, based on projected consumption.

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

                             ILLINOIS POWER COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

RESULTS OF OPERATIONS

Provided below is an unaudited tabular presentation of certain IP operating and financial statistics for the three month periods ended September 30, 2000 and 1999, respectively.

================================================================================

                                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                                   -----------------------------------
                                                                         2000               1999
                                                                   -----------------  ----------------
                                                                             (IN MILLIONS)
     ELECTRIC SALES REVENUES -
      Residential                                                   $          144     $          152
      Commercial                                                               106                107
      Industrial                                                               100                107
      Other                                                                     11                 11
                                                                   ---------------    ---------------
          Revenues from ultimate consumers                                     361                377
      Interchange                                                                6                248
      Transmission/Wheeling                                                     13                  9
                                                                   ---------------    ---------------
          Total Electric Revenues                                   $          380     $          634
                                                                    ==============     ==============
   ELECTRIC SALES IN KWH (MILLIONS) -
      Residential                                                            1,593              1,666
      Commercial                                                             1,204              1,185
      Industrial                                                             2,432              2,260
      Other                                                                     94                 98
                                                                   ---------------    ---------------
          Sales to ultimate consumers                                        5,323              5,209
      Interchange                                                                1              3,162
                                                                   ---------------    ---------------
           Total Electric Sales                                              5,324              8,371
                                                                   ===============    ===============
   GAS SALES REVENUES -
      Residential                                                   $           26     $           22
      Commercial                                                                11                  8
      Industrial                                                                 9                  6
      Other                                                                      -                  1
                                                                   ---------------    ---------------
          Revenues from ultimate consumers                                      46                 37
      Transportation of customer-owned gas                                       1                  1
      Interdepartmental sales                                                    4                  5
                                                                   ---------------    ---------------
           Total Gas Revenues                                       $           51     $           43
                                                                    ==============     ==============
   GAS SALES IN THERMS (MILLIONS) -
      Residential                                                               21                 19
      Commercial                                                                12                 11
      Industrial                                                                13                 16
                                                                   ---------------    ---------------
          Sales to ultimate consumers                                           46                 46
      Transportation of customer-owned gas                                      56                 58
                                                                   ---------------    ---------------
          Total gas sold and transported                                       102                104
      Interdepartmental sales                                                    5                 17
                                                                   ---------------    ---------------
          Total Gas Sales                                                      107                121
                                                                   ===============    ===============
================================================================================

                             ILLINOIS POWER COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

Provided below is an unaudited tabular presentation of certain IP operating and financial statistics for the nine month periods ended September 30, 2000 and 1999, respectively.

================================================================================


                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                   -----------------------------------
                                                                         2000               1999
                                                                   -----------------  ----------------
                                                                             (IN MILLIONS)
     ELECTRIC SALES REVENUES -
      Residential                                                   $          327     $          337
      Commercial                                                               260                259
      Industrial                                                               277                279
      Other                                                                     28                 28
                                                                   ---------------    ---------------
          Revenues from ultimate consumers                                     892                903
      Interchange                                                               10                398
      Transmission/Wheeling                                                     31                 15
                                                                   ---------------    ---------------
          Total Electric Revenues                                   $          933     $        1,316
                                                                    ==============     ==============
   ELECTRIC SALES IN KWH (MILLIONS) -
      Residential                                                            3,870              3,972
      Commercial                                                             3,257              3,201
      Industrial                                                             6,844              6,550
      Other                                                                    274                286
                                                                   ---------------    ---------------
          Sales to ultimate consumers                                       14,245             14,009
      Interchange                                                               51              5,815
                                                                   ---------------    ---------------
           Total Electric Sales                                             14,296             19,824
                                                                   ===============    ===============
   GAS SALES REVENUES -
      Residential                                                   $          134     $          133
      Commercial                                                                49                 47
      Industrial                                                                24                 18
      Other                                                                      2                  2
                                                                   ---------------    ---------------
          Revenues from ultimate consumers                                     209                200
      Transportation of customer-owned gas                                       4                  4
      Miscellaneous                                                              9                  7
                                                                   ---------------    ---------------
           Total Gas Revenues                                       $          222     $          211
                                                                    ==============     ==============
   GAS SALES IN THERMS (MILLIONS) -
      Residential                                                              204                222
      Commercial                                                                88                 94
      Industrial                                                                54                 53
                                                                   ---------------    ---------------
          Sales to ultimate consumers                                          346                369
      Transportation of customer-owned gas                                     195                203
                                                                   ---------------    ---------------
          Total gas sold and transported                                       541                572
      Interdepartmental sales                                                   18                 25
                                                                   ---------------    ---------------
          Total Gas Sales                                                      559                597
                                                                   ===============    ===============
================================================================================

                             ILLINOIS POWER COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

THREE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

For the quarter ended September 30, 2000, IP reported net income of $53 million, compared with third quarter 1999 net income of $60 million. Operational factors impacting comparability of results period-to-period include:

> recognition of operational expenses in the 1999 period associated with the fossil generation assets, and
> contractual terms associated with the purchased power from AmerGen and DMG in the 2000 period.

Operating revenues in 2000 decreased $246 million primarily due to decreased electric interchange sales. Although gas sales were down from 1999, gas revenues were slightly higher due to the increased market price of gas.

Operating expenses excluding income taxes decreased $185 million in 2000 compared to 1999 due to reductions in production, operating, maintenance, depreciation and amortization, and general taxes as a result of the transfer of fossil assets in October 1999. This decrease is partially offset by increases in purchased power, gas purchases, and regulatory asset amortization.

Other income includes $42 million of interest income associated with the affiliate note receivable in 2000 arising from the October 1999 asset transfer. Interest expense period-to-period decreased $15 million reflecting lower average principal balances, partially offset by higher average rates.

IP reported an income tax provision of $36 million for the three-month period ended September 30, 2000, compared to an income tax provision of $37 million for the 1999 period. The effective tax rates approximated 40 and 38 percent in 2000 and 1999, respectively.

DIVIDEND REQUIREMENTS

The holders of the IP Serial Preferred Stock are entitled to receive dividends if and when, as declared by the Board of Directors of the Company out of funds legally available therefore. The Company paid approximately $2 million in cash dividends and distributions during the three-months ended September 30, 2000, of which approximately $.5 million was on its Preferred Stock. In addition, IP paid dividends on its Monthly Income Preferred Securities (MIPS) and Trust Originated Preferred Securities (TOPrS) of approximately $1.5 million. During the same quarter of 1999, dividends paid on MIPS and TOPrS approximated $4 million.

NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

For the nine months ended September 30, 2000, IP reported net income of $108 million, compared with net income of $103 million during the first nine months of 1999. Non-recurring charges totaling $38 million ($23 million after-tax) relating to retirement and severance costs associated with the Merger impacted the 2000 results. The 1999 results include Clinton operations and maintenance expenses of $64 million ($38 million after-tax) and a non-recurring contract pre-settlement gain of $61 million ($37 million after-tax). After adjusting for these non-recurring charges and gains, and deleting the effect of 1999 Clinton operation and maintenance expenses, recurring net income for the first nine months of 2000 totaled approximately $131 million, compared to approximately $104 million in the same prior year period. Other operational factors impacting comparability of results period-to-period include:

> market purchases of power during the 1999 period as a result of the extended Clinton outage during that period,
> recognition of operational expenses in the 1999 period associated with the fossil generation assets, and
> contractual terms associated with the purchased power from AmerGen and DMG in the 2000 period.

Operating revenues in 2000 excluding the contract settlement adjustment identified above decreased $311 million primarily due to decreased electric interchange sales. Although gas sales were down from 1999, gas revenues were slightly higher due to the increased market price of gas.

                             ILLINOIS POWER COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

Operating expenses in 2000 excluding income taxes and the expense adjustments identified above decreased $204 million. The increase in power purchased was offset by reductions in production, operating, maintenance, depreciation and amortization, and general taxes due to the transfer of fossil assets in October 1999.

Other income includes $133 million of interest income associated with the affiliate note receivable in 2000 arising from the October 1999 asset transfer. Interest expense period-to-period decreased $27 million reflecting lower average principal balances, partially offset by higher average rates.

IP reported an income tax provision of $69 million for the nine-month period ended September 30, 2000, compared to an income tax provision of $65 million for the 1999 period. The effective tax rates approximated 39 percent in 2000 and 1999. The differences between the aforementioned effective tax rate and the statutory tax rate of 40 percent for both periods result principally from the tax deductibility of the dividends on company obligated mandatorily redeemable preferred securities and depreciation not normalized.

OPERATING CASH FLOW

Cash flow from operating activities totaled $260 million for the nine-month period ended September 30, 2000, compared to $93 million reported in the 1999 period. Changes in operating cash flow reflect the operating results previously discussed herein. Also affecting cash flow for 2000 was an income tax refund and cash received from associated companies resulting in a decrease in receivables. Affecting cash flow for 1999 was cash paid to decrease miscellaneous payables and accrued liabilities and reductions in deferred revenue.

CAPITAL EXPENDITURES AND INVESTING ACTIVITIES

During the nine-months ended September 30, 2000, IP spent approximately $99 million on electric and gas construction compared to $163 million in the same period of 1999. IP expects expenditures for the remainder of the current year to approximate $65 million.

DIVIDEND REQUIREMENTS

The holders of the IP Serial Preferred Stock are entitled to receive dividends if and when, as declared by the Board of Directors of the Company out of funds legally available therefore. The Company paid approximately $11 million in cash dividends and distributions during the nine-months ended September 30, 2000, of which approximately $1 million was on its Preferred Stock. In addition, IP paid dividends on its MIPS and TOPrS of approximately $10 million. During the same period of 1999, dividends paid on MIPS and TOPrS approximated $13 million.

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

(b) No Form 8-Ks, Commission File No. 1-3004, were filed during the third quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Illinois Power Company


Date:  November 14, 2000               By:   /s/  Peggy E. Carter
       -----------------                   -------------------------------
                                             Peggy E. Carter, Controller
                                             (Duly Authorized Officer and
                                             Principal Accounting Officer)