Form 10-K405
period 2000-12-31
ILLINOIS POWER CO
filed 2001-03-28
CIK 49816

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

/X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

PREFERRED STOCK, CUMULATIVE,
$50 PAR VALUE
4.08% Series   4.26% Series   4.70% Series
4.20% Series   4.42% Series

TRUST ORIGINATED PREFERRED SECURITIES OF SUBSIDIARY
(ILLINOIS POWER FINANCING 1)
8.00% Series

NEW MORTGAGE BONDS
6.25%  Series due 2002                            6 3/4%  Series due 2005
6.0%  Series due 2003                              7.5%  Series due 2009
6 1/2%  Series due 2003                            7 1/2%  Series due 2025

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
Yes   X      No
    -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Illinova Corporation is the sole holder of the common stock of Illinois Power Company. There is no voting or non-voting common equity held by non-affiliates of Illinois Power Company. Illinois Power Company is an indirect wholly owned subsidiary of Dynegy Inc.

DOCUMENTS INCORPORATED BY REFERENCE. None.

--------------------------------------------------------------------------------

                             ILLINOIS POWER COMPANY
                                   FORM 10-K


                               TABLE OF CONTENTS

                                                                                                          PAGE
                                    PART I

Item 1.   Business..............................................................................            4
          General...............................................................................            4
          Electric Business.....................................................................            6
          Gas Business..........................................................................            9
          Environmental Matters.................................................................            9
          Research and Development..............................................................           10
          Regulation............................................................................           10
          Employees.............................................................................           11
Item 2.   Properties............................................................................           11
Item 3.   Legal Proceedings.....................................................................           11
Item 4.   Submission of Matters to a Vote of Security Holders...................................           11


                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.................           12
Item 6.   Selected Financial Data...............................................................           12
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations............................................................................           12
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk............................           22
Item 8.   Financial Statements and Supplementary Data...........................................           23
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure............................................................................           23

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant....................................           24
Item 11.  Executive Compensation................................................................           25
Item 12.  Security Ownership of Certain Beneficial Owners and Management........................           31
Item 13.  Certain Relationships and Related Transactions........................................           32

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................           33

Signatures......................................................................................           34

Exhibit Index...................................................................................           35

               For definitions of certain terms used herein,
                   see "Item 1. Business - Definitions."

                                    PART I
--------------------------------------------------------------------------------

ITEM 1.   BUSINESS
                                     GENERAL

   Illinois Power Company ("IP") was incorporated under the laws of the State of Illinois on May 25, 1923 and is headquartered in Decatur, Illinois. IP has publicly traded preferred shares outstanding and common stock wholly owned by Illinova Corporation ("Illinova"). On February 1, 2000, Illinova and its subsidiaries, including IP, were acquired by Dynegy Inc ("Dynegy"). The merger involved the creation of a new holding company, now known as Dynegy Inc., and two separate but concurrent mergers. As a result of these two mergers, in which wholly owned subsidiaries of Dynegy Inc. merged with and into the former Dynegy and Illinova, respectively, Illinova and the former Dynegy continue to exist as wholly owned subsidiaries of Dynegy Inc. Dynegy is headquartered in Houston, Texas.

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

   The IP consolidated financial statements include the accounts of IP; Illinois Power Capital, L.P., a limited partnership in which IP serves as the general partner; Illinois Power Financing I, a statutory business trust in which IP serves as sponsor; Illinois Power Securitization Limited Liability Company ("LLC"), a special purpose Delaware limited liability company whose sole member is IP; and Illinois Power Special Purpose Trust, a special purpose Delaware business trust whose sole owner is LLC.

DEFINITIONS

   As used in this Form 10-K, the abbreviations listed below are defined as follows:

AFUDC               Allowance for Funds Used During Construction
Alliance RTO        Alliance Regional Transmission Organization
AmerGen             AmerGen Energy Company
Clinton             Clinton Power Station
DMG                 Dynegy Midwest Generation, Inc.
Dynegy              Dynegy Inc.
EITF                Emerging Issues Task Force of the Financial Accounting
                       Standards Board
FAS                 Statement of Financial Accounting Standards
FERC                Federal Energy Regulatory Commission
ICC                 Illinois Commerce Commission
Illinova            Illinova Corporation
IP                  Illinois Power Company
IPFI                Illinois Power Financing I
IPMI                Illinova Power Marketing Inc.
IPSPT               Illinois Power Special Purpose Trust
ITC                 Investment Tax Credit
kW                  Kilowatts
kWh                 Kilowatt-Hour
LLC                 Illinois Power Securitization Limited Liability Company
MGP                 Manufactured-Gas Plant
MIPS                Monthly Income Preferred Securities
MISO                Midwest Independent Transmission System Operator, Inc.
MW                  Megawatts


P.A. 90-561         Electric Service Customer Choice and Rate Relief Law of 1997
PECO                PECO Energy Company
PPA                 Power Purchase Agreement
ROE                 Return on Equity
SEC                 United States Securities and Exchange Commission
Soyland             Soyland Power Cooperative, Inc.
TOPrS               Trust Originated Preferred Securities
UGAC                Uniform Gas Adjustment Clause

OPEN ACCESS AND COMPETITION

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

   P.A. 90-561, Illinois electric utility restructuring legislation, was enacted in December 1997. Some of the major effects of this legislation are noted in the following paragraphs.

   P.A. 90-561 - RATE ADJUSTMENT PROVISIONS. P.A. 90-561 gave IP's residential customers a 15% decrease in base electric rates beginning August 1, 1998, and an additional 5% decrease effective on May 1, 2002.

   P.A. 90-561 - UTILITY EARNINGS CAP. P.A. 90-561 contains floor and ceiling provisions applicable to IP's ROE during the transition period ending in 2006 (or 2008 at the option of the utility and with approval by the ICC). Pursuant to these provisions, IP may request an increase in its base rates if the two-year average of its earned ROE is below the two-year average of the monthly average yields of 30-year U.S. Treasury bonds for the concurrent period ("Treasury Yield"). Conversely, IP is required to refund amounts to its customers equal to 50% of the value earned above a defined "ceiling limit." The ceiling limit is exceeded if IP's ROE exceeds the Treasury Yield, plus 6.5% in 2000 through 2004 (which increases to 8.5% in 2000 through 2004 if a utility chooses not to implement transition charges after 2006). Regulatory asset amortization is included in the calculation of ROE for the ceiling test, but is not included in the floor test calculation. During 2000, IP's ROE was within the allowable ROE collar, avoiding adjustments or customer refunds.

   P.A. 90-561 - DIRECT ACCESS PROVISIONS. Beginning in October 1999, customers with demand greater than 4 MW at a single site, customers with at least 10 sites having aggregate total demand of at least 9.5 MW and customers representing one-third of the remaining load in the non-residential class were given the right to choose their electric generation suppliers ("direct access"). Direct access for remaining non-residential customers began on December 31, 2000. Direct access will be available to all residential customers in May 2002. IP remains obligated to serve all customers who continue to take service from IP at tariff rates and remains obligated to provide delivery service to all customers at regulated rates. The transition charges that departing customers must pay to IP are not designed to hold IP completely harmless from resulting revenue loss because of the mitigation factor.

   Although the above-referenced residential rate reductions and the introduction of direct access has led to lower electric service revenues, P.A. 90-561 is designed to protect the financial integrity of electric utilities in three principal ways:

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

3) The ROE of utilities is managed through application of floor and ceiling test rules contained in P.A. 90-561 described above.

   The extent to which revenues are affected by P.A. 90-561 will depend on a number of factors, including future market prices for wholesale and retail energy and load growth and demand levels in the current IP service territory. The impact on net income will depend on, among other things, the amount of revenues earned and the cost of doing business.

   P.A. 90-561 - INDEPENDENT SYSTEM OPERATOR ("ISO") PARTICIPATION. Participation in an ISO by utilities serving retail customers in Illinois was one of the requirements included in P.A. 90-561. In January 1998, IP, in conjunction with eight other transmission-owning entities, filed with the FERC for all approvals necessary to create and to implement the MISO. On September 20, 2000, IP announced its intention to withdraw its participation in the MISO and to become a member of the Alliance RTO, pending necessary regulatory approval. On October 13, 2000, IP filed a notice of its intent to withdraw from the MISO with the FERC. On February 23, 2001, IP reached a settlement in principle with all parties that allows it to withdraw from the MISO and join the Alliance RTO, effective upon the FERC's approval of the settlement, which is expected to occur in mid-April. IP has accrued an adequate amount to cover its share of the settlement obligation. While IP believes that being part of the Alliance RTO would provide greater flexibility, cost savings and maintained transmission reliability, the outcome of the withdrawal cannot be predicted with certainty.

   Competition creates both risks and opportunities. At this time, the ultimate effect of competition on IP's financial position and results of operations is uncertain.

CUSTOMER DATA

   The territory served by IP comprises substantial areas in northern, central and southern Illinois, including 11 cities with populations greater than 30,000 and 23 cities with populations greater than 10,000 (1999 U.S. Census Bureau's Estimated Populations). IP supplies electric service at retail to an estimated aggregate population of 1,303,000 in 311 incorporated municipalities, adjacent suburban and rural areas, and numerous unincorporated communities and retail natural gas service to an estimated population of 981,000 in 266 incorporated municipalities and adjacent areas. IP holds franchises in all of the 311 incorporated municipalities in which it furnishes retail electric service and in all of the 266 incorporated municipalities in which it furnishes retail gas service. At January 3, 2001, IP served 587,751 active electric customers (billable meters) and 412,521 active gas customers (billable meters). These numbers do not include non-metered equipment, such as street lights. Sales of electricity and gas and transportation are affected by seasonal weather patterns; therefore, operating revenues and associated operating expenses are not distributed evenly during the year. No customer accounted for 10% or more of IP's consolidated revenues in 2000.

                                ELECTRIC BUSINESS

OVERVIEW

   IP supplies electric service at retail to residential, commercial and industrial consumers in substantial portions of northern, central and southern Illinois. Electric transmission service is also supplied to numerous utilities, municipalities and power marketing entities.

   IP's highest system peak hourly demand (native retail load) in 2000 was 3,473,000 kW on August 31, 2000. This compares with IP's record high system peak hourly demand (native retail load) of 3,888,000 kW on July 29, 1999.

  IP is a participant, together with Ameren - Union Electric Company ("AmerenUE") and Ameren - Central Illinois Public Service Company ("AmerenCIPS"), in the Illinois-Missouri Power Pool ("Pool"), which was formed in 1952. The Pool operates under an interconnection agreement that provides for the interconnection of transmission lines. This agreement has no expiration date, but any party may withdraw from the agreement on 36 months' written notice.

   IP, AmerenCIPS and AmerenUE have contracted with the Tennessee Valley Authority ("TVA") for the interconnection of the TVA system with those of the three companies. The contract addresses power purchase provisions among the parties and other working arrangements. This contract has no expiration date, but any party may withdraw from the agreement on five years' written notice.

   IP also has interconnections with Indiana-Michigan Power Company, Commonwealth Edison Company, Central Illinois Light Company, Mid-American Energy Corporation, Louisville Gas & Electric, Southern Illinois Power Cooperative, Electric Energy Inc. and the City of Springfield, Illinois.

   IP is a member of the Mid-America Interconnected Network, one of ten regional reliability councils established to coordinate plans and operations of member companies regionally and nationally.

FOSSIL GENERATION ASSET TRANSFER

   On August 24, 1999, the FERC, under Part 205 of the Federal Power Act, approved IP's filing to put into place a PPA between IP and IPMI. Also, on September 10, 1999, the FERC, under Part 203 of the Federal Power Act, approved IP's filing to transfer all of IP's wholly owned fossil generating assets to Illinova. These approvals, along with the previously received approval from the ICC, satisfied all regulatory requirements related to the formation of IPMI and the transfer to IPMI of IP's wholly owned fossil generating assets. On October 1, 1999, IP transferred all of its wholly owned fossil generating assets to Illinova, at book value, in exchange for a note receivable. Illinova subsequently contributed these assets and certain liabilities to IPMI, which was later renamed DMG. The PPA became effective on October 1, 1999 and has a primary term that continues through December 31, 2004, with provisions to extend the agreement thereafter on an annual basis, subject to concurrence by both parties. The PPA defines the terms and conditions under which DMG provides capacity and energy to IP using a tiered pricing structure. An amendment to the PPA was filed by DMG on October 16, 2000, and received the FERC's approval on November 16, 2000. The amendment adjusts the prices and quantities for energy and capacity to be provided under the PPA by DMG to IP, effective January 1, 2001 through the end of 2004.

CLINTON POWER STATION

   GENERAL For background information on Clinton, see "Note 3 - Clinton Impairment, Quasi-Reorganization and Sale of Clinton" in the audited financial statements included herein.

   PECO AND AMERGEN AGREEMENTS On April 15, 1999, IP announced that it had reached an interim agreement with AmerGen whereby AmerGen would purchase and operate Clinton and IP would buy at least 80% in 1999 and at least 75% during the years 2000 through 2004 of the plant's electricity output.

   On December 15, 1999, IP completed the sale of Clinton to AmerGen. Basic terms for the sale were unchanged from a definitive agreement announced on July 1, 1999. AmerGen paid IP $12.4 million for the plant and property and AmerGen assumed responsibility for operating and ultimately decommissioning Clinton.

   IP agreed to transfer to AmerGen the existing decommissioning trust funds in the amount of $98.5 million on the sale closing date and to make an additional payment of $113.4 million to the decommissioning trust funds. In addition, IP is responsible for five future annual payments of approximately $5 million to the decommissioning trust funds. IP made the first of its annual payments of approximately $5 million in December 2000. AmerGen bears all other costs and risks of decommissioning.

POWER SUPPLY

   IP's transfer of its wholly owned fossil generating assets to Illinova and the sale of Clinton to AmerGen changed the method by which IP obtains its electricity to supply its retail customers. In conjunction with the aforementioned events, IP entered into PPAs with IPMI, which was later renamed DMG, and AmerGen in order to meet its service obligations under the Illinois Public Utilities Act. These agreements secure IP's energy requirements at pre-determined rates. Volatility of the power supply market exposes IP to some risk in relation to these agreements.

CONSTRUCTION PROGRAM

   To meet anticipated construction needs, IP has used internally generated funds and external financings. The timing and amount of external financings depend primarily on economic and financial market conditions, cash needs and capitalization ratio objectives.

   For more information on IP's liquidity, see "Note 6 - Revolving Credit Facilities, Letters of Credit and Short-Term Loans" in the audited financial statements included herein; and "Liquidity and Capital Resources" in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ACCOUNTING MATTERS

   In December 1998, IP's Board of Directors decided to exit the nuclear portion of the business by sale or shutdown of Clinton. FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that all long-lived assets for which management has committed to a plan of disposal be reported at the lower of carrying amount or fair value less cost to sell. Consequently, in 1998 IP wrote off the value of Clinton and accrued Clinton-related exit costs. The Clinton impairment and accrual of exit-related costs resulted in an impairment loss of $1,523.7 million, net of income taxes. IP had an accumulated deficit in retained earnings of $1,565.9 million after recording the impairment loss.

   At the same time, IP's Board of Directors also approved the implementation of a quasi-reorganization. In November 1998, the SEC confirmed that it would not object to the proposed accounting. A quasi-reorganization is an accounting procedure that eliminates an accumulated deficit in retained earnings and permits the company to proceed on much the same basis as if it had been legally reorganized. A quasi-reorganization involves restating a company's assets and liabilities to their fair values, with the net amount of these adjustments added to or deducted from the deficit. Any balance in the retained earnings account is then eliminated by a transfer from common stock equity, giving the company a "fresh start" with a zero balance in retained earnings. For additional information see "Note 3 - Clinton Impairment, Quasi-Reorganization and Sale of Clinton" in the audited financial statements included herein.

   On December 15, 1999, IP sold Clinton to AmerGen. The sale resulted in revisions to the impairment of Clinton-related assets and the previously accrued exit-related costs. The decrease in the impairment and accruals was recognized as an increase in common stock equity, revising the original effect of the 1998 quasi-reorganization on common stock equity.

                                  GAS BUSINESS

OVERVIEW

   IP supplies retail natural gas service to residential, commercial and industrial consumers in substantial portions of northern, central and southern Illinois. IP does not sell gas for resale.

   IP's rate schedules contain provisions for passing through to its gas customers increases or decreases in the cost of purchased gas. For information on revenue and energy costs, see the sub-caption "Revenue Recognition and Energy Cost" of "Note 1 - Summary of Significant Accounting Policies" in the audited financial statements included herein.

   IP has seven underground gas storage fields having a total capacity of approximately 11.5 Billion Cubic Feet ("BCF") and a total deliverability on a peak day of about 312,000 Thousand Cubic Feet ("MCF"). In addition to the capacity of the seven underground storage fields, IP has contracts with natural gas pipelines for 5.1 BCF of underground storage capacity and a total deliverability on a peak day of 93,000 MCF. Operation of underground storage permits IP to increase deliverability to its customers during peak load periods by taking gas into storage during the off-peak months.

   Gas properties include approximately 8,000 miles of mains.

   IP experienced its 2000 peak-day send out of 647,004 MMBtu of natural gas on December 21, 2000. This compares with IP's record peak-day send out of 857,324 MMBtu of natural gas on January 10, 1982.

GAS SUPPLY AND TRANSPORTATION

   IP has contracts with six interstate pipeline companies for firm transportation and storage services. These contracts have varying expiration dates ranging from 2001 to 2004. IP also enters into contracts for the acquisition of natural gas supply. Those contracts range in duration from one to five months.

                              ENVIRONMENTAL MATTERS

   IP is subject to regulation by certain federal and Illinois authorities with respect to environmental matters and may in the future become subject to additional regulation by such authorities or by other federal, state and local governmental bodies. IP does not expect that its compliance with any such environmental regulations will have a material adverse effect upon its capital expenditures, earnings or competitive position.

MANUFACTURED-GAS PLANT SITES

   IP's estimated liability for MGP site remediation is $55 million. This amount represents IP's current estimate of the costs it will incur to remediate the remaining 22 MGP sites for which it is responsible. Because of the unknown and unique characteristics at each site, IP cannot currently determine its ultimate liability for remediation of the sites. In October 1995, IP initiated litigation against a number of its insurance carriers. Settlement proceeds recovered from these carriers offset a significant portion of the MGP remediation costs and are credited to customers through the tariff rider mechanism that the ICC previously approved. Cleanup costs in excess of insurance proceeds are considered probable of recovery from IP's transmission and distribution customers.

ELECTRIC AND MAGNETIC FIELDS

   The possibility that exposure to electric and magnetic fields ("EMF") emanating from power lines, household appliances, and other electric sources may result in adverse health effects continues to be the subject of governmental, medical and media attention. Two major scientific studies concluded in 1999 failed to demonstrate significant EMF health risk; however, a definitive conclusion may never be reached on this topic, and future impacts are unpredictable. Therefore, IP continues to compile the latest research information on this topic. At the same time, IP conducts EMF monitoring in the field when customers express a concern. Written materials explaining the perceived hazards are also available to the public.

OTHER ISSUES

   Hazardous and non-hazardous wastes generated by IP must be managed in accordance with federal regulations under the Toxic Substances Control Act ("TSCA"), the Comprehensive Environmental Response, Compensation and Liability Act and the Resource Conservation and Recovery Act ("RCRA") and additional state regulations promulgated under both RCRA and state law. Regulations promulgated in 1988 under RCRA govern IP's use of underground storage tanks. The use, storage and disposal of certain toxic substances, such as polychlorinated biphenyls in electrical equipment, are regulated under the TSCA. Hazardous substances used by IP are subject to reporting requirements under the Emergency Planning and Community-Right-To-Know Act. The State of Illinois has been delegated authority for enforcement of these regulations under the Illinois Environmental Protection Act and state statutes. These requirements impose certain monitoring, record keeping, reporting and operational requirements that IP has implemented or is implementing to assure compliance. IP does not anticipate that compliance will have a material adverse impact on its financial position or results of operations.

                            RESEARCH AND DEVELOPMENT

   Research and development expenditures for 2000 were approximately $0.1 million, down considerably from the $4.4 million spent in 1999. In 1998, research and development expenditures were approximately $5.1 million. Expenditures in 1999 and 1998 were primarily focused on the wholly owned generating assets. IP's wholly owned generating assets were transferred or sold in 1999; consequently, research and development expenditures decreased accordingly.

                                   REGULATION

   IP is an electric utility as defined in the Public Utility Holding Company Act of 1935 ("PUHCA"). Its direct parent company, Illinova, and Dynegy are holding companies as defined in PUHCA. However, both Illinova and Dynegy generally are exempt from regulation under section 3(a)(1) of PUHCA. They remain subject to regulation under PUHCA with respect to the acquisition of certain voting securities of other domestic public utility companies and utility holding companies.

   In recent years, several bills have been introduced in Congress that would repeal PUHCA. Repeal or significant modification to PUHCA could affect IP and the electric utility industry generally. IP cannot predict the outcome of the repeal efforts or the outlook for additional legislation in 2001.

   The Illinois Public Utilities Act was significantly modified in 1997 by P.A. 90-561, but the ICC continues to have broad powers of supervision and regulation with respect to the rates and charges of IP, its services and facilities, extensions or abandonment of service, classification of accounts, valuation and depreciation of property, issuance of securities and various other matters. IP must continue to provide bundled retail electric service to all who choose to continue to take service at tariff rates, and IP must provide unbundled electric distribution services to all eligible customers as defined by P.A. 90-561 at rates to be determined by the ICC. During 2000, the ICC ruled on (i) the unbundling of electric metering services; (ii) electric meter service provider certification criteria and procedures; (iii) revisions to the standards of service for electric utilities; and (iv) establishment of an electric customer reliability survey instrument and the associated rules. During 2001, it is expected that the ICC will rule on (i) guidelines regarding standards of conduct and functional separation for electric utilities; (ii) establishing the market value index (in lieu of neutral fact finder price) used in (a) calculating competitive transition costs and (b) IP's power purchase tariff; (iii) uniformity of the terms associated with electric delivery service tariffs; and (iv) transactions between the gas utility and its affiliates.

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

   IP's retail natural gas sales also are regulated by the ICC. Such sales are currently priced under a purchased gas adjustment mechanism under which IP's gas purchase costs are passed through to its customers if such costs are determined prudent.

                                    EMPLOYEES

   At December 31, 2000, IP had 679 salaried employees and 1,356 bargaining unit employees. IP is subject to collective bargaining agreements with each of the following unions: International Brotherhood of Electrical Workers, Laborers International Union of North America, United Association of Journeymen Plumbers and Gas Fitters and International Association of Machinists and Aerospace Workers. IP considers relations with both bargaining unit and salaried employees to be satisfactory.

ITEM 2.   PROPERTIES

   As discussed above, IP transferred or sold all of its wholly owned generating assets during 1999 and, therefore, did not own any such properties in 2000. IP continues to own 50% of three combustion turbine units, located in Bloomington, Illinois, with combined net capacity of 5,250 kW. State Farm Insurance Company owns the other 50% of these units.

   IP owns an interconnected electric transmission system of approximately 2,800 circuit miles, operating from 69,000 to 345,000 volts and a distribution system that includes approximately 36,000 circuit miles of overhead and underground lines. All of IP's transmission system is located in the State of Illinois.

   IP owns 757 miles of gas transmission pipe and 7,486 miles of gas distribution pipe.

ITEM 3.   LEGAL PROCEEDINGS

   See "Environmental Matters" in "Note 5 - Commitments and Contingencies" in the audited financial statements included herein for information pertaining to the United States Environmental Protection Agency complaint against IP.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                     PART II
--------------------------------------------------------------------------------


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   All of IP's common stock is owned by its parent corporation, Illinova. For dividend information relating to the common stock, see "Note 16 - Quarterly Consolidated Financial Information and Common Stock Data (Unaudited)" in the audited financial statements included herein and "Financial Condition -Liquidity and Capital Resources - Dividends" under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6.   SELECTED FINANCIAL DATA

   The selected financial information presented below was derived from, and is qualified by reference to, the Consolidated Financial Statements of IP, including the Notes thereto, contained elsewhere herein. The selected financial information should be read in conjunction with the Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

------------------------------------------------------------------------------------------------------------------------
S E L E C T E D   F I N A N C I A L   D A T A
                                                                                                   (MILLIONS OF DOLLARS)
                                                               2000             1999       1998         1997       1996
------------------------------------------------------------------------------------------------------------------------
Operating revenues
    Electric                                              $ 1,189.4       $  1,178.6  $ 1,224.2    $ 1,244.4   $1,202.9
    Electric interchange                                        2.7            420.2      557.2        175.6      137.6
    Gas                                                       393.5            304.4      287.8        353.9      348.2
------------------------------------------------------------------------------------------------------------------------
       Total operating revenues                           $ 1,585.6       $  1,903.2  $ 2,069.2    $ 1,773.9   $1,688.7
------------------------------------------------------------------------------------------------------------------------
Extraordinary item net of income tax benefit              $       -       $        -  $       -    $ (195.0)   $      -
Net income (loss) after extraordinary item                $   134.9       $    113.1  $(1,552.4)   $  (44.2)   $  228.6
Effective income tax rate                                      38.2%            38.7%      43.1%       40.1%       37.6%
------------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable
    to common stock                                       $   121.0       $    95.6   $(1,572.2)   $  (65.5)   $  205.6
Cash dividends declared on common stock                           -            40.9        83.2        91.1        87.1
------------------------------------------------------------------------------------------------------------------------
Total assets                                              $ 4,971.7       $  5,297.8  $ 6,104.1    $5,291.5    $5,568.5
------------------------------------------------------------------------------------------------------------------------
Capitalization
    Common stock equity                                   $ 1,156.3       $  1,035.2  $   892.2    $1,299.1    $1,576.1
    Preferred stock                                            45.8             45.8       57.1        57.1        96.2
    Mandatorily redeemable preferred stock                    100.0            193.4      199.0       197.0       197.0
    Long-term debt                                          1,787.6          1,906.4    2,158.5     1,617.5     1,636.4
------------------------------------------------------------------------------------------------------------------------
       Total capitalization                               $ 3,089.7       $  3,180.8  $ 3,306.8    $3,170.7    $3,505.7
------------------------------------------------------------------------------------------------------------------------
Retained earnings                                         $   175.7       $     54.7  $       -    $   89.5    $  245.9
------------------------------------------------------------------------------------------------------------------------
Capital expenditures                                      $   157.8       $   197.2   $   311.5    $  223.9    $ 187.3
Cash flows from operations                                $   381.3       $    85.8   $   313.3    $  423.7    $ 449.8
Ratio of earnings to fixed charges                              2.53            2.16        N/A         2.73       3.40
------------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DYNEGY INC. AND ILLINOVA CORPORATION MERGER

   On June 14, 1999, Illinova, IP's parent company, and Dynegy announced execution of a definitive agreement for the merger of Illinova and Dynegy. On February 1, 2000, the merger of Dynegy and Illinova was completed and involved the creation of a new holding company, now known as Dynegy Inc., and two separate but concurrent mergers. In one merger, a wholly owned subsidiary of Dynegy Inc. merged with and into Illinova. In the other merger, a second wholly owned subsidiary of Dynegy Inc. merged with and into former Dynegy. As a result of these two concurrent mergers, Illinova and the former Dynegy continue to exist as wholly owned subsidiaries of Dynegy Inc. and are referred to as Illinova Corporation and Dynegy Holdings Inc., respectively.

   IP continues to be a wholly owned subsidiary of Illinova, but is ultimately subject to control by the Dynegy Board of Directors. Since the merger, IP has continued to operate as a regulated regional utility.

GENERAL

COMPANY PROFILE IP is engaged in the transmission, distribution and sale of electric energy and the distribution, transportation and sale of natural gas in the State of Illinois. IP's consolidated financial statements include the accounts of IP; Illinois Power Capital, L.P., a limited partnership in which IP serves as the general partner; IPFI, a statutory business trust in which IP serves as sponsor; Illinois Power Securitization Limited Liability Company, a special purpose Delaware limited liability company whose sole member is IP; and IPSPT, a special purpose Delaware business trust whose sole owner is Illinois Power Securitization LLC.

   IP was a leader in the development of the comprehensive electric utility regulatory reform legislation for the State of Illinois, which provided the foundation for IP's subsequent strategic actions and transformation. Following the successful execution of its strategy to transfer its fossil-fueled generation to an unregulated status and to exit its nuclear operation, IP is now focused on delivering reliable transmission and distribution services in a cost-effective manner. IP will also continue its efforts to capitalize on strategic and operational synergies made possible by the merger.

CLINTON POWER STATION

   In September 1996, a leak in a recirculation pump seal caused IP operations personnel to shut down Clinton. Clinton returned to service May 27, 1999.

   The prolonged outage at Clinton had a significant adverse impact on IP's financial condition, through higher operating and maintenance and capital costs, lost opportunities to sell energy and higher replacement power costs. In addition, due to the failure of Clinton to restart by January 31, 1999, a provision in the lease agreement between IP and the Illinois Power Fuel Company ("Fuel Company") required IP to pay $62.1 million in March 1999 for the acquisition of a portion of in-core fuel to the Fuel Company Trustee for the benefit of investors in secured notes of the Fuel Company.

   Due to uncertainties of deregulated generation pricing in Illinois and to various operation and management factors, IP's Board of Directors decided in December 1998 to sell or close Clinton. This decision resulted in an impairment of Clinton-related assets and accrual of exit-related costs. In December 1998, the impairment and accrual of exit-related charges resulted in a $1,523.7 million, net of income taxes, charge against earnings based on the expectation of plant closure. As a condition precedent to the merger with Dynegy, IP sold its interest in the Clinton Power Station to AmerGen on December 15, 1999. In accordance with the terms of the sale, IP revised its impairment of Clinton-related assets and accruals for exit-related costs. The decrease in the impairment and the accruals was recognized as an increase in common stock equity, revising the original effect of the 1998 quasi-reorganization on the common stock equity account.

   In 1998, PECO was hired to manage Clinton's operations for a set fee plus performance incentives. Beginning April 1, 1999 and continuing until December 15, 1999, IP operated under the terms of a revised management agreement with PECO under which PECO was responsible for Clinton's direct operating and capital expenses and assisted with the management of the station under a management services contract. This eliminated IP's exposure to the uncertainty regarding the costs associated with Clinton's operations. In return for transferring this financial risk, IP paid PECO a management fee and allowed PECO to retain 20% of power generation.

   In December 1999, AmerGen paid $12.4 million for the plant and property and assumed responsibility for operating and ultimately decommissioning the nuclear station. The asset sale agreement provides that IP will purchase at least 75% of Clinton's electricity output for its customers through 2004 at fixed prices that exceed current and projected wholesale prices. IP transferred to AmerGen decommissioning funds of $211.9 million, which included a $113.4 million payment to the decommissioning trust funds as required by the asset sale agreement. IP agreed to make five annual payments of approximately $5 million to the decommissioning trust funds, the first of which was made in December 2000. AmerGen bears all other costs and risks of decommissioning.

   See "Note 3 - Clinton Impairment, Quasi-Reorganization and Sale of Clinton" in the audited financial statements included herein for additional information.

OPEN ACCESS AND COMPETITION

   See "Open Access and Competition" under "General" in "Item 1. Business" for discussion.

ACCOUNTING MATTERS

2000 IP's consolidated financial statements have been prepared on the historical cost basis and do not reflect any allocation to IP of the purchase price recorded by Dynegy as a result of the merger. Push down accounting was not required because IP has publicly held debt and preferred stock outstanding. Dynegy accounted for the merger as a purchase of Illinova. This accounting treatment is based on various factors present in the merger, including the majority ownership (and voting control) of Dynegy's shareholders following the merger, the role of Dynegy's management following the merger and the influence of Chevron U.S.A. Inc., resulting from the size of its ownership interest and its rights under a shareholder agreement, the articles of incorporation and bylaws. As a result, the consolidated financial statements of Dynegy after the merger reflect the assets and liabilities of former Dynegy at historical book values and the assets and liabilities of Illinova at allocated fair values. For accounting purposes, the effective date of the merger was January 1, 2000.

1999 Effective October 1, 1999, IP's wholly owned fossil generating assets and other generation-related assets and liabilities were transferred to Illinova. For further information, see "Fossil Generation Transfer" under "Regulatory Matters" in this item and "Note 4 - Related Parties" in the audited financial statements included herein.

   Effective December 15, 1999, with the sale of Clinton, IP revised its impairment of Clinton-related assets and accruals for exit-related costs in accordance with the terms of the sale. The net of the revisions was credited to the common stock equity account. See "Note 3 - Clinton Impairment, Quasi-Reorganization and Sale of Clinton" in the audited financial statements included herein for additional information.

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

   See "Note 3 - Clinton Impairment, Quasi-Reorganization and Sale of Clinton" in the audited financial statements included herein for additional information.

   See the audited financial statements included herein for a discussion of other accounting issues.

REGULATORY MATTERS

P.A. 90-561 - RATE ADJUSTMENT PROVISIONS P.A. 90-561 gave IP's residential customers a 15% decrease in base electric rates beginning August 1, 1998, and an additional 5% decrease effective on May 1, 2002. The rate decreases result in expected revenue reductions of approximately $75 million in the year 2001, approximately $92 million in 2002, approximately $100 million in 2003, and approximately $102 million in 2004, based on projected consumption.

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

   In October 1999, IP's wholly owned fossil generating assets and other generation-related assets and liabilities were transferred at book value to Illinova in exchange for an unsecured note in the amount of $2.8 billion. Illinova then contributed these assets to DMG (formerly IPMI). The note between IP and Illinova matures September 30, 2009 and bears interest at an annual rate of 7.5%, payable semiannually on the first day of April and October each year. Interest income on the note during 2000 was $174.9 million.

   A PPA was negotiated between IP and DMG to provide IP with continued energy supply from the fossil generating assets. The PPA became effective on October 1, 1999 and has a primary term that continues through December 31, 2004, with provisions to extend the agreement thereafter on an annual basis, subject to concurrence by both parties. The PPA defines the terms and conditions under which DMG provides capacity and energy to IP using a tiered pricing structure. An amendment to the PPA was filed by DMG on October 16, 2000, and received the FERC approval on November 16, 2000. The amendment adjusts the prices and quantities for energy and capacity to be provided under the PPA by DMG to IP, effective January 1, 2001 through the end of 2004.

   The PPA specifies that IP is responsible for dispatching DMG's generating units recognizing specified design limits on unit operation. IP will generally follow the principles of economic dispatch, while fulfilling its obligation to maintain adequate reliability of its transmission system. If IP dispatches the generating units out of economic order for reliability purposes, IP compensates DMG for the associated cost. IP provides load schedules to DMG and may be required to compensate DMG for overscheduling. DMG is required to provide planned outage schedules for the generating units to IP and must consider IP's reliability needs in developing the schedules.

   DMG is responsible for adequately maintaining its generating capacity, obtaining necessary licenses and permits, maintaining minimum levels of insurance coverage, procuring fuel and reporting certain performance data. IP and DMG are required to provide security guarantees to each other. The PPA also specifies metering, billing, dispute resolution procedures and defines force majeure conditions.

   See "Note 4 - Related Parties" in the audited financial statements included herein for further discussion.

   See "Note 7 - Facilities Agreements" in the audited financial statements included herein for a discussion of Soyland and the Soyland PCA.

POWER SUPPLY AND RELIABILITY

   Electricity was in short supply during the 1998 summer cooling season because of an unusually high number of plant outages in the Midwest region. IP bought generation and transmission capacity to prevent firm load curtailment and took additional steps to avoid power outages, including upgrading transmission lines and equipment, readying emergency procedures and returning to service five units that had been in cold shutdown. Expenses incurred as a result of the shortage had a material adverse impact on IP during 1998.

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

CONSOLIDATED RESULTS OF OPERATIONS

   As a result of the enterprise changes impacting IP during the fourth quarter of 1999, IP's operations now consist of a single prospective reportable segment. For 2000, this segment includes the transmission, distribution and sale of electric energy in Illinois; and the transportation, distribution and sale of natural gas in Illinois. Also included in this segment are specialized support functions, including accounting, legal, performance management, information technology, human resources, environmental resources, purchasing and materials management and public affairs. For comparability purposes, results for 2000 should be compared with the Customer Service segment from the previous period.

   IP's operations were divided into four reportable segments in 1999 and 1998: Customer Service, Wholesale Energy, Nuclear and Other.

   The business groups and their principal services in 1999 and 1998 were as follows:

-- Customer Service Business Group - transmission, distribution and sale of electric energy; distribution, transportation and sale of natural gas in Illinois.
-- Wholesale Energy Business Group - fossil-fueled electric generation in Illinois, wholesale electricity transactions throughout the United States and dispatching activities.
-- Nuclear Generation Business Group - nuclear-fueled electric generation in Illinois.
-- Other - This category included the financial support functions such as accounting, finance, corporate performance, audit and compliance, investor relations, legal, corporate development, regulatory, risk management and tax services. Also included in this group were specialized support functions, including information technology, human resources, environmental resources, purchasing and materials management and public affairs.

   For the year 2000, IP had four measures that it monitored regarding its financial performance. They were Operating Margin; Earnings Before Interest and Taxes (EBIT); Cash Flow; and Return on Invested Capital (ROIC). IP's Operating Margin and EBIT performance fell slightly below targeted measures while Cash Flow and ROIC targets were exceeded.

   See "Note 13 - Segments of Business" in the audited financial statements included herein for additional information.

TRANSMISSION, DISTRIBUTION AND SALE OF ELECTRIC ENERGY AND GAS Regulators historically have determined IP's rates for electric service: the ICC at the retail level and the FERC at the wholesale level. The ICC determines IP's rates for gas service. These rates have been designed to recover the cost of service and allow shareholders the opportunity to earn a reasonable rate of return. As described in "Open Access and Competition" under "General" in "Item 1. Business," P.A. 90-561 phases in a competitive marketplace for electric generation while maintaining cost-based regulation for electric delivery services and gas service, protecting the financial integrity of the company during the transition period. Future electric and natural gas sales will continue to be affected by an increasingly competitive marketplace, changes in the regulatory environment, transmission access, weather conditions, gas cost recoveries, customer conservation efforts and the overall economy.

   Electricity was provided to IP by its Wholesale Energy Business Group and Nuclear Business Group at a fixed 2.5 cents and 2.9 cents per kWh in 1998 and the first nine months of 1999, respectively. Following the transfer and sale of IP's generation assets in 1999, electricity was provided by DMG and AmerGen at PPA prices during the fourth quarter 1999 and in the year 2000.

   Gas revenues are derived through regulated tariffs and provide for the recovery of gas costs purchased from natural gas suppliers and pipelines.

OTHER Included in this category are the Financial Business Group, the Support Services Business Group and other corporate functions. These segments did not individually meet the minimum threshold requirements for separate disclosure. Collectively, cash flow for Other is the total of changes in assets and liabilities not directly assigned to the business segments and the non-cash portion of income taxes (deferred).

   See "Note 13 - Segments of Business" in the audited financial statements included herein for additional information regarding IP's segments.

OVERVIEW

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK

-------------------------------------------------------------------------------------------------------------------
(MILLIONS OF DOLLARS)                                                     2000         1999              1998
-------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common stock                              $121.0       $95.6            $(1,572.2)

Net  income (loss) applicable to common stock
     Excluding Clinton plant impairment loss in 1998
     and carrying amount over consideration paid for
     redeemed preferred stock in 1999                                     $121.0       $93.9            $   (48.5)
-------------------------------------------------------------------------------------------------------------------

2000 The increase in 2000 earnings compared to 1999 was due to lower operating expenses, depreciation and taxes from the transfer of the fossil assets to Illinova and sale of Clinton, and increased interest income from the note between IP and Illinova.

1999 The increase in 1999 earnings compared to 1998 was due primarily to the decrease in power purchased due to the restart of Clinton in May 1999 and unprecedented summer price spikes in 1998, lower expenses due to the 1998 Clinton impairment and the transfer of the wholly owned fossil generating assets to Illinova on October 1, 1999 and increased interest income from the note between IP and Illinova related to the transfer of the fossil generating assets.

ELECTRIC OPERATIONS For the years 1998 through 2000, electric revenues, including interchange, decreased 33% and the gross electric margin decreased 42% as follows:

------------------------------------------------------ ---------------- --------------- ----------------
(MILLIONS OF DOLLARS)                                         2000            1999             1998
------------------------------------------------------ ---------------- --------------- ----------------
Electric revenues                                            $ 1,189.4       $ 1,178.6        $ 1,224.2
Interchange revenues                                               2.7           420.2            557.2
Fuel cost & power purchased                                     (729.3)         (612.3)          (985.4)
------------------------------------------------------ ---------------- --------------- ----------------
     Electric margin                                         $   462.8       $   986.5        $   796.0
------------------------------------------------------ ---------------- --------------- ----------------

   The components of annual changes in electric revenues were:

------------------------------------------------------ ---------------- ---------------
 (MILLIONS OF DOLLARS)                                        2000            1999
------------------------------------------------------ ---------------- ---------------
Price                                                          $ (39.8)        $ (86.6)
Volume and other                                                  50.6            29.5
Fuel cost recoveries                                                 -            11.5
------------------------------------------------------ ---------------- ---------------
     Revenue increase (decrease)                               $  10.8         $ (45.6)
------------------------------------------------------ ---------------- ---------------

2000 Electric revenues excluding interchange sales remained relatively constant. The significant reduction in interchange revenues is due to the transfer of the fossil generating units to Illinova in October 1999, the sale of Clinton to AmerGen in December 1999 and IP's strategic focus on the transmission and distribution business.

1999 Electric revenues excluding interchange sales decreased primarily due to the 15% residential rate decrease effective August 1, 1998 and the reclassification of revenue-related taxes mandated by P.A. 90-561. This decrease was partially offset by increased wheeling revenues due to increased capacity. Interchange revenues decreased due to a decrease in interchange volume offset by revenue recognition resulting from the restructuring of a Soyland power supply contract. Electric margin increased primarily due to lower power purchase costs in

1999 as compared to 1998 and decreased fuel costs resulting from the transfer of IP's wholly owned fossil generating assets to Illinova on October 1, 1999.

   The cost of meeting IP's system requirements was reflected in fuel costs for electric plants and power purchased. Changes in these costs are detailed below:

--------------------------------------------- --------------------- ---------------------
 (MILLIONS OF DOLLARS)                               2000                  1999
--------------------------------------------- --------------------- ---------------------
Fuel for electric plants                         $  (191.2)             $  (59.0)
Power purchased                                      308.2                (314.1)
--------------------------------------------- --------------------- ---------------------
     Total increase (decrease)                   $   117.0              $ (373.1)
--------------------------------------------- --------------------- ---------------------

   System load requirements, generating unit availability, fuel prices, purchased power prices, resale of energy to other utilities, emission allowance costs, fuel cost recovery through UFAC, the transfer of IP's wholly owned fossil generating assets to Illinova on October 1, 1999 and the sale of Clinton to AmerGen caused changes in these costs.

2000 With the transfer of the fossil generating units to Illinova and the sale of Clinton to AmerGen, IP no longer incurs any fuel costs for electric plants. Conversely, a significant increase occurs in power purchases due to the PPAs in effect with DMG and AmerGen, which simulate fuel cost and operating expenses.

1999 The decrease in fuel cost was primarily due to the transfer of IP's wholly owned fossil generating assets to Illinova on October 1, 1999. Fuel costs in the fourth quarter of 1999 were $65.1 million lower than in the fourth quarter of 1998. Power purchased decreased primarily due to decreased interchange volume and unusually high priced power purchased during 1998. Power purchased during the fourth quarter of 1999 was $32.6 million higher than in the fourth quarter of 1998 due to the generating asset transfer.

GAS OPERATIONS For the years 1998 through 2000, gas revenues, including transportation, increased 37%, while the gross margin on gas revenues increased 2% as follows:

-------------------------------------------------- -------------------- ------------------ ------------------
(MILLIONS OF DOLLARS)                                     2000                 1999               1998
-------------------------------------------------- -------------------- ------------------ ------------------
Gas revenues                                            $ 388.0              $ 298.9            $ 281.1
Transportation revenues                                     5.5                  5.5                6.7
Gas cost                                                 (252.7)              (165.1)            (149.6)
-------------------------------------------------- -------------------- ------------------ ------------------
     Gas margin                                         $ 140.8              $ 139.3            $ 138.2
-------------------------------------------------- -------------------- ------------------ ------------------

-------------------------------------------------- -------------------- ------------------ ------------------
(MILLIONS OF THERMS)                                      2000                 1999               1998
-------------------------------------------------- -------------------- ------------------ ------------------
Therms sold                                               574                  553                529
Therms transported                                        259                  270                267
-------------------------------------------------- -------------------- ------------------ ------------------
     Total delivered                                      833                  823                796
-------------------------------------------------- -------------------- ------------------ ------------------


Average cost per therm delivered                           48.3(CENTS)          26.8(CENTS)        27.1(CENTS)
-------------------------------------------------- ------------------- ------------------- ------------------

   Changes in the cost of gas purchased for resale were:

-------------------------------------------------- ------------------- -------------------
(MILLIONS OF DOLLARS)                                      2000                1999
-------------------------------------------------- ------------------- -------------------
Gas purchased for resale:
Cost                                                     $ 127.7              $ (3.1)
Volume                                                       4.0                10.1
Gas cost recoveries                                        (44.1)                8.5
-------------------------------------------------- ------------------- -------------------
     Total increase                                      $  87.6              $ 15.5
-------------------------------------------------- ------------------- -------------------

   The 2000 increase in gas costs was attributable to market conditions that caused natural gas prices to reach unprecedented highs offset by the effects of UGAC. The 1999 increase in gas costs was due to higher consumption and effects of the UGAC.

OTHER EXPENSES A comparison of significant increases (decreases) in other operating expenses, maintenance, and depreciation and amortization for the last two years is presented in the following table:

-------------------------------------------------- ------------------- -------------------
(MILLIONS OF DOLLARS)                                      2000                1999
-------------------------------------------------- ------------------- -------------------
Other operating expenses                                  $(292.4)             $85.3
Maintenance                                                 (50.1)             (48.5)
Depreciation and amortization                               (50.0)             (25.4)
-------------------------------------------------- ------------------- -------------------

   The decrease in operating and maintenance expense for 2000 is primarily due to the transfer of the fossil generating assets to Illinova on October 1, 1999 and the sale of Clinton to AmerGen on December 15, 1999, offset by the recognition of the retirement and severance expense in 2000.

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

   The decrease in depreciation and amortization for 2000 is due primarily to the transfer of the wholly owned fossil generating assets to Illinova on October 1, 1999, partially offset by an increase in regulatory asset amortization.

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

GENERAL TAXES The decrease in general taxes of $26.8 million in 2000 is mainly due to a reduction in real estate taxes and payroll taxes stemming from the transfer and sale of generating assets in 1999. The decrease in 1999 was due primarily to a reclassification of revenue-related taxes mandated by P.A. 90-561. The decrease was partially offset by costs to fund a program, provided for in P.A. 90-561, that helps low-income customers avoid shutoffs.

OTHER INCOME AND DEDUCTIONS - NET Total other income and deductions - net increased by $77.1 million and includes $174.9 million of interest income on the fossil asset transfer note from Illinova. Miscellaneous - net decreased $45.3 million primarily due to increased taxes from non-utility operating income in 2000. The decrease in 1999 of other income and deductions - net was attributable to increased taxes related to non-utility income and decreased Clinton ITC benefit partially offset by increased interest income from the investment proceeds of the transitional funding trust notes, the adjustment in the net present value of the decommissioning regulatory asset, and increased interest income on the fossil asset transfer note.

INTEREST CHARGES Total interest charges, including AFUDC, decreased $6.4 million in 2000 and is primarily due to the redemption of $93 million of MIPS. The increase in 1999 was primarily due to interest on the transitional funding trust notes issued in December 1999, offset by decreased interest on long and short-term debt.

COMPETITION Competition has become a dominant issue for the electric utility industry. It is a significant departure from traditional regulation in which public utilities have a universal obligation to serve the public in return for protected service territories and regulated pricing designed to allow a reasonable return on prudent investment and recovery of operating costs.

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

SEASONALITY IP's revenue and operating margin are impacted by seasonal factors that affect sales volumes of electricity and gas. Typically, revenues from sales of electricity are higher in the summer months resulting from the summer cooling season; whereas, gas revenues are higher in the winter months resulting from the winter heating season.

EFFECT OF INFLATION Although IP's operations are affected by general economic trends, management does not believe inflation has had a material effect on IP's results of operations.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

   IP has historically relied upon operating cash flow and borrowings from a combination of commercial paper issuances, bank lines of credit, corporate credit agreements and various public debt issuances for its liquidity and capital resource requirements.

DEBT RATINGS The availability and cost of external financing depend to a significant degree on the financial health of the company seeking those funds. Security ratings are an indication of a company's financial position and may affect the cost and the willingness of investors to invest in these securities. IP's securities are currently rated by three principal rating agencies as follows:

--------------------------------------------------------- ------------- ------------- ---------------
                                                                          Standard &       Fitch
                                                             Moody's       Poor's           IBCA
--------------------------------------------------------- ------------- ------------- ---------------
New mortgage bonds                                            Baa1          BBB+             A-
Preferred stock                                               Baa2          BBB-             BBB
Commercial paper                                              P-2           A-2              F2
Transitional funding trust notes                              Aaa           AAA              AAA

   Under current market conditions, these ratings would afford IP the ability to issue additional securities through external financing. IP has adequate short-term and intermediate-term bank borrowing capacity.

   In January 2000, several rating agencies upgraded IP's credit quality. Most of these ratings have remained relatively unchanged; however, Fitch IBCA have downgraded some New Mortgage Bonds from A to A- and Preferred Stock from BBB+ to BBB. In addition, S&P ratings are currently under negative watch. Duff & Phelps and Fitch IBCA have merged and are listed as Fitch IBCA.

AFFILIATE TRANSACTION IP maintains an unsecured note receivable due from its parent relating to the October 1999 transfer of the fossil-fueled generating assets. The note matures on September 30, 2009 and bears interest at an annual rate of 7.5%, due semiannually in April and October. Principal outstanding under this note totaled approximately $2.3 billion at December 31, 2000. Principal repayments and interest payments accruing under this arrangement provide IP with a source of liquidity to meet its prospective operating and capital expenditure requirements.

COMMERCIAL PAPER AND LINES OF CREDITS At March 9, 2001, IP had commercial paper outstanding in the amount of $269.1 million. Remaining availability under a credit agreement totaled $30.9 million. IP believes additional financing arrangements can be obtained at reasonable terms, if required.

MORTGAGE Historically, a substantial portion of the funds needed by IP have been provided by indebtedness issued pursuant to its 1992 New Mortgage. In general, IP is able to issue debt secured by the mortgage provided that (i) its "adjusted net earnings" are at least two times its "annual interest requirements," and (ii) the aggregate amount of indebtedness secured by the mortgage does not exceed three-quarters of the original cost of the property subjected to the lien of the mortgage, reduced to reflect property that has been retired or sold. It also generally can issue indebtedness in exchange for repurchased and retired indebtedness independent of whether these two tests are met.

   Aggregate principal outstanding under IP's New Mortgage Bonds approximated $1.1 billion at December 31, 2000, bearing interest ranging from 5.4% to 7.5% per annum. At December 31, 2000, IP had unsecured non-mortgage-borrowing capacity totaling approximately $347 million.

SECURITIZATION In December 1998, IPSPT issued $864 million of Transitional Funding Trust Notes as allowed under the Illinois Electric Utility Transition Funding Law in P.A. 90-651. IP has used proceeds from this offering to fund open-market purchases, maturities, defeasance of debt and repurchases of various preferred stock series. Per annum interest on these notes averages approximately 5.4%. IP is retiring the principal outstanding under these notes through quarterly payments of $21.6 million.

DIVIDENDS Under IP's Restated Articles of Incorporation, common stock dividends are subject to the preferential rights of the holders of preferred and preference stock. IP is also limited in its payment of dividends by the Illinois Public Utilities Act, which requires retained earnings equal to or greater than the amount of any proposed dividend declaration or payment. The Federal Power Act precludes declaration or payment of dividends by electric utilities "out of money properly stated in a capital account." IP's retained earnings balance is expected to be sufficient during 2001 to support payment of all scheduled preferred dividends. On March 2, 2001, IP declared and paid common stock dividends of $100.0 million to Illinova.

PREFERRED SECURITIES OF SUBSIDIARY TRUST IPFI, a wholly owned subsidiary of IP, has $100 million aggregate liquidation amount of Subordinated Capital Income Securities outstanding at December 31, 2000, which were issued in a private transaction. These TOPrS were issued at 8% with a $25 per share liquidation preference. The TOPrS mature on January 31, 2045 and may be redeemed at IP's option, in whole or in part, from time to time on or after January 31, 2001. IP redeemed all $93 million of the tax advantaged MIPS held by Illinois Power Capital, L.P. on May 31, 2000. No other debts exist within the limited partnership.

CAPITAL ASSET PROGRAM Construction expenditures for 2000 were approximately $158 million. IP construction expenditures for 2001 through 2005 are expected to total approximately $819 million. Additional expenditures may be required during this period to accommodate the transition to a competitive environment, environmental compliance, system upgrades and other costs that cannot be determined at this time.

DECOMMISSIONING See "Note 3 - Clinton Impairment, Quasi-Reorganization and Sale of Clinton" in the audited financial statements included herein for additional information.

ENVIRONMENTAL MATTERS See "Note 5 - Commitments and Contingencies" in the audited financial statements included herein and "Environmental Matters" in "Item 1. Business" for a discussion of environmental matters that impact or could potentially impact IP.

TAX MATTERS See "Note 8 - Income Taxes" in the audited financial statements included herein for a discussion of effective tax rates and other tax issues.

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION. IP's reports, filings and other public announcements often include statements reflecting assumptions, expectations, projections, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "project," "forecast," "may," "should," "expect," "will" and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

--   projected operating or financial results;
--   beliefs about the financial impact of deregulation;
--   assumptions regarding the outcomes of legal and administrative proceedings;
--   intentions with respect to future energy supplies;
--   anticipated costs associated with legal and regulatory compliance; and
-- expectations regarding savings or synergies relating to the Dynegy-Illinova merger.

   Any or all of IP's forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties, including the following:

-- the timing and extent of changes in commodity prices for natural gas and electricity;

-- competitive practices in the industries where IP competes;

-- the effects of deregulation of the energy industry and the rules and regulations adopted in connection therewith;

-- general United States and Illinois economic conditions, including fluctuations in interest rates;

-- operational factors affecting the ongoing commercial operations of IP's transmission, transportation and distribution facilities, including catastrophic weather-related damage, unscheduled repairs or workforce issues;

-- cost and other effects of legal and administrative proceedings, settlements, investigations or claims, including environmental liabilities that may not be covered by indemnity or insurance; and

-- other regulatory or legislative developments that affect the energy industry in general and IP's operations in particular.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   IP's operating results may be impacted by commodity price fluctuations resulting from purchases of electricity used in supplying service to its customers. IP has contracted for volumes from various suppliers under contracts having various commercial terms. Certain of these contracts do not obligate the supplier to provide replacement power to IP in the event of a curtailment or shutdown of operating facilities. Management believes that these arrangements provide a significant, stable supply of electricity that will allow it to effectively manage supply needs and reduce the risk of short-term supply shortages during periods of peak demand. However, if the commodity volumes supplied from these agreements are inadequate to cover IP's native load, IP will be required to purchase its supply needs in open-market purchases at prevailing market prices. Such purchases would expose IP to commodity price risk. Price risk associated with gas marketing operations of IP is mitigated through contractual terms applicable to the business, as allowed by the ICC. IP applies prudent risk management practices in order to minimize these market risks. Such risk management practices may not fully mitigate these exposures.

   Periodically, IP has utilized interest rate derivatives (principally interest rate swaps and caps) to adjust the portion of its overall borrowings subject to interest rate risk. As of December 31, 2000 and 1999, there were no interest rate derivatives outstanding.

   IP market risk is considered as a component of the entity-wide risk management polices of its parent company, Dynegy. Dynegy measures entity-wide market risk in its financial trading and risk management portfolios using Value at Risk. The quantification of market risk using Value at Risk provides a consistent measure of risk across diverse energy markets and products with different risk factors to set the overall corporate risk tolerance, determine risk targets and position limits. The use of this methodology requires a number of key assumptions including the selection of a confidence level and the holding period to liquidation. In addition to Value at Risk, Dynegy performs regular stress and scenario analyses to measure extreme losses due to exceptional events. Additional measures are used to determine the treatment of risks outside the Value at Risk methodologies, such as market volatility, liquidity, event and correlation risk.

IMPACT OF PRICE FLUCTUATION IP's operating results may be impacted by commodity price fluctuations for electricity used in supplying service to its customers. IP has contracted with AmerGen and DMG to supply power via PPAs. With these arrangements, IP has provided adequate power supply for expected IP load plus a reserve supply above that expected level. Should power acquired under these agreements be insufficient to meet IP load requirements, IP will have to buy power at current market prices. The PPA with DMG obligates DMG to provide power up to the reservation amount even if DMG has individual units unavailable at various times. The PPA with AmerGen does not obligate AmerGen to acquire replacement power for IP in the event of a curtailment or shutdown at the Clinton Power Station. Under a Clinton shutdown scenario, to the extent IP exceeds its capacity reservation with DMG, IP will have to buy power at current market prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The audited financial statements are included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   On February 1, 2000, IP dismissed its prior independent accountants, PricewaterhouseCoopers LLP, upon completion of the audits of IP's financial statements as of and for the year ended December 31, 1999. Also on February 1, 2000, IP engaged Arthur Andersen LLP as its new independent accountants. The decision to change accountants was approved by IP's Board of Directors and occurred in connection with the merger of Dynegy and Illinova and its subsidiaries, including IP. For additional information regarding this change in IP's independent accountants, please read the Current Report on Form 8-K filed by IP on February 8, 2000 reporting of such change.

                                    PART III
--------------------------------------------------------------------------------


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth certain information with respect to IP's directors and executive officers as of March 1, 2001:

                                                                                           SERVED WITH THE
NAME                        AGE      POSITION(S)                                           COMPANY SINCE
----                        ---      -----------                                           -------------
C.L. Watson                 51       Chairman of the Board                                 2000

Stephen W. Bergstrom        43       Chief Executive Officer and Director                  2000

Larry F. Altenbaumer        52       President and Director                                1970

David W. Butts              46       Chief Operating Officer and Executive Vice            1978
                                     President

Robert D. Doty              43       Chief Financial Officer, Senior Vice President and    2000
                                     Director

Kathryn L. Patton           36       Vice President, General Counsel and Corporate         2000
                                     Secretary

Peggy E. Carter             38       Vice President and Controller                         1985

Kenneth E. Randolph         44       Director                                              2000

   The directors named above will serve in such capacity until IP's next annual shareholder meeting and until their respective successors have been duly elected and qualified, or until their earlier death, resignation or removal. The executive officers named above will serve in such capacities until IP's next annual Board of Directors meeting or until their respective successors have been duly elected and qualified or until their earlier death, resignation or removal.

C.L. WATSON has served as Chairman of the Board of Directors of IP since February 2000 and was elected to serve as such following the consummation of the Dynegy-Illinova merger. Mr. Watson also serves as Chairman and Chief Executive Officer of Dynegy. He joined Dynegy as President in 1985 and became Chairman and Chief Executive Officer in 1989. Prior to his employment with Dynegy, Mr. Watson served as Director of Gas Sales for the Western United States for Conoco Inc. Mr. Watson serves on the Board of Directors of Baker Hughes Incorporated.

STEPHEN W. BERGSTROM has served as Chief Executive Officer and a Director of IP since February 2000 and was elected to serve in such capacities following the consummation of the Dynegy-Illinova merger. Mr. Bergstrom also serves as President and Chief Operating Officer of Dynegy and is responsible for the day-to-day execution of Dynegy's strategy across its operating business units. He also is a member of Dynegy's Board of Directors. Mr. Bergstrom was formerly President and Chief Operating Officer of Dynegy Marketing and Trade and Executive Vice President of Dynegy. After joining Dynegy in 1986 as Vice President of Gas Supply, Mr. Bergstrom was promoted to Senior Vice President of Gas Marketing and Supply in 1987. Prior to joining Dynegy, Mr. Bergstrom was Vice President of Gas Supply for Enron Gas Marketing.

LARRY F. ALTENBAUMER has served as President of IP since September 1999 and as a Director since February 2000. Mr. Altenbaumer was elected to serve as a Director of IP following the consummation of the Dynegy-Illinova merger. Mr. Altenbaumer also serves as Senior Vice President of Dynegy. Mr. Altenbaumer previously served as Senior Vice President and Chief Financial Officer of IP from 1992 until September 1999 and as Senior Vice President, Chief Financial Officer, Treasurer and Controller of Illinova from June 1994 until September 1999.

DAVID W. BUTTS has served as Chief Operating Officer and Executive Vice President of IP since September 1999. Mr. Butts also serves as Senior Vice President of Dynegy. Mr. Butts previously served as President of Illinova Energy Partners ("IEP"), an affiliate of IP, from February 1998 until September 1999. Prior to being elected President of IEP, Mr. Butts was Senior Vice President of IP and, from November 1993 through August 1995, he was President of Illinova Generating Company, another IP affiliate.

ROBERT D. DOTY has served as Chief Financial Officer, Senior Vice President and a Director of IP since May 2000. Mr. Doty also serves as Senior Vice President and Chief Financial Officer of Dynegy and has served as Dynegy's principal financial officer since May 2000. In such capacity, he is responsible for the overall financial strategy and operation of Dynegy. He is responsible for accounting, finance, investor relations, risk control, treasury and tax. He previously served Dynegy as Senior Vice President of Finance. Prior to joining Dynegy, Mr. Doty was employed by Arthur Andersen LLP.

KATHRYN L. PATTON has served as Vice President, General Counsel and Secretary of IP since February 2000 and was elected to serve in such capacities following the consummation of the Dynegy-Illinova merger. Ms. Patton previously served Dynegy as Director and Regulatory Counsel from May 1995 to March 1999 and Senior Director and Regulatory Counsel from March 1999 until February 2000.

PEGGY E. CARTER has served as Vice President of IP since February 2000 and as Controller since November 1999. Ms. Carter was elected to serve as Vice President of IP following the consummation of the Dynegy-Illinova merger. Ms. Carter previously served IP in various capacities from 1985, including Business Leader in IP's accounting department from August 1994 until November 1999.

KENNETH E. RANDOLPH has served as a Director of IP since February 2000 and was elected to serve as such following the consummation of the Dynegy-Illinova merger. Mr. Randolph also serves as General Counsel and Secretary of Dynegy. He has served in such capacity with Dynegy since July 1987. In addition, he served as a member of Dynegy's Management Committee from May 1989 through February 1994 and managed Dynegy's marketing operations in the Western and Northwestern United States from July 1984 through July 1987. Prior to his employment with Dynegy, Mr. Randolph was associated with the Washington, D.C. office of Akin, Gump, Strauss, Hauer & Feld, L.L.P.

ITEM 11.   EXECUTIVE COMPENSATION

   The following table sets forth certain information regarding the compensation earned by the individual who serves as IP's Chief Executive Officer and the four other most highly compensated executive officers of IP at the end of 2000 (the "Named Executive Officers"), as well as amounts earned by or awarded to certain of such individuals for services rendered in all capacities to IP for the fiscal years of 1998 and 1999.

SUMMARY COMPENSATION TABLE

                                                                                        LONG-TERM
                                           ANNUAL COMPENSATION                          COMPENSATION AWARDS
                                           -------------------                          -------------------
                                                                                        RESTRICTED  SECURITIES
                                                                       OTHER ANNUAL     STOCK       UNDERLYING    ALL OTHER
NAME AND PRINCIPAL POSITION          YEAR       SALARY(1)   BONUS(2)   COMPENSATION(3)  AWARDS(4)   OPTIONS(5)    COMPENSATION(6)
-----------------------------------------------------------------------------------------------------------------------------------
Stephen W. Bergstrom                 2000(8)          (9)          (9)       (9)              (9)          (9)             (9)
   Chief Executive Officer(7)

Larry F. Altenbaumer                 2000       $303,208     $485,000   $   ---         $250,000       84,553        $  5,250
   President                         1999       $259,125     $156,600   $   ---         $   ---        35,120        $676,983
                                     1998       $244,375     $  9,855   $   ---         $ 19,855       10,000        $  2,500

David W. Butts                       2000       $254,938     $245,444   $   ---         $   ---        41,491        $  5,250
   Chief Operating Officer           1999       $168,750(13) $135,000   $   ---         $   ---        47,400        $298,733
   Executive Vice President          1998       $214,732     $  4,441   $   ---         $ 14,441       10,000        $  2,339

Kathryn L. Patton                    2000(10)   $176,750     $130,000   $45,943(11)     $   ---        16,548        $ 25,500
   Vice President, General
   Counsel and Corporate
   Secretary

Peggy E. Carter                      2000(12)   $112,371     $ 75,850   $   ---         $   ---         3,129        $  2,329
   Vice President and
   Controller

--------------------------------
(1) Salary amounts for Messrs. Altenbaumer and Butts include additional base salary payments of $12,083 and $8,438, respectively, representing payment for the period from September 1999, when they became executive officers of IP, to February 1, 2000, the closing date of the Dynegy-Illinova merger, covering the pro-rata difference between their new base salaries and their final base salaries at Illinova. Salary amount for Ms. Carter includes a similar payment of $7,560 relative to her promotion to Controller in November 1999.
(2) Bonus amounts include bonuses earned in 1998, 1999 and 2000 which were paid in 1999, 2000 and 2001, respectively. Bonus amounts for Messrs. Altenbaumer and Butts for 1999 represent the cash portions of grants made to them under IP's Executive Incentive Compensation Plan for 1999, including amounts deferred under IP's Executive Deferred Compensation Plan.
(3) Includes "Perquisites and Other Personal Benefits" if value is greater than the lesser of $50,000 or 10% of the reported salary and bonus.
(4) For 2000, Mr. Altenbaumer received 10,696 shares of restricted Dynegy Class A common stock valued at $23.38 per share. Such shares vest five years from the date of grant. During such period, dividend equivalents will be credited to Mr. Altenbaumer's account. For 1998, Messrs. Altenbaumer and Butts received stock unit awards under IP's Executive Incentive Compensation Plan. One-half of each year's award under this plan converted into stock units representing shares of Illinova (now Dynegy) common stock based on the closing price of such stock on the last trading day of the award year. The other one-half of the award is cash and is included under the "Bonus" column. Stock units awarded in a given year, together with cash representing the accumulated dividend equivalents on those stock units, became fully vested after a three-year holding period. Stock units are converted into cash based on the closing price of the common stock on the first trading day of the distribution year. Participants (or beneficiaries of deceased participants) whose employment is terminated by retirement on or after age 55, disability or death receive the present value of all unpaid awards on the date of such termination. Participants whose employment is terminated for reasons other than retirement, disability or death forfeit all unvested awards. In the event of a termination of employment within two years after a change in control of Illinova or any of its subsidiaries, without good cause or by any participant for good reason, all awards become fully vested and payable.
(5) Number of shares underlying options reflects the two-for-one stock split effected by Dynegy Inc. in August 2000 and the .69 merger conversion ratio used in the Dynegy-Illinova merger. Such number also includes options granted in 2001 for 2000.
(6) The amounts included as "All Other Compensation" for 2000 represent contributions to the Named Executive Officers' respective savings plan accounts. The amounts included for Messrs. Altenbaumer and Butts for 1999 also include pre-severance payments under compensation plans that were retired in connection with the Dynegy-Illinova merger.
(7) Mr. Bergstrom served as IP's only Chief Executive Officer for the year 2000, as IP's previous Chief Executive Officer terminated as such in December 1999.
(8)  Mr. Bergstrom became an executive officer of IP in February 2000.
(9) Mr. Bergstrom is not compensated by IP for services rendered as its Chief Executive Officer. Mr. Bergstrom is compensated by Dynegy for services rendered in all capacities to Dynegy and its affiliates, including IP. Information with respect to Mr. Bergstrom's compensation will be contained in Dynegy's Proxy Statement for its 2001 Annual Meeting of Shareholders (the "Proxy Statement").
(10) Ms. Patton became an executive officer of IP in February 2000.

(11) Amount includes an aggregate annual allowance for living and car expenses of $27,924 and $15,540 of reimbursements related to expenses incurred by Ms. Patton in connection with her relocation to Illinois following the Dynegy-Illinova merger. See "-Employment Contracts and Change-in-Control Arrangements."
(12) Ms. Carter became an executive officer of IP in February 2000.
(13) Reflects amounts paid to Mr. Butts by IP from March 1999 through December 1999. Mr. Butts was compensated by IEP for his employment with IEP during January and February 1999.


OPTION GRANTS IN 2000

   The following table sets forth certain information with respect to Dynegy stock option grants made to the Named Executive Officers during 2000 under the Dynegy Inc. 2000 Long-Term Incentive Plan. Dynegy indirectly owns all of the common stock of IP. No stock option appreciation rights were granted during 2000.

INDIVIDUAL GRANTS

                                                                                         POTENTIAL REALIZABLE VALUE
                       NUMBER OF            % OF TOTAL                                   AT ASSUMED ANNUAL RATES OF
                       SECURITIES           OPTIONS                                      STOCK PRICE APPRECIATION
                       UNDERLYING           GRANTED TO                                   FOR OPTION TERM(2)
                       OPTIONS              EMPLOYEES     EXERCISE          EXPIRATION   ------------------
NAME                   GRANTED(1)           IN 2000(1)    PRICE $/SHARE(1)  DATE                 5%           10%
----                   ----------           ----------    ----------------  ----                 --           ---
Stephen W. Bergstrom             (3)              (3)                (3)           (3)             (3)          (3)
Larry F. Altenbaumer         25,218                *             $23.38        2/2/10      $  370,794   $  939,666
                             59,335                *             $47.19       2/19/11      $1,760,917   $4,462,509
David W. Butts               22,728                *             $23.38        2/2/10      $  332,753   $  843,262
                             18,763                *             $47.19       2/19/11      $  556,840   $1,411,141
Kathryn L. Patton            16,548                *             $47.19       2/19/11      $  491,104   $1,244,554
Peggy E. Carter               3,129                *             $47.19       2/19/11      $   92,861   $  235,328

--------------------------------
* Less than 1%.
(1) Number of securities underlying options/exercise price reflects the two-for-one stock split effected by Dynegy Inc. in August 2000 and the .69 merger conversion ratio used in the Dynegy-Illinova merger. Such number also reflects options granted to the Named Executive Officers in 2001 for 2000. Percent of total options granted to employees reflects the number of Dynegy stock options granted to employees of Dynegy and its affiliates, including IP, in 2000.
(2) The dollar amounts under these columns represent the potential realizable value of each grant of options assuming that the market price of Dynegy common stock appreciates in value from the date of grant at the 5% and 10% annual rates prescribed by the SEC and are not intended to forecast possible future appreciation, if any, of the price of Dynegy common stock.
(3) Information with respect to Mr. Bergstrom's Dynegy stock option grants will be contained in Dynegy's Proxy Statement under the heading "Executive Compensation."

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

   The following table sets forth certain information regarding Dynegy stock options held by the Named Executive Officers at December 31, 2000.

                                                   NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                   UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS AT
                        SHARES                     OPTIONS AT FISCAL YEAR-END(1)  FISCAL YEAR-END(2)
                        ACQUIRED     VALUE         ------------------------------ -------------------
NAME                    ON EXERCISE  REALIZED      EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
----                    -----------  --------      -----------   -------------    -----------   -------------
Stephen W. Bergstrom        (3)          (3)           (3)             (3)            (3)           (3)
Larry F. Altenbaumer         38,600  $1,244,863        76,206        60,812       $3,151,415      $2,541,189
David W. Butts               41,800  $1,327,391        53,976        45,152       $2,190,747      $2,144,693
Kathryn L. Patton             1,900  $   89,182        27,415         8,830       $1,199,340      $  348,277
Peggy E. Carter                   0  $        0             0         6,000       $        0      $  243,015

--------------------------------
(1) Number of shares underlying options reflects the two-for-one stock split effected by Dynegy Inc. in August 2000 and the .69 merger conversion ratio used in the Dynegy-Illinova merger. Certain unexercisable options held by Messrs. Altenbaumer and Butts and Ms. Patton became fully vested and exercisable effective upon the closing of the merger on February 1, 2000. See "-Employment Contracts and Change-in-Control Arrangements."
(2) Value based on the closing price of $56.0625 on the New York Stock Exchange
    - Composite Tape for Dynegy common stock on December 29, 2000.
(3) Information with respect to Mr. Bergstrom's Dynegy stock option exercises and year-end values will be contained in Dynegy's Proxy Statement under the heading "Executive Compensation."


PENSION BENEFITS

   The following table shows the estimated annual pension benefits on a straight life annuity basis payable on retirement to Messrs. Altenbaumer and Butts and Ms. Carter based on specified annual average earnings and years of credited service classifications, assuming continuation of the IP Retirement Income Plan for Salaried Employees (the "IP Retirement Plan") and employment until age 65. Estimated annual benefits under the IP Retirement Plan are payable only with respect to annual earnings up to $170,000. This table does not show the Social Security offset, but any actual pension benefit payments would be subject to this offset.

                               ESTIMATED ANNUAL BENEFITS (ROUNDED)
---------------- -------------- --------------- -------------- ---------------
    Annual           15 Yrs.        20 Yrs.         25 Yrs.        30 Yrs.
    Average          Credited       Credited        Credited       Credited
    Earnings         Service        Service         Service        Service
---------------- -------------- --------------- -------------- ---------------
    $125,000         $ 37,500       $ 50,000        $ 62,500       $ 75,000
---------------- -------------- --------------- -------------- ---------------
     150,000           45,000         60,000          75,000         90,000
---------------- -------------- --------------- -------------- ---------------
     170,000           51,000         68,000          85,000        102,000

   The earnings used in determining pension benefits under the IP Retirement Plan are the participants' regular base compensation, as set forth under the "Salary" column in the Summary Compensation Table above.

   At December 31, 2000, for purposes of the IP Retirement Plan, Messrs. Altenbaumer and Butts and Ms. Carter had completed 28, 22 and 16 years of credited service, respectively. None of the other Named Executive Officers participate in the IP Retirement Plan.

COMPENSATION OF DIRECTORS

   None of IP's Directors receive special or additional compensation as a result of their service on the Board of Directors or any committee of the Board of Directors.

EMPLOYMENT CONTRACTS AND CHANGE-IN-CONTROL ARRANGEMENTS

   Dynegy has employment agreements with each of Messrs. Altenbaumer, Bergstrom, Butts and Doty and Ms. Patton. The employment agreements of Messrs. Bergstrom and Doty will be described in Dynegy's Proxy Statement. The employment agreements of Messrs. Altenbaumer and Butts and Ms. Patton are described below.

LARRY ALTENBAUMER EMPLOYMENT AGREEMENT. Effective upon the closing of the Dynegy-Illinova merger on February 1, 2000, Dynegy Inc. entered into a three-year employment agreement with Mr. Altenbaumer, pursuant to which Mr. Altenbaumer serves as President of IP and Senior Vice President of Dynegy Inc. The term of the agreement will automatically be extended for additional one-year periods unless either party elects otherwise. Mr. Altenbaumer's employment agreement entitles him to a base salary of $290,000, subject to increase at the discretion of the Board of Directors, and the annual opportunity to earn additional bonus amounts. Upon the closing of the merger, Mr. Altenbaumer also was awarded grants of Dynegy stock options under the Dynegy Inc. 2000 Long Term Incentive Plan with a value equal to 150% of his base salary and restricted stock with an in-the-money value equal to approximately $250,000. Under the terms of the employment agreement, all options granted to Mr. Altenbaumer prior to November 1, 1999 became fully vested as of February 1, 2000. The employment agreement also contains non-compete provisions in the event of Mr. Altenbaumer's termination of employment.

   Mr. Altenbaumer's employment agreement also includes provisions governing the payment of severance benefits if his employment is terminated due to resignation following a "constructive termination," as defined in the agreement, or for any other reason other than his voluntary resignation, death, disability or discharge for cause. Any such severance benefits shall be made as follows: (i) A lump sum amount equal to the product of (a) 2.99 and (b) the greater of (1) the average annual base salary and incentive compensation paid to Mr. Altenbaumer for the highest three calendar years preceding the year of termination, and (2) Mr. Altenbaumer's base salary and target bonus amount for the year of termination; (ii) A lump sum amount equal to the present value, as defined by Dynegy's Board of Directors, of the senior management benefits and other perquisites otherwise owed to Mr. Altenbaumer through the remaining term of his employment; (iii) Vesting of any previously granted unvested Dynegy stock options to be exercised until the later of the term of his agreement and the one-year anniversary of the termination date; and (iv) Continued health and welfare benefits for 36 months from the termination date.

DAVID W. BUTTS EMPLOYMENT AGREEMENT. Effective upon the closing of the Dynegy-Illinova merger on February 1, 2000, Dynegy Inc. entered into a three-year employment agreement with Mr. Butts, pursuant to which Mr. Butts serves as Executive Vice President and Chief Operating Officer of IP and Vice President of Dynegy Inc. The term of the agreement will automatically be extended for additional one-year periods unless either party elects otherwise. Mr. Butts' employment agreement entitles him to a base salary of $245,000, subject to increase at the discretion of the Board of Directors, and the annual opportunity to earn additional bonus amounts, dependent upon certain financial objectives, as a participant in Dynegy's Incentive Compensation Plan. Upon the closing of the merger, Mr. Butts also was awarded grants of Dynegy stock options under the Dynegy Inc. 2000 Long Term Incentive Plan with a value equal to 160% of his base salary. Under the terms of the employment agreement, all options granted to Mr. Butts prior to November 1, 1999 became fully vested as of February 1, 2000. The employment agreement also contains non-compete provisions in the event of Mr. Butts' termination of employment.

   Mr. Butts' employment agreement also includes provisions governing the payment of severance benefits if his employment is terminated due to resignation following a "constructive termination," as defined in the agreement, or for any other reason other than his voluntary resignation, death, disability or discharge for cause. Any such severance benefits shall be made as follows: (i) A lump sum amount equal to the product of (a) 2.99 and (b) the greater of (1) the average annual base salary and incentive compensation paid to Mr. Butts for the highest three calendar years preceding the year of termination, and (2) Mr. Butts' base salary and target bonus amount for the year of termination; (ii) A lump sum amount equal to the present value, as defined by Dynegy's Board of Directors, of the senior management benefits and other perquisites otherwise owed to Mr. Butts through the remaining term of his employment; (iii) Vesting of any previously granted unvested Dynegy stock options to be exercised until the later of the term of his agreement and the one-year anniversary of the termination date; and (iv) Continued health and welfare benefits for 36 months from the termination date.

KATHRYN L. PATTON EMPLOYMENT AGREEMENT. Effective upon the closing of the Dynegy-Illinova merger on February 1, 2000, Dynegy Inc. entered into a two-year employment agreement with Ms. Patton, pursuant to which Ms. Patton serves as Vice President and General Counsel of IP. The term of the agreement will automatically be extended for an additional one-year period unless either party elects otherwise. Ms. Patton's employment agreement entitles her to a base salary of $175,000, subject to increase at the discretion of the Board of Directors, and the annual opportunity to earn additional bonus amounts, dependent upon certain financial objectives, as a participant in Dynegy's Incentive Compensation Plan. Ms. Patton also is entitled to a housing and automobile allowance of $2,327 per month during the original two-year term of the agreement, after which she may request that she be returned to the Dynegy organization in Houston, Texas as a Vice President at the same base salary and target bonus. If such request is not granted within 60 days, Ms. Patton may terminate her employment and would be entitled to 18 months of base salary and target bonus and vesting of any unvested options granted before December 31, 1999. Under the terms of the employment agreement, all options granted to Ms. Patton prior to November 1, 1999 became fully vested as of February 1, 2000. The employment agreement also contains non-compete provisions in the event of Ms. Patton's termination of employment.

   Ms. Patton's employment agreement also includes provisions governing the payment of severance benefits if her employment is terminated due to resignation following a "constructive termination," as defined in the agreement, or for any other reason other than her voluntary resignation, death, disability or discharge for cause. Any such severance benefits shall be made as follows: (i) A lump sum amount equal to 150% of Ms. Patton's base salary and target bonus amount for the year of termination; (ii) Vesting of any previously granted unvested Dynegy stock options to be exercised until the later of the term of her agreement and the one-year anniversary of the termination date; (iii) Reimbursement of all reasonable out-of-pocket moving expenses from Decatur, Illinois to Houston, Texas and assumption of liability through the end of the contract term for Ms. Patton's housing and automobile leases in Decatur, Illinois up to $2,327 per month; and (iv) Continued health and welfare benefits for 24 months from the termination date.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   Dynegy and IP have a joint Compensation Committee that was comprised of Dan Dienstbier (Chairman), Charles Bayless, D.W. Callahan and Patricia Eckert during 2000. There are no matters relating to interlocks or insider participation that IP is required to report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   All of IP's common stock is owned by Illinova, which is a wholly owned subsidiary of Dynegy. IP also has five series of preferred stock outstanding, none of which is owned by any director or executive officer. Moreover, to the best of IP's knowledge, no owner holds more than 5% of any such series of preferred stock.

   The following table sets forth, as of March 7, 2001 except as otherwise noted, certain information regarding beneficial ownership of the capital stock of Dynegy by:

-- each person who is known by IP to own beneficially more than 5% of Dynegy's capital stock,
-- each director of IP,
-- IP's Chief Executive Officer and its four other most highly compensated executive officers, and
-- all directors and executive officers of IP as a group.

   Share amounts and percentages shown for each individual or group in the table have been adjusted to give effect to the (i) two-for-one stock split effected by Dynegy Inc. in August 2000, (ii) exercise of all options and warrants exercisable by each individual within 60 days of March 7, 2001 and
(iii) the .69 merger conversion ratio used in the Dynegy-Illinova merger.

                                                                NUMBER OF SHARES (1)
                                                          ---------------------------------
                                                                                               PERCENT OF
                                                            CLASS A          CLASS B            CLASS A
                                                          COMMON STOCK     COMMON STOCK      COMMON STOCK(2)
                                                          ------------- ------------------- -----------------
CHEVRON CORPORATION (3)                                     ---             86,499,914           27.0(3)
 Chevron USA Inc.
 575 Market Street
 San Francisco, CA 94104
FIDELITY MANAGEMENT & RESEARCH COMPANY (4)                  16,703,190         ---                7.0
 82 Devonshire
 Boston, MA 02109
LARRY F. ALTENBAUMER (5)                                        89,408         ---                 *
STEPHEN W. BERGSTROM (6)                                     3,337,084         ---                1.4
DAVID W. BUTTS (7)                                              59,179         ---                 *
PEGGY E. CARTER (8)                                              1,704         ---                 *
ROBERT D. DOTY (9)                                             322,163         ---                 *
KATHRYN L. PATTON (10)                                          27,845         ---                 *
KENNETH E. RANDOLPH (11)                                     1,854,717         ---                 *
C.L. WATSON (12)                                            12,349,804         ---                5.2
EXECUTIVE OFFICERS AND DIRECTORS OF
 IP AS A GROUP                                              18,041,904         ---                7.6
 (8 persons) (5)(6)(7)(8)(9)(10)(11)(12)

-------------------
  *  Less than 1%.
(1) Unless otherwise noted, each of the persons has sole voting and investment power with respect to the shares reported.
(2) Based upon 238,944,006 shares of Class A common stock and 86,499,914 shares of Class B common stock outstanding at March 7, 2001.
(3) The shares are held of record by Chevron USA Inc. Chevron Corporation beneficially owns 100% of the capital stock of Chevron USA. Consequently, Chevron Corporation may be deemed to beneficially own all of the shares of Class B common stock owned of record by Chevron USA. Percent of Class A common stock beneficially owned assumes conversion of Class B common stock for purposes of computing Chevron's beneficial ownership only.
(4) According to its Form 13G/A for the year ended December 31, 2000. Advisor subsidiaries of Fidelity Management &

     Research Company have sole voting power for 3,948,602 shares and sole power to dispose or direct the disposition of 16,703,190 shares.
(5) Includes 76,206 shares of Class A common stock issuable upon the exercise of employee stock options held by Mr. Altenbaumer that are exercisable within 60 days of March 7, 2001. Also includes approximately 6,428 shares of Class A common stock held by the Trustee of IP's 401(k) Plan (the "IP 401(k) Plan") as of March 7, 2001 for the account of Mr. Altenbaumer. Mr. Altenbaumer holds voting power with respect to such shares.
(6) Includes 601,174 shares of Class A common stock that are owned by trusts established by Mr. Bergstrom for the benefit of his minor children. Mr. Bergstrom's father is the sole trustee of such trusts. Mr. Bergstrom disclaims beneficial ownership of all of the shares of Class A common stock held by such trusts. Also includes 824,691 shares of Class A common stock issuable upon the exercise of employee stock options held by Mr. Bergstrom that are exercisable within 60 days of March 7, 2001. The number of shares does not include approximately 6,033 shares of Class A common stock held by the Trustee of the Dynegy Inc. Profit Sharing/401(k) Savings Plan (the "Dynegy 401(k) Plan") as of February 28, 2001 for the account of Mr. Bergstrom. Participants in the Dynegy 401(k) Plan have no voting or investment power with respect to such shares until their distribution to such participants upon termination of their employment. In addition, Mr. Bergstrom may elect to take cash in lieu of shares of Class A common stock held in his Dynegy 401(k) Plan account upon termination of his employment.
(7) Includes 262 shares of Class A common stock that are owned by trusts established by Mr. Butts for the benefit of his minor children. Mr. Butts' wife is the sole trustee of such trusts. Mr. Butts disclaims beneficial ownership of all of the shares of Class A common stock held by such trusts. Also includes 53,976 shares of Class A common stock issuable upon the exercise of employee stock options held by Mr. Butts that are exercisable within 60 days of March 7, 2001. Also includes approximately 2,199 shares of Class A common stock held by the Trustee of the IP 401(k) Plan as of March 7, 2001 for the account of Mr. Butts. Mr. Butts holds voting power with respect to such shares.
(8) All of such shares are held by the Trustee of the IP 401(k) Plan as of March 7, 2001 for the account of Ms. Carter. Ms. Carter holds voting power with respect to such shares.
(9) Includes 293,448 shares of Class A common stock issuable upon the exercise of employee stock options held by Mr. Doty that are exercisable within 60 days of March 7, 2001. The number of shares does not include approximately 5,747 shares of Class A common stock held by the Trustee of the Dynegy 401(k) Plan as of February 28, 2001 for the account of Mr. Doty. Participants in the Dynegy 401(k) Plan have no voting or investment power with respect to such shares until their distribution to such participants upon termination of their employment. In addition, Mr. Doty may elect to take cash in lieu of shares of Class A common stock held in his Dynegy 401(k) Plan account upon termination of his employment.
(10) Includes 27,415 shares of Class A common stock issuable upon the exercise of employee stock options held by Ms. Patton that are exercisable within 60 days of March 7, 2001. The number of shares does not include approximately 4,063 shares of Class A common stock held by the Trustee of the Dynegy 401(k) Plan as of February 28, 2001 for the account of Ms. Patton. Participants in the Dynegy 401(k) Plan have no voting or investment power with respect to such shares until their distribution to such participants upon termination of their employment. In addition, Ms. Patton may elect to take cash in lieu of shares of Class A common stock held in her Dynegy 401(k) Plan account upon termination of her employment.
(11) Includes 257,745 shares of Class A common stock issuable upon the exercise of employee stock options held by Mr. Randolph that are exercisable within 60 days of March 7, 2001. The number of shares does not include approximately 5,988 shares of Class A common stock held by the Trustee of the Dynegy 401(k) Plan as of February 28, 2001 for the account of Mr. Randolph. Participants in the Dynegy 401(k) Plan have no voting or investment power with respect to such shares until their distribution to such participants upon termination of their employment. In addition, Mr. Randolph may elect to take cash in lieu of shares of Class A common stock held in his Dynegy 401(k) Plan account upon termination of his employment.
(12) Includes 8,524,816 shares held of record by one or more partnerships, of which Mr. Watson and his wife are the sole shareholders of the corporate general partner and of which Mr. Watson (individually), his wife and certain trusts (the "Trusts") established by Mr. Watson for the benefit of his three children, of which Mr. Watson or his wife are the sole trustees, and a corporation, of which Mr. Watson and the Trusts are the sole shareholders, are the sole limited partners (the "Family Limited Partnership"). Mr. Watson may be deemed to beneficially own all of the shares of Class A common stock held by the Family Limited Partnership. Mr. Watson may be deemed to beneficially own all of the shares of Class A common stock held by such trusts. Also includes 3,824,988 shares of Class A common stock issuable upon the exercise of employee stock options held by Mr. Watson that are exercisable within 60 days of March 7, 2001 for the account of Mr. Watson. The number of shares does not include approximately 6,332 shares of Class A common stock held by the Trustee of the Dynegy 401(k) Plan as of February 28, 2001 for the account of Mr. Watson. Participants in the Dynegy 401(k) Plan have no voting or investment power with respect to such shares until their distribution to such participants upon termination of their employment. In addition, Mr. Watson may elect to take cash in lieu of shares of Class A common stock held in his Dynegy 401(k) Plan account upon termination of his employment.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   IP routinely conducts business with subsidiaries of Dynegy. These transactions include the purchase or sale of electricity, natural gas and transmission services as well as certain other services. IP derived approximately $39.6 million in operating revenue from these transactions during 2000. Also, IP paid approximately $628.0 million, including $557.9 million for power purchased, in operating expenses relating to such transactions during 2000. All such transactions were conducted at prices and terms similar to those available to and transacted with unrelated third parties.

   With respect to electricity purchases, IP has a PPA with DMG that provides IP the right to purchase power from DMG for a primary term extending through December 31, 2004. The primary term may be extended annually, subject to concurrence by both parties. The PPA defines the terms and conditions under which DMG provides capacity and energy to IP pursuant to a tiered pricing structure. For more information regarding the PPA, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters."

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

   Effective October 1, 1999, IP transferred its wholly owned fossil generating assets and other generation-related assets and liabilities at net book value to Illinova in exchange for an unsecured note receivable of approximately $2.8 billion. Such assets subsequently were contributed by Illinova to an affiliate that later became DMG. The note matures on September 30, 2009 and bears interest at a rate of 7.5%, due semiannually in April and October. At December 31, 2000, principal and accrued interest outstanding under the note approximated $2.3 billion and $42.4 million, respectively. IP recognized $174.9 million in interest income on the note from Illinova in 2000.


                                     PART IV
--------------------------------------------------------------------------------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   The following documents, which have been filed by IP with the SEC pursuant to the Securities Exchange Act of 1934, as amended, are by this reference incorporated in and made a part of this report:

(1) Financial Statements - Consolidated financial statements of IP are incorporated under Item 8. of this Form 10-K.

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

     (a)  Reports on Form 8-K during the quarter ended December 31, 2000:  None

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ILLINOIS POWER COMPANY
                                           (REGISTRANT)

                                      By:  /S/LARRY F. ALTENBAUMER
                                         ------------------------------------
                                           Larry F. Altenbaumer, President


                                      Date:   MARCH 28, 2001
                                           ----------------------------------

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                TITLE                                   DATE
---------                                -----                                   ----
/s/Stephen W. Bergstrom                  Chief Executive Officer and Director     March 28, 2001
-----------------------------------
     Stephen W. Bergstrom
     (Principal Executive Officer)

/s/Robert D. Doty, Jr.                   Chief Financial Officer, Senior Vice     March 28, 2001
-----------------------------------      President and Director
     Robert D. Doty, Jr.
     (Principal Financial Officer)

/s/Peggy E. Carter                       Vice President and Controller            March 28, 2001
-----------------------------------
     Peggy E. Carter
     (Principal Accounting Officer)

/s/Larry F. Altenbaumer                  President and Director                   March 28, 2001
-----------------------------------
     Larry F. Altenbaumer

/s/C. L. Watson                          Director                                 March 28, 2001
-----------------------------------
     C. L. Watson

/s/Kenneth E. Randolph                   Director                                 March 28, 2001
-----------------------------------
     Kenneth E. Randolph

                                 EXHIBIT INDEX
EXHIBIT                           DESCRIPTION
-------                          -------------

(3)(i) ARTICLES OF INCORPORATION

Amended and Restated Articles of Incorporation of Illinois Power Company, dated September 7, 1994. Filed as Exhibit 3(a) to the Current Report on Form 8-K dated September 7, 1994 (File No. 1-3004).*

(3)(ii) BY-LAWS

By-laws of Illinois Power Company, as amended December 14, 1994. Filed as
Exhibit 3(b)(1) to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1994 (File No. 1-3004).*

(4) INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

4.1 - General Mortgage Indenture and Deed of Trust dated as of November 1, 1992. Filed as Exhibit 4(cc) to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1992 (File No. 1-3004).*

4.2 - Supplemental Indenture dated February 15, 1993, to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992. Filed as Exhibit 4(ee) to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1992 (File No. 1-3004).*

4.3 - Supplemental Indenture No. 1 dated March 15, 1993, to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992. Filed as Exhibit 4(gg) to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1992 (File No. 1-3004).*

4.4 - Supplemental Indenture No. 2 dated March 15, 1993, to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992. Filed as Exhibit 4(ii) to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1992 (File No. 1-3004).*

4.5 - Supplemental Indenture dated July 15, 1993, to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992. Filed as Exhibit 4(kk) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 1-3004).*

4.6 - Supplemental Indenture dated August 1, 1993, to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992. Filed as Exhibit 4(mm) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 1-3004).*

4.7 - Supplemental Indenture dated October 15, 1993, to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992. Filed as Exhibit 4(oo) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 1-3004).*

4.8 - Supplemental Indenture dated November 1, 1993, to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992. Filed as Exhibit 4(qq) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 1-3004).*

4.9 - Indenture dated January 1, 1996 between Illinois Power Company and Wilmington Trust Company. Filed as Exhibit 4(b)(36) to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1995 (File No. 1-3004).*

EXHIBIT                           DESCRIPTION
-------                          -------------

4.10 - First Supplemental Indenture dated January 1, 1996, between Illinois Power Company and Wilmington Trust Company. Filed as Exhibit 4(b)(37) to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1995 (File No. 1-3004).*

4.11 - Supplemental Indenture dated April 1, 1997, to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992. Filed as Exhibit 4(b) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 1-3004).*

4.12 - Supplemental Indenture dated as of March 1, 1998, to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992 providing for the issuance of $18,700,000 principal amount of 5.40% pollution control bonds. Filed as Exhibit 4.41 to the Registration Statement on Form S-3, filed January 22, 1999 (File No. 333-71061).*

4.13 - Supplemental Indenture dated as of March 1, 1998, to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992 providing for the issuance of $33,755,000 principal amount of 5.40% pollution control bonds. Filed as Exhibit 4.42 to the Registration Statement on Form S-3, filed January 22, 1999 (File No. 333-71061).*

4.14 - Supplemental Indenture dated as of July 15, 1998, to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992 providing for the issuance of $100,000,000 principal amount of 6.25% New Mortgage Bonds. Filed as
Exhibit 4.44 to the Registration Statement on Form S-3, filed January 22, 1999 (File No. 333-71061).*

4.15 - Supplemental Indenture dated as of September 15, 1998, to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992 providing for the issuance of $100,000,000 principal amount of 6.00% New Mortgage Bonds. Filed as Exhibit 4.46 to the Registration Statement on Form S-3, filed January 22, 1999 (File No. 333-71061).*

4.16 - Supplemental Indenture dated as of October 1, 1998, to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992 providing for the transfer of Letter of Credit providers on three series of pollution control bonds totaling $111,770,000. Filed as Exhibit 4.47 to the Registration Statement on Form S-3, filed January 22, 1999 (File No. 333-71061).*

4.17 - Supplemental Indenture dated as of June 15, 1999, to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992 providing for the issuance of $200,000,000 principal amount of 7.50% New Mortgage Bonds. Filed as
Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-3004).*

4.18 - Supplemental Indenture dated as of July 15, 1999, to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992 providing for the issuance of $35,615,000 principal amount of 5.70% Series U pollution control bonds. Filed as Exhibit 4.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-3004).*

4.19 - Supplemental Indenture dated as of July 15, 1999, to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992 providing for the issuance of $84,150,000 principal amount of 7.40% Series V pollution control bonds. Filed as Exhibit 4.6 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-3004).*

(10) MATERIAL CONTRACTS

10.1 - Group Insurance Benefits for Managerial Employees of Illinois Power Company as amended January 1, 1983. Filed as Exhibit 10(a) to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1983 (File No. 1-3004).~*

EXHIBIT                           DESCRIPTION
-------                          -------------

10.2 - Illinois Power Company Retirement Income Plan for salaried employees as amended and restated effective January 1, 1989, as further amended through January 1, 1994. Filed as Exhibit 10(m) to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1994 (File No. 1-3004).~*

10.3 - Illinois Power Company Retirement Income Plan for employees covered under a collective bargaining agreement as amended and restated effective as of January 1, 1994. Filed as Exhibit 10(n) to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1994 (File No. 1-3004).~*

10.4 - Illinois Power Company Incentive Savings Plan as amended and restated effective January 1, 1991 and as further amended through amendments adopted December 28, 1994. Filed as Exhibit 10(o) to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1994 (File No. 1-3004).~*

10.5 - Illinois Power Company Incentive Savings Plan for employees covered under a collective bargaining agreement as amended and restated effective January 1, 1991 and as further amended through amendments adopted December 28, 1994. Filed as Exhibit 10(p) to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1994 (File No. 1-3004).~*

10.6 - Illinois Power Company Supplemental Retirement Income Plan for Salaried Employees of Illinois Power Company as amended by resolutions adopted by the Board of Directors on June 10-11, 1997. Filed as Exhibit 10(b)(13) to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1997 (File No. 1-3004).~*

10.7 - Settlement Agreement entered into as of December 22, 1999 between Illinova Corporation on behalf of it and its subsidiaries including IP and Charles E. Bayless. Filed as Exhibit 10(a)(15) to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1999 (File No. 1-3004).~*

10.8 - Settlement Agreement entered into as of December 3, 1999 between Illinova Corporation on behalf of it and its subsidiaries including IP and George W. Miraben. Filed as Exhibit 10(a)(16) to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1999 (File No. 1-3004).~*

10.9 - Settlement Agreement entered into as of December 14, 1999 between Illinova Corporation on behalf of it and its subsidiaries including IP and William B. Conway Jr. Filed as Exhibit 10(a)(17) to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1999 (File No. 1-3004).~*

10.10 - Settlement Agreement entered into as of November 1999 between Illinova Corporation on behalf of it and its subsidiaries including IP and the following officers: Larry F. Altenbaumer, Paul L. Lang, Kim B. Leftwich, David W. Butts, Robert D. Reynolds, Robert A. Schultz, Cynthia G. Steward, Leah Manning Stetzner, and Eric B. Weekes. Filed as Exhibit 10(a)(18) to the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1999 (File No. 1-3004).~*

(12) STATEMENT OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

(21) SUBSIDIARIES OF REGISTRANTS

21.1 - Subsidiaries of IP.

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

   The current year consolidated financial statements have been audited by Illinois Power's independent accountants, Arthur Andersen LLP, in accordance with generally accepted auditing standards. The prior year consolidated financial statements were audited by Illinois Power's independent accountants, PricewaterhouseCoopers LLP in accordance with generally accepted auditing standards. Such standards include the evaluation of internal accounting controls to establish a basis for developing the scope of the examination of the consolidated financial statements.




Larry F. Altenbaumer
PRESIDENT





David W. Butts
EXECUTIVE VICE PRESIDENT
& CHIEF OPERATING OFFICER

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Illinois Power Company:

We have audited the accompanying consolidated balance sheet of Illinois Power Company (an indirect, wholly owned subsidiary of Dynegy Inc.) and subsidiaries as of December 31, 2000, and the related consolidated statements of income, retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Illinois Power Company and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                                       Arthur Andersen LLP

Houston, TX
March 6, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholder of Illinois Power Company:

In our opinion, the consolidated balance sheet as of December 31, 1999 and the related consolidated statements of income, of cash flows and of retained earnings for each of the two years in the period ended December 31, 1999 (appearing in the Illinois Power Company (the "Company") 2000 Annual Report on Form 10-K) present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries at December 31, 1999 and for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the consolidated financial statements of Illinois Power Company for any period subsequent to December 31, 1999.

As explained in Note 2 to the consolidated financial statements, Illinova Corporation ("Illinova"), the Company's parent, merged with Dynegy, Inc. on February 1, 2000.

As explained in Note 4 to the consolidated financial statements, the Company transferred its wholly owned fossil generating assets and other generation-related assets and liabilities to Illinova in exchange for a note receivable on October 1, 1999.

As explained in Note 3 to the consolidated financial statements, the Company's commitment to exit nuclear operations resulted in an impairment of the Clinton Power Station in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in December 1998.

As explained in Note 3 to the consolidated financial statements, the Company effected a quasi-reorganization in December 1998. In conjunction with the accounting for a quasi-reorganization, the Company adjusted the recorded value of specific assets and liabilities to fair value, including its fossil power generation stations. In addition, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" and Emerging Issues Task Force Statement 98-10, "Accounting for Energy Trading and Risk Management Activities."

PricewaterhouseCoopers LLP
St. Louis, Missouri
February 28, 2000

ILLINOIS POWER COMPANY
C O N S O L I D A T E D   S T A T E M E N T S   O F    I N C O M E
----------------------------------------------------------------------------------------------------------------------------
                                                                                                       (MILLIONS OF DOLLARS)
----------------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                            2000             1999               1998
OPERATING REVENUES
Electric                                                               $ 1,189.4         $ 1,178.6         $ 1,224.2
Electric interchange                                                         2.7             420.2             557.2
Gas                                                                        393.5             304.4             287.8
----------------------------------------------------------------------------------------------------------------------------
         Total                                                           1,585.6           1,903.2           2,069.2
----------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES AND TAXES
Fuel for electric plants                                                     -               191.2             250.2
Power purchased                                                            729.3             421.1             735.2
Gas purchased for resale                                                   252.7             165.1             149.6
Other operating expenses                                                   143.5             466.9             381.6
Retirement and severance expense                                            31.0               -                 -
Maintenance                                                                 57.7             107.8             156.3
Depreciation and amortization                                               77.6             151.8             203.6
Amortization of regulatory asset                                            50.6              26.4               -
General taxes                                                               74.0             100.8             123.2
Income taxes                                                                13.2              54.4             (30.9)
Income tax - impairment loss                                                 -                 -              (982.8)
Clinton plant impairment loss (Note 3)                                       -                 -             2,666.9
----------------------------------------------------------------------------------------------------------------------------
         Total                                                           1,429.6           1,685.5           3,652.9
----------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                    156.0             217.7          (1,583.7)
----------------------------------------------------------------------------------------------------------------------------
OTHER INCOME AND DEDUCTIONS - NET
ITC - Clinton impairment                                                     -                 -               160.4
Interest income from affiliates                                            175.3             52.9                -
Miscellaneous - net                                                        (58.6)           (13.3)               2.6
----------------------------------------------------------------------------------------------------------------------------
         Total                                                             116.7             39.6              163.0
----------------------------------------------------------------------------------------------------------------------------
Income (loss) before interest charges                                      272.7            257.3           (1,420.7)
----------------------------------------------------------------------------------------------------------------------------
INTEREST CHARGES
Interest expense                                                           139.1            148.4              134.9
Allowance for borrowed funds used during construction                       (1.3)            (4.2)              (3.2)
----------------------------------------------------------------------------------------------------------------------------
         Total                                                             137.8            144.2              131.7
----------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                          134.9            113.1           (1,552.4)
Less - Preferred dividend requirements                                      13.9             19.2               19.8
Plus - Carrying amount over consideration
       paid for redeemed preferred stock                                     -                1.7                -
----------------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common stock                           $   121.0         $   95.6          $(1,572.2)
----------------------------------------------------------------------------------------------------------------------------
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

ILLINOIS POWER COMPANY
C O N S O L I D A T E D   B A L A N C E   S H E E T S
----------------------------------------------------------------------------------------------------------------
                                                                                           (MILLIONS OF DOLLARS)
----------------------------------------------------------------------------------------------------------------
December 31,                                                                               2000            1999
ASSETS
UTILITY PLANT
Electric (includes construction work in progress of $113.9 million and
   $84.4 million, respectively)                                                  $      2,300.8   $     2,188.9
Gas (includes construction work in progress of $18.7 million and $17.1 million,
   respectively)                                                                          739.9           714.2
----------------------------------------------------------------------------------------------------------------
                                                                                        3,040.7         2,903.1
Less -- accumulated depreciation                                                        1,192.6         1,138.6
----------------------------------------------------------------------------------------------------------------
                                                                                        1,848.1         1,764.5
----------------------------------------------------------------------------------------------------------------
INVESTMENTS AND OTHER ASSETS                                                               15.7            13.1
----------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents                                                                  24.1            23.5
Accounts receivable  (less allowance for doubtful accounts relating to 2000 and 1999 of $5.5 million)
       Service                                                                            114.2            91.7
       Other                                                                               55.1            16.4
Accounts receivable, affiliates                                                            51.4            83.6
Accrued unbilled revenue                                                                  116.7            83.4
Materials and supplies, at average cost
      Gas in underground storage                                                           36.5            24.2
      Operating materials                                                                  13.9            16.8
Prepaid and refundable income taxes                                                         -              65.9
Prepayments and other                                                                      12.4            35.8
----------------------------------------------------------------------------------------------------------------
                                                                                          424.3           441.3
----------------------------------------------------------------------------------------------------------------
DEFERRED CHARGES
Note receivable from affiliate                                                          2,262.1         2,597.6
Transition period cost recovery                                                           272.8           320.3
Other                                                                                     148.7           161.0
----------------------------------------------------------------------------------------------------------------
                                                                                        2,683.6         3,078.9
----------------------------------------------------------------------------------------------------------------
                                                                                 $      4,971.7   $     5,297.8
----------------------------------------------------------------------------------------------------------------
CAPITAL AND LIABILITIES
CAPITALIZATION
Common stock -- No par value, 100,000,000 shares authorized; 75,643,937 shares
   issued, stated at                                                             $      1,274.2   $     1,274.1
Retained earnings - accumulated since 1/1/99                                              175.7            54.7
Less -- Capital stock expense                                                               7.2             7.2
Less -- 12,751,724 shares of common stock in treasury, at cost                            286.4           286.4
----------------------------------------------------------------------------------------------------------------
      Total common stock equity                                                         1,156.3         1,035.2
Preferred stock                                                                            45.8            45.8
Mandatorily redeemable preferred stock                                                    100.0           193.4
Long-term debt                                                                          1,787.6         1,906.4
----------------------------------------------------------------------------------------------------------------
      Total capitalization                                                              3,089.7         3,180.8
----------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable                                                                          145.9            78.4
Accounts payable, affiliates                                                                5.2            13.3
Notes payable                                                                             147.8           327.3
Long-term debt maturing within one year                                                    86.4           236.4
Taxes accrued                                                                              39.6            26.8
Interest accrued                                                                           16.2            17.7
Other                                                                                      97.1            66.3
----------------------------------------------------------------------------------------------------------------
                                                                                          538.2           766.2
----------------------------------------------------------------------------------------------------------------
DEFERRED CREDITS
Accumulated deferred income taxes                                                       1,106.4         1,075.2
Accumulated deferred investment tax credits                                                23.7            24.7
Other                                                                                     213.7           250.9
----------------------------------------------------------------------------------------------------------------
                                                                                        1,343.8         1,350.8
----------------------------------------------------------------------------------------------------------------
                                                                                 $      4,971.7   $     5,297.8
----------------------------------------------------------------------------------------------------------------
(Commitments and Contingencies Note 5)
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

ILLINOIS POWER COMPANY
 C O N S O L I D A T E D   S T A T E M E N T S   O F    C A S H   F L O W S
----------------------------------------------------------------------------------------------------------------------
                                                                                                 (MILLIONS OF DOLLARS)
----------------------------------------------------------------------------------------------------------------------
 For the Years Ended December 31,                                                     2000        1999        1998
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                                                  $134.9       $113.1    ($1,552.4)
 Items not requiring (providing) cash --
    Depreciation and amortization                                                    134.9        181.8        203.4
    Deferred income taxes                                                             55.3        165.4        (37.8)
    Impairment loss, net of tax                                                        -            -        1,523.7
 Changes in assets and liabilities --
    Accounts receivable                                                              (29.0)       (81.4)        11.9
    Accrued unbilled revenue                                                         (33.3)         (.8)         3.7
    Materials and supplies                                                            (9.4)        (7.6)       (15.9)
    Prepayments                                                                       68.8        (55.6)        18.5
    Accounts payable                                                                  58.8        (34.4)        38.3
    Deferred revenue                                                                   -          (69.0)        87.4
    Other deferred credits                                                           (43.3)      (112.1)        11.7
    Interest accrued and other, net                                                   43.6        (13.6)        20.8
----------------------------------------------------------------------------------------------------------------------
 Net cash provided by operating activities                                           381.3         85.8        313.3
----------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES
 Construction expenditures                                                          (157.8)      (197.2)      (311.5)
 Affiliate notes receivable                                                          335.5        165.0          -
 Disposition of nuclear assets                                                         -         (101.0)         -
 Other investing activities                                                           (4.8)        13.0          5.1
----------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) investing activities                                 172.9       (120.2)      (306.4)
----------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES
 Dividends on common stock and preferred stock                                       (13.4)       (59.6)      (126.1)
 Repurchase of common stock                                                            -            -          (78.6)
 Redemptions --
    Short-term debt                                                                 (429.1)      (520.4)      (560.5)
    Long-term debt                                                                  (268.4)      (765.4)      (188.3)
    Preferred stock                                                                  (93.1)       (16.9)         -
 Issuances --
    Short-term debt                                                                  249.6        700.1        331.3
    Long-term debt                                                                     -          250.0      1,116.5
    Other financing activities                                                          .8        (34.4)       (14.5)
----------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) financing activities                                (553.6)      (446.6)       479.8
----------------------------------------------------------------------------------------------------------------------
 Net change in cash and cash equivalents                                                .6       (481.0)       486.7
 Cash and cash equivalents at beginning of year                                       23.5        504.5         17.8
----------------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents at end of year                                            $24.1        $23.5       $504.5
----------------------------------------------------------------------------------------------------------------------
 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

Illinois Power Company
C O N S O L I D A T E D  S T A T E M E N T S  O F    R E T A I N E D   E A R N I N G S
--------------------------------------------------------------------------------------------------------------------
                                                                                              (MILLIONS OF DOLLARS)
--------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                               2000           1999        1998
Balance at beginning of year                                                 $   54.7       $   -       $    89.5
Net income (loss) before dividends and carrying amount adjustment               134.9         113.1      (1,552.4)
--------------------------------------------------------------------------------------------------------------------
                                                                                189.6         113.1      (1,462.9)
--------------------------------------------------------------------------------------------------------------------
Less-
        Dividends-
          Preferred stock                                                        13.9          19.3          20.1
          Common stock                                                            -            40.8          82.9
Plus-
        Carrying amount over (under) consideration
           paid for redeemed preferred stock                                      -             1.7           -
        Quasi-reorganization adjustment (Note 3)                                  -             -         1,327.2
        Transfer from common stock equity to
           eliminate retained earnings deficit (Note 3)                           -             -           238.7

--------------------------------------------------------------------------------------------------------------------
                                                                                (13.9)        (58.4)      1,462.9
--------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                       $  175.7       $  54.7     $     -
--------------------------------------------------------------------------------------------------------------------
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION IP is an indirect wholly owned subsidiary of Dynegy. All outstanding common equity of IP is held by its parent Illinova. IP is engaged in the transmission, distribution and sale of electric energy and distribution, transportation and sale of natural gas in the State of Illinois. The consolidated financial statements include the accounts of IP; Illinois Power Securitization Limited Liability Company, a special purpose LLC whose sole member is IP; Illinois Power Special Purpose Trust, a special purpose trust whose sole owner is Illinois Power Securitization Limited Liability Company; Illinois Power Capital, L.P.; and Illinois Power Financing
I. See "Note 9 -Long-Term Debt" and "Note 10 - Preferred Stock" for additional information.

   All significant intercompany balances and transactions have been eliminated from the consolidated financial statements. Preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.

REGULATION IP is regulated primarily by the ICC and the FERC and prepares its consolidated financial statements in accordance with FAS 71, "Accounting for the Effects of Certain Types of Regulation." Reporting under FAS 71 allows companies whose service obligations and prices are regulated to maintain balance sheet assets representing costs they expect to recover through inclusion in future rates. Concurrent with the December 1997 enactment of P.A. 90-561, legislation in the State of Illinois designed to introduce competition for electric generation service over a defined transition period, IP discontinued application of FAS 71 for its generating segment. See "Note 13 - Segments of Business" for additional information on IP's operating segments.

REGULATORY ASSETS Regulatory assets represent probable future revenues to IP associated with certain costs that are expected to be recovered from customers through the ratemaking process. Significant regulatory assets at December 31 are as follows:

----------------------------------------------------------------------------
(MILLIONS OF DOLLARS)                                   2000           1999
----------------------------------------------------------------------------
Transition period cost recovery                        $272.8         $320.3
Unamortized losses on reacquired debt                  $ 58.9         $ 66.2
Manufactured-gas plant site cleanup costs              $ 37.9         $ 44.4
Clinton decommissioning cost recovery                  $ 15.5         $ 18.7

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

   Costs that would have been considered capital additions at Clinton were expensed in 1999 due to the 1998 impairment of Clinton-related assets. See "Note 3 - Clinton Impairment, Quasi-Reorganization and Sale of Clinton."

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION The FERC Uniform System of Accounts defines AFUDC as the net costs for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used. AFUDC is capitalized as a component of construction work in progress by those business segments applying the provisions of FAS 71. In 2000, 1999 and 1998, the pre-tax rate used for all construction projects was 6.6%, 5.5% and 5.7%, respectively. Although cash is not currently realized from AFUDC, it is realized through the ratemaking process over the service life of the related property through increased revenues resulting from a higher rate base and higher depreciation expense. In prior years, non-regulated business segments capitalized interest under the guidelines in FAS 34, "Capitalization of Interest Cost."

DEPRECIATION For financial statement purposes, various classes of depreciable property are depreciated over their estimated useful lives by applying composite rates on a straight-line basis. Depreciation of Clinton was discontinued in 1999. In 1998, depreciation was 2.8% of the average depreciable cost for Clinton. Provisions for depreciation for all other electric plant facilities were 2.3%, 2.6% and 2.3% in 2000, 1999 and 1998, respectively. Provisions for depreciation of gas utility plant, as a percentage of the average depreciable cost, were 3.6% in 2000 and 3.5% in 1999 and 1998.

AMORTIZATION OF NUCLEAR FUEL Prior to the sale of Clinton, amortization of nuclear fuel (including related financing costs) was determined on a unit of production basis. A provision for spent fuel disposal costs was charged to fuel expense based on kWh generated.

TRANSITION PERIOD REGULATORY ASSET The transition period cost recovery regulatory asset is amortized over the stranded cost recovery period mandated by P.A. 90-561, which extends to 2006. The amount of amortization recorded in each period is based on the recovery of such costs from rate payers as measured by ROE. See "Note 3 - Clinton Impairment, Quasi-Reorganization and Sale of Clinton" for additional information on the transition period cost recovery regulatory asset.

UNAMORTIZED DEBT DISCOUNT, PREMIUM, AND EXPENSE Discount, premium and expense associated with long-term debt are amortized over the lives of the related issues. Costs related to refunded debt for business segments applying the provisions of FAS 71 are amortized over the lives of the related new debt issues or the remaining life of the old debt if no new debt is issued. Costs related to refunded debt for the unregulated segments in the prior years have been expensed when incurred.

MANUFACTURED-GAS PLANT SITE CLEANUP COSTS REGULATORY ASSET The regulatory asset for the probable future collections from rate payers of allowable MGP site cleanup costs is amortized as the allowable costs are collected from rate payers. See "Note 5 - Commitments and Contingencies" for additional information.

CLINTON DECOMMISSIONING REGULATORY ASSET The regulatory asset for the probable future collections from rate payers of decommissioning costs is amortized as the decommissioning costs are collected from rate payers. See "Note 3 - Clinton Impairment, Quasi-Reorganization and Sale of Clinton."

REVENUE RECOGNITION AND ENERGY COST Revenues for utility services are recognized when services are provided to customers. As such, IP records revenue for services provided but not yet billed. Unbilled revenues represent the estimated amount customers will be billed for service delivered from the time meters were last read to the end of the accounting period.

   Taxes included in operating revenues were $23 million in 2000 and 1999, and $54 million in 1998. In August 1998, the practice of including state public utility taxes in operating revenues, which is one of several taxes included in operating revenues, was discontinued for the electric portion of the business because IP became a tax collection agent.

   The cost of gas purchased for resale is recovered from customers pursuant to the UGAC. Accordingly, allowable gas costs that are to be passed on to customers in a subsequent accounting period are deferred. The recovery of costs deferred under this clause is subject to review and approval by the ICC. Prior to March 1998, the costs of fuel for electric generation and purchased power costs were deferred and recovered from customers pursuant to the Uniform Fuel Adjustment Clause ("UFAC"). On March 6, 1998, IP initiated an ICC proceeding to eliminate the UFAC in accordance with P.A. 90-561. A new base fuel cost recoverable under IP's electric tariffs was established, effective on the date of the filing. UFAC elimination prevents IP from automatically passing cost increases through to its customers and exposes IP to the risks and opportunities of cost fluctuations and operating efficiencies. Under UFAC, IP was subject to annual ICC audits of its actual allowable fuel costs. Costs could be disallowed, resulting in negotiations and/or litigation with the ICC. In 1998, IP agreed to settlements with the ICC that closed the audits for all previously disputed years. As a result of the settlements, IP electric customers received refunds totaling $15.1 million in the first quarter of 1999. These refunds completed the process of eliminating the UFAC at IP.

INCOME TAXES Deferred income taxes result from temporary differences between book income and taxable income and the tax basis of assets and liabilities. The temporary differences relate principally to plant and depreciation.

   ITCs used to reduce federal income taxes have been deferred and are being amortized to income over the service life of the property that gave rise to the credits. As a result of the decision to exit the nuclear energy business, all previously deferred ITCs associated with nuclear property were recorded as a credit to income at December 31, 1998.

   IP is included in the consolidated federal income tax and combined state tax returns of Dynegy in 2000 and Illinova in 1999 and 1998. Under Dynegy's income tax allocation agreement, IP calculates its own tax liability and reimburses Dynegy for such amount. Under Illinova's income tax allocation agreement, each subsidiary calculated its own tax liability and reimbursed Illinova for such amount. See "Note 8 - Income Taxes" for additional discussion.

PREFERRED DIVIDEND REQUIREMENTS Preferred dividend requirements of IP reflected in the Consolidated Statements of Income are recorded on the accrual basis.

CONSOLIDATED STATEMENTS OF CASH FLOWS Cash and cash equivalents include cash on hand and temporary investments purchased with an initial maturity of three months or less. A portion of the cash on hand at December 31, 2000 and 1999 is restricted; it is unavailable for general purpose cash needs. This cash is reserved for use in paying off the Transitional Funding Trust Notes issued under the provisions of P.A. 90-561. See "Note 9 - Long-Term Debt" for additional discussion of the Transitional Funding Trust Notes. The amount of restricted cash was $12.5 million at December 31, 2000 and December 31, 1999.

   Income taxes and interest paid are as follows:

(MILLIONS OF DOLLARS)
---------------------------------------------------------------------------------------
Years ended December 31,                      2000                 1999          1998
---------------------------------------------------------------------------------------
Income taxes                                 $   -                $   -         $  14.6
Interest                                     $ 139.7              $ 168.1       $ 151.6

   Non-cash investing activities during 1999 include the receipt of a $2.8 billion note receivable in conjunction with the transfer of the wholly owned fossil generating assets to Illinova. See "Note 4 - Related Parties" for more information. There was no material non-cash investing or financing activity in 2000 and 1998. There was no material non-cash financing activity in 1999.

ACCOUNTING PRONOUNCEMENTS Implementation of the quasi-reorganization in 1998 required the adoption of any accounting standards that had not yet been adopted because their required implementation date had not occurred. All applicable accounting standards were adopted as of December 1998. The standards adopted included FAS 133, "Accounting for Derivative Instruments and Hedging Activities," Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and SOP 98-5, "Reporting on the Costs of Start-Up Activities." EITF Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," was adopted according to its December 1998 implementation rule.

   IP also adopted FAS 130, "Reporting Comprehensive Income." FAS 130 established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. During 1999, IP recognized $6.2 million of other comprehensive income related to its decommissioning trust fund as required by FAS 130. Concurrent with the December 1999 sale of Clinton, the $6.2 million other comprehensive income was reversed against common stock equity. See "Note 3 - Clinton Impairment, Quasi-

Reorganization and Sale of Clinton." There were no other comprehensive income items at December 31, 1999 and no items reported as other comprehensive income in 2000 or 1998.

EMPLOYEE STOCK OPTIONS As permitted by FAS 123, IP applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations in accounting for its stock compensation plans. Accordingly, compensation expense is not recognized for stock options unless the options were granted at an exercise price lower than the market value on the grant date. If the options were granted at an exercise price lower than the market value on the grant date, the compensation expense is recognized over the vesting period. See "Note 11 - Common Stock and Retained Earnings" for additional information.

NOTE 2 - BUSINESS COMBINATION

Dynegy completed its acquisition of Illinova on February 1, 2000. The merger of Dynegy and Illinova involved the creation of a new holding company, now known as Dynegy Inc., and two separate but concurrent mergers. In one merger, a wholly owned subsidiary of Dynegy Inc. merged with and into Illinova. In the other merger, a second wholly owned subsidiary of Dynegy Inc. merged with and into former Dynegy. As a result of these two concurrent mergers, Illinova and former Dynegy continue to exist as wholly owned subsidiaries of Dynegy Inc. and are referred to as Illinova Corporation and Dynegy Holdings Inc., respectively. Dynegy accounted for the acquisition as a purchase of Illinova. This accounting treatment is based on various factors present in the merger, including the majority ownership (and voting control) of Dynegy's shareholders following the merger, the role of Dynegy's management following the merger and the influence of Chevron U.S.A., Inc., resulting from the size of its ownership interest and its rights under a shareholder agreement, the articles of incorporation and bylaws. As a result, the consolidated financial statements of Dynegy after the merger reflect the assets and liabilities of Illinova at allocated fair values. IP continues to be a wholly owned subsidiary of Illinova, but is ultimately subject to control by the Dynegy Board of Directors. For accounting purposes, the effective date of the merger was January 1, 2000.

   IP's consolidated financial statements were prepared on the historical cost basis and do not reflect an allocation of the purchase price to IP that was recorded by Dynegy as a result of the merger. Push down accounting was not required because IP has publicly held debt and preferred stock outstanding.

   As part of the merger, severance and retirement costs of $31.0 million ($18.6 million after-tax) were recorded in 2000. Severance charges represented approximately $19.8 million ($11.9 million after-tax) of the total costs incurred, of which $19.0 million had been paid by the end of the year. As of December 31, 2000, 273 employees were either severed or have retired as a result of the merger. It is expected that an additional 13 employees will be severed or retire by the end of 2001. The severance/retirement plan is being executed pursuant to IP's plan and related actions were substantially complete at December 31, 2000.

NOTE 3 - CLINTON IMPAIRMENT, QUASI-REORGANIZATION AND SALE OF CLINTON

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

BACKGROUND Clinton was placed in service in 1987 and represented approximately 20% of IP's installed generation capacity at December 31, 1998. Clinton did not operate from September 1996 through the end of May

1999, at which time the plant was successfully restarted. Clinton's equivalent availability was 59% for 1999, and 0% for 1998.

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

   In anticipation of a possible decision to exit Clinton, management submitted a letter to the SEC describing proposed accounting for an impairment loss under the "assets to be disposed of" provisions of FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The letter also requested concurrence with the proposed accounting for a quasi-reorganization, whereby the fossil generation assets would be written up to their fair value coincident with recording the impairment loss for Clinton. In November 1998, the SEC confirmed that it would not object to the proposed accounting.

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

   Also concurrent with the decision to exit Clinton operations, IP recorded other exit-related costs of $115.5 million. These other exit costs included termination fees for nuclear fuel contracts, costs to transition the plant from an operating mode to a decommissioning mode, employee severance, pension curtailment benefits and other postretirement benefit costs. See "Note 12 -Pension and Other Benefits Costs" for additional information. These costs were recognized as charges to earnings.

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

REVALUATION OF ASSETS AND LIABILITIES The quasi-reorganization necessitated a review of IP's assets and liabilities to determine whether the book value of such items needed to be adjusted to reflect their fair value. IP determined that its fossil generation assets were not stated at fair value, and an economic assessment was made using projections of on-going operating costs, future prices for fossil fuels and market prices of electricity in IP's service area. Management concluded that IP's fossil generation assets had a fair value of $2,867.0 million. This fair value was determined using the after-tax cash flows of the fossil assets. Prior to the quasi-reorganization, the fossil generation assets' book value, net of accumulated depreciation, was $631.7 million. The adjustment to fair value resulted in a write-up of $2,235.3 million, which was recognized as an increase in retained earnings.

   IP determined that the book value of its mandatorily redeemable preferred stock and long-term debt attributable to the generation portion of the business was less than its fair value, requiring an adjustment of $27.3 million. These adjustments to fair value were recognized as decreases in retained earnings. The book value of current assets and liabilities equaled fair value and therefore required no adjustments. IP's electric transmission and distribution assets and its gas distribution assets are still subject to cost-based rate regulation and therefore required no adjustment. See "Note 14
- Fair Value of Financial Instruments" for additional information.

EARLY ADOPTION OF ACCOUNTING PRONOUNCEMENTS As part of the quasi-reorganization, IP was required to adopt all existing accounting pronouncements. The effect of adopting the accounting pronouncements was $7.3 million, which was recognized as a direct charge to retained earnings. See "Note 1 - Summary of Significant Accounting Policies" for additional information.

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
---------------------------------------------------------------------------------------------

SALE OF CLINTON TO AMERGEN On April 15, 1999, IP announced that it had reached interim agreements with AmerGen and PECO, whereby AmerGen would purchase and operate Clinton and IP would buy at least 80% in 1999 and at least 75% during the years 2000 through 2004 of the plant's electricity output. Under the interim agreements, PECO was responsible for Clinton's direct operating and capital expenses and continued to assist with the management of the plant under the existing management services contract while IP compensated PECO for management services based on the amount of electricity the plant produced. On July 1, 1999, IP announced that it had signed a definitive asset sale agreement and a PPA with AmerGen. In December 1999, IP's sale of Clinton to AmerGen was completed. AmerGen paid IP $12.4 million for the plant and property.

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

Increase (decrease) in common stock equity                (MILLIONS OF DOLLARS)
--------------------------------------------------------------------------------
Clinton plant impairment                                       $  12.4
Decommissioning costs, net of regulatory asset                   288.5
Other shutdown-related costs                                     129.1
Power purchase agreement costs                                  (145.0)
Other sale-related costs                                          (5.6)
Transition period cost recovery                                 (115.9)
Income taxes                                                     (75.3)
--------------------------------------------------------------------------------
Total change in impairment loss and accruals                   $  88.2
--------------------------------------------------------------------------------

DECOMMISSIONING COSTS AND DECOMMISSIONING REGULATORY ASSET

------------------------------------------------------------------------------
DECOMMISSIONING COSTS (MILLIONS OF DOLLARS)             2000             1999
------------------------------------------------------------------------------
Accrual balance, beginning of period                    $24.9          $ 567.4
   Accruals                                                --               --
   Other adjustments                                       --           (330.6)
   Cash payments                                         (5.0)          (211.9)
                                                   ---------------------------
Accrual balance, end of period                          $19.9          $  24.9
                                                   ---------------------------

   As a result of the sale, AmerGen has assumed responsibility for operating and ultimately decommissioning Clinton. However, IP was required to transfer its decommissioning trust funds in the amount of $98.5 million to AmerGen on the sale closing date and make an additional payment of $113.4 million to the decommissioning trust funds. In addition, IP is responsible for five future annual payments of approximately $5 million to the decommissioning trust funds. The reduction in the decommissioning liability was $330.6 million. IP also reversed comprehensive income of $6.2 million, which had been recorded on the decommissioning trust funds. The accrual balances for decommissioning costs at December 31, 2000 and 1999 are $19.9 million and $24.9 million, respectively, of which $5.0 million is included in other current liabilities at December 31, 2000 and 1999 and $14.9 million and $19.9 million are included in other deferred credits at December 31, 2000 and 1999, respectively, in the accompanying consolidated balance sheet.

   In November 1999, the ICC allowed for continued recovery of decommissioning costs associated with Clinton after the sale to AmerGen. IP adjusted the regulatory asset for probable future collections from IP's customers of decommissioning costs to reflect the ICC's limitation on recovery of such costs to an amount corresponding to approximately 75% of IP's future payment responsibility for decommissioning costs under the asset sale agreement. The decrease in the regulatory asset was $48.3 million. At December 31, 2000 and 1999, the regulatory asset balances were $15.5 million and $18.7 million, respectively. See "Note 1 - Summary of Significant Accounting Policies" for additional information.

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

   The following table summarizes the accruals that IP recorded in December 1998 and December 1999, adjustments to the accruals, cash payments, and the balances of the accruals at December 31, 1999 by income statement line item in which the costs would have otherwise been recognized:

                                               Accrual                                                  Accrual
                                             Balances at         1999        Other        Cash        Balances at
(MILLIONS OF DOLLARS)                     December 31, 1998    Accruals   Adjustments   Payments   December 31, 1999
--------------------------------------------------------------------------------------------------------------------
Other operating expenses
        Contract termination costs               $    7.1       $    -     $  (7.1)    $      -         $        -
        Transition costs from operating
           Mode to decommissioning mode              76.9            -       (76.9)           -                  -
        Employee severance costs                     42.7            -       (37.1)       (5.6)                  -
        Pension curtailment benefits*               (11.9)           -        (7.1)           -             (19.0)
        Other postretirement                          0.7            -        (0.9)           -              (0.2)
        benefits*
-------------------------------------------------------------------------------------------------------------------
                                                 $  115.5       $    -    $ (129.1)    $  (5.6)         $   (19.2)
-------------------------------------------------------------------------------------------------------------------

* These amounts are included in the curtailment gain in "Note 12 - Pension and Other Benefits Costs."

POWER PURCHASE AGREEMENT COSTS The Clinton sale was contingent on IP signing a PPA with AmerGen. The PPA requires that IP purchase 75% of Clinton's output over the 5-year life of the agreement at fixed prices that exceed current and projected wholesale prices. Therefore, IP accrued $145.0 million for the premium that IP estimates it is paying over the life of the agreement, which will be amortized based on the energy purchased from AmerGen. At December 31, 2000 and 1999, $30.0 million and $26.1 million, respectively, are included in other current liabilities and $88.0 million and $118.9 million, respectively, are included in other deferred credits in the accompanying consolidated balance sheet.

-------------------------------------------------------------------------------------------------------------
POWER PURCHASE AGREEMENT COSTS (MILLIONS OF DOLLARS)                                     2000           1999
-------------------------------------------------------------------------------------------------------------
Accrual balance, beginning of period                                                   $145.0         $   --
   Accruals                                                                                --          145.0
   Amortization                                                                        (27.0)             --
                                                                                -------------- --------------
Accrual balance, end of period                                                         $118.0         $145.0
                                                                                -------------- --------------

TRANSITION PERIOD COST RECOVERY If IP had known at December 31, 1998 that the Clinton exit would ultimately be concluded as a sale transaction, the impairment loss would have been lower and IP would have recorded a lower transition period cost recovery regulatory asset. Accordingly, as a result of the adjustments which decreased the accruals and the impairment loss, IP reduced its transition period cost recovery regulatory asset by $115.9 million as of December 31, 1999.

NOTE 4 - RELATED PARTIES

Effective October 1, 1999, IP transferred its wholly owned fossil generating assets and other generation-related assets and liabilities at net book value to Illinova in exchange for an unsecured note receivable of approximately $2.8 billion. Such assets were subsequently contributed by Illinova to IPMI, which was later renamed DMG. The note matures on September 30, 2009 and bears interest at an annual rate of 7.5%, due semiannually in April and October. At December 31, 2000, principal and accrued interest outstanding under the note receivable approximated $2.3 billion and $42.4 million, respectively. At December 31, 1999, principal and accrued interest outstanding under the note receivable approximated $2.6 billion and $51.0 million, respectively. IP has recognized $174.9 million interest income from Illinova on the note in 2000, and $51.0 million in 1999.

   IP routinely conducts business with subsidiaries of Dynegy. These transactions include the purchase or sale of electricity, natural gas and transmission services as well as certain other services. Operating revenue derived from transactions with affiliates approximated $39.6 million for 2000 and $4.8 million for 1999. Aggregate operating expenses charged by affiliates in 2000 approximated $628.0 million, including $557.9 million for power purchased, and $105.8 million related to power purchased in 1999. Related party transactions have been conducted at prices and terms similar to those available to and transacted with unrelated parties.

   IP has a PPA with DMG that provides IP the right to purchase power from DMG for a primary term extending through December 31, 2004. The primary term may be extended on an annual basis, subject to concurrence by both parties. The PPA defines the terms and conditions under which DMG provides capacity and energy to IP using a tiered pricing structure.

   Effective January 1, 2000, the Dynegy consolidated group, which includes IP, began operating under a Services and Facilities Agreement, whereby other Dynegy affiliates exchange services with IP such as financial, legal, information technology and human resources as well as shared facility space. IP services are exchanged at fully distributed costs and revenue is not recorded under this agreement. Management believes that the allocation method utilized under this agreement is reasonable and amounts charged under this agreement would result in costs to IP similar to costs IP would have incurred for these services on a stand-alone basis.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

COMMITMENTS IP has contracts with various natural gas suppliers and interstate pipelines to provide natural gas supply, transportation and leased storage. Estimated committed natural gas, transportation and leased storage costs for 2001 through 2004 total $32 million. Total natural gas purchased was $296 million in 2000, $164 million in 1999 and $157 million in 1998. IP anticipates that all gas-related costs will be recoverable under IP's UGAC.

   On January 3, 2001, the Governor of Illinois, in conjunction with the creation of the Energy Cabinet, called upon the ICC to complete a full investigation of the recent natural gas price increases which have had a serious impact on Illinois consumers. The ICC subsequently issued a Notice of Inquiry requesting information and other input from various entities, including Illinois gas public utilities, with respect to the natural gas price increases. The outcome of this proceeding is uncertain.

UTILITY EARNINGS CAP P.A. 90-561 contains floor and ceiling provisions applicable to IP's ROE during the transition period ending in 2006 (or 2008 at the option of the utility and with approval by the ICC). Pursuant to these provisions, IP may request an increase in its base rates if the two-year average of its earned ROE is below the two-year average of the monthly average yields of 30-year U.S. Treasury bonds for the concurrent period ("Treasury Yield"). Conversely, IP is required to refund amounts to its customers equal to 50% of the value earned above a defined "ceiling limit." The ceiling limit is exceeded if IP's ROE exceeds the Treasury Yield, plus 6.5% in 2000 through 2004 (which increases to 8.5% in 2000 through 2004 if a utility chooses not to implement transition charges after 2006). Regulatory asset amortization is included in the calculation of ROE for the ceiling test, but is not included in the floor test calculation. During 2000, IP's ROE was within the allowable ROE collar, avoiding adjustments or customer refunds.

NUCLEAR DECOMMISSIONING COSTS See "Note 3 - Clinton Impairment,
Quasi-Reorganization and Sale of Clinton" for additional information on the sale of Clinton Power Station.

ENVIRONMENTAL MATTERS

U.S. ENVIRONMENTAL PROTECTION AGENCY COMPLAINT On November 3, 1999, the United States Environmental Protection Agency ("EPA") issued a Notice of Violation ("NOV") against IP and, with the Department of Justice ("DOJ"), filed a complaint against IP in the U.S. District Court for the Southern District of Illinois, No. 99C833. Subsequently, the DOJ and EPA amended the NOV and complaint to include IPMI ( now known as DMG) (IP and DMG collectively the "Defendants"). Similar notices and lawsuits have been filed against a number of other utilities. Both the NOV and complaint allege violations of the Clean Air Act and regulations thereunder. More specifically, both allege, based on the same events, that certain equipment repairs, replacements and maintenance activities at the Defendants' three Baldwin Station generating units constituted "major modifications" under either or both the Prevention of Significant Deterioration and the New Source Performance Standards regulations. When non-exempt "major modifications" occur, the Clean Air Act and related regulations generally require that generating facilities meet more stringent emissions standards. The DOJ amended its complaint to assert the claims found in the NOV. The Defendants filed an answer denying all claims and asserting various specific defenses. By order dated April 19, 2000, a trial date of November 2001 was set. The initial trial is limited to liability.

   The regulations under the Clean Air Act provide certain exemptions to the definition of "major modifications," particularly an exemption for routine repair, replacement or maintenance. IP has analyzed each of the activities covered by the EPA's allegations and believes each activity represents prudent practice regularly performed throughout the utility industry as necessary to maintain the operational efficiency and safety of equipment. As such, IP believes that each of these activities is covered by the exemption for routine repair, replacement and maintenance and that the EPA is changing, or attempting to change through enforcement actions, the intent and meaning of its regulations. IP also believes that, even if some of the activities in question were found not to qualify for the routine exemption, there were no increases either in annual emissions or in the maximum hourly emissions achievable at any of the units caused by any of the activities. The regulations provide an exemption for increased hours of operation or production rate and for increases in emissions resulting from demand growth. Although none of the Defendants' other facilities are covered in the complaint and NOV, the EPA has officially requested information concerning activities at the Defendants' Vermilion, Wood River and Hennepin Plants. It is possible that the EPA will eventually commence enforcement actions against those plants as well. The asset(s) subject to the complaint are part of the consolidated assets of Dynegy Holdings Inc.

   The EPA has the authority to seek penalties for the alleged violations in question at the rate of up to $27,500 per day for each violation. The EPA also will be seeking installation of "best available control technology" (or equivalent) at the Baldwin Station and possibly at the other three plants as well.

   The parties are engaged in discovery, and numerous discovery-related disputes have arisen. The United States Magistrate heard arguments on a number of the discovery disputes in December 2000 and issued orders favorable to the Defendants on most of the disputed issues.

   Two utilities, Virginia Power and Cinergy, reached settlements with the United States in 2000. The settlements call for the utilities to pay civil fines; fund various environmental projects; reduce Nox, Sox, particulate matter and mercury emissions through the installation of pollution control devices over a period extending for 2012 through 2013, and forfeit certain emission credits. IP believes the allegations are without merit and will vigorously defend this claim. In the opinion of management, the amount of ultimate liability with respect to this action will not have a material adverse effect on the financial position or results of operations of IP.

MANUFACTURED-GAS PLANTS IP's estimated liability for MGP site remediation is $55 million. This amount represents IP's current estimate of the costs it will incur to remediate the remaining 22 MGP sites for which it is responsible. Because of the unknown and unique characteristics at each site, IP cannot currently determine its ultimate liability for remediation of the sites. In October 1995, IP initiated litigation against a number of its insurance carriers. Settlement proceeds recovered from these carriers offset a significant portion of the MGP remediation costs and are credited to customers through the tariff rider mechanism that the ICC previously approved. Cleanup costs in excess of insurance proceeds are considered probable of recovery from IP's transmission and distribution customers.

P.A. 90-561 - INDEPENDENT SYSTEM OPERATOR PARTICIPATION. Participation in an ISO by utilities serving retail customers in Illinois was one of the requirements included in P.A. 90-561. In January 1998, IP, in conjunction with eight other transmission-owning entities, filed with the FERC for all approvals necessary to create and to implement the MISO. On September 20, 2000, IP announced its intention to withdraw its participation in the MISO and to become a member of the Alliance RTO, pending necessary regulatory approval. On October 13, 2000, IP filed a notice of its intent to withdraw from the MISO with the FERC. On February 23, 2001, IP reached a settlement in principle with all parties that allows it to withdraw from the MISO and join the Alliance RTO, effective upon the FERC's approval of the settlement, which is expected to occur in mid-April. IP has accrued an adequate amount to cover its share of the settlement obligation.

OTHER

LEGAL PROCEEDINGS IP is involved in legal or administrative proceedings before various courts and agencies with respect to matters occurring in the ordinary course of business. Management believes that the final disposition of these proceedings will not have a material adverse effect on the consolidated financial position or the results of operations.

ACCOUNTS RECEIVABLE IP sells electric energy and natural gas to residential, commercial, and industrial customers throughout Illinois. At December 31, 2000, 59%, 26% and 15% of "Accounts receivable - Service" were from residential, commercial and industrial customers, respectively. IP maintains reserves for potential credit losses and such losses have been within management's expectations. The reserve for doubtful accounts remained at $5.5 million in 2000.

NOTE 6 - REVOLVING CREDIT FACILITIES, LETTERS OF CREDIT AND SHORT-TERM LOANS

IP has a revolving credit agreement in the amount of $300.0 million, which matures in May 2001. The revolving credit agreement was $350.0 million at December 31, 1999. This bank commitment supports the amount of commercial paper outstanding at any time and is available to support IP activities. At December 31, 2000 and 1999, IP had $147.8 million and $302.3 million of commercial paper outstanding, respectively. IP pays facility fees of .125% on the revolving credit agreement, regardless of usage. The interest rate on borrowings under the revolving credit agreement is generally at a Eurodollar rate plus a margin that is determined based on IP's unsecured debt rating.

   IP also has total letters of credit amounting to $350.0 million, which represent credit enhancements to long-term debt issues. These letters of credit mature in July 2001, October 2001 and April 2002. IP pays weighted average letter of credit fees of .43% per annum on the $350.0 million letters of credit. The interest rate on borrowings supported by the letters of credit is, at IP's option, based on the lending banks' reference rate, their Certificate of Deposit rate, the borrowing rate of key banks in the London interbank market or competitive bid.

   At December 31, 1999, IP had $25 million of extendible floating rate notes outstanding. IP incurred interest on such notes at a rate of 8.0% during 2000 and 6.7% during 1999. The outstanding notes matured in April 2000.

------------------------------------------------------------------------------------------------------
(MILLIONS OF DOLLARS, EXCEPT RATES)                                   2000                 1999
------------------------------------------------------------------------------------------------------
Short-term borrowings at December 31,                               $ 147.8              $ 327.3
Weighted average interest rate at December 31,                          8.0%                 6.3%
Maximum amount outstanding at any month end                         $ 335.0              $ 374.3
Average daily borrowings outstanding during the year                $ 136.5              $ 266.1
Weighted average interest rate during the year                          6.4%                 5.5%

NOTE 7 - FACILITIES AGREEMENTS

See "Note 3 - Clinton Impairment, Quasi-Reorganization and Sale of Clinton" for information on facilities agreements with AmerGen.

   See "Note 4 - Related Parties" for information on facilities agreements with DMG.

   The FERC approved an amended Power Coordination Agreement ("PCA") between Soyland and IP in July 1997. The amended PCA obligated Soyland to purchase all of its capacity and energy needs from IP for at least 10 years. In December 1997, Soyland signed a letter of intent to pay in advance the remainder of its base capacity charges in the PCA, approximately $70 million. IP received $30 million and $40 million from Soyland during the first and second quarters of 1998, respectively. The prepayment was deferred and was being recognized as interchange revenue evenly over the initial term of the PCA, September 1, 1996, through August 31, 2006. In December 1998, Soyland and IP agreed to a restructuring of the PCA in which IP acts as an agent for Soyland in obtaining and scheduling power and energy and related transmission from other parties. Pursuant to a comprehensive agreement dated March 1, 1999, the remaining deferred revenue of $61 million was brought into income in the first quarter of 1999 and, subsequent to December 31, 1999, IP has no further power or energy supply obligations to Soyland.

NOTE 8 - INCOME TAXES

Deferred tax assets and liabilities were comprised of the following:

                                                                                  (MILLIONS OF DOLLARS)
-------------------------------------------------------------------------------------------------------
Balances as of December 31,                                            2000               1999
-------------------------------------------------------------------------------------------------------
Deferred tax assets
-------------------------------------------------------------------------------------------------------
Current -
     Misc. book/tax recognition differences                              $  23.4               $  19.7
-------------------------------------------------------------------------------------------------------
Noncurrent -
     Depreciation and other property related                                42.4                  45.7
     Alternative minimum tax                                                50.9                 164.6
     Unamortized investment tax credit                                      13.2                  13.8
     Misc. book/tax recognition differences                                 82.8                  91.7
-------------------------------------------------------------------------------------------------------
                                                                           189.3                 315.8
-------------------------------------------------------------------------------------------------------
     Total deferred tax assets                                           $ 212.7               $ 335.5
-------------------------------------------------------------------------------------------------------

Deferred tax liabilities
--------------------------------------------------------------------------------------------------------

Current -
     Misc. book/tax recognition differences                             $   20.7               $    1.9
--------------------------------------------------------------------------------------------------------

Noncurrent -
     Depreciation and other property related                             1,152.1                1,218.8
     Misc. book/tax recognition differences                                143.6                  172.2
--------------------------------------------------------------------------------------------------------
                                                                         1,295.7                1,391.0
--------------------------------------------------------------------------------------------------------
        Total deferred tax liabilities                                  $1,316.4               $1,392.9
--------------------------------------------------------------------------------------------------------

Income taxes included in the Consolidated Statement of Income consist of the following components:

                                                                      (MILLIONS OF DOLLARS)
-------------------------------------------------------------------------------------------
Years Ended December 31,                                     2000       1999       1998
-------------------------------------------------------------------------------------------
Current taxes -

     Included in operating
        expenses and taxes                                  $(102.7)     $47.6       $7.6
     Included in other income
        and deductions                                        131.7     (134.9)      (4.2)

-------------------------------------------------------------------------------------------
        Total current taxes                                    29.0      (87.3)       3.4
-------------------------------------------------------------------------------------------

Deferred taxes -

     Included in operating
       expenses and taxes
          Property related differences                          6.3       11.1      (30.0)
          Alternative minimum tax                             104.0      (24.1)      16.4
          Gain/loss on reacquired debt                         (1.6)       4.9        3.4
          Clinton plant impairment                              -          -       (982.8)
          Clinton power purchase agreement costs               10.7        -          -
          Transition period cost recovery                     (18.8)      (8.4)       -
           Uniform gas adjustment clause                       17.4       (0.2)       3.2
          Misc. book/tax recognition differences               (1.1)      24.7      (23.2)

     Included in other income
       and deductions
          Property related differences                        (64.7)     149.7         .3
          Misc. book/tax recognition differences                3.1        2.1         .3

-------------------------------------------------------------------------------------------
           Total deferred taxes                                55.3      159.8   (1,012.4)
-------------------------------------------------------------------------------------------

Deferred investment tax credit - net
     Included in operating expenses and taxes                  (1.0)      (1.2)      (8.3)

     Included in other income and deductions -
        Clinton plant impairment                                -          -       (160.4)

-------------------------------------------------------------------------------------------
          Total investment tax credit                          (1.0)      (1.2)    (168.7)
-------------------------------------------------------------------------------------------

Total income taxes                                            $83.3      $71.3  $(1,177.7)
-------------------------------------------------------------------------------------------

  For the years ended December 31, 2000, 1999 and 1998, income tax expenses (benefits) in the amounts of $70.1 million, $16.9 million and ($3.6) million, respectively, are reported in Miscellaneous-net in the accompanying Consolidated Statements of Income. Other tax expenses (benefits) for the years ended December 31, 2000, 1999 and 1998 are reported as separate components on the accompanying Consolidated Statements of Income.

   The reconciliations of income tax expense to amounts computed by applying the statutory tax rate to reported pretax income from continuing operations for the period are set-out below:

                                                                                      (MILLIONS OF DOLLARS)
-------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                   2000        1999        1998
------------------------------------------------------------------------------------------------------------
Income tax expense (benefit) at the
    federal statutory tax rate                                            $76.4       $64.5      $  (955.5)
Increases / (decreases) in taxes
    resulting from -
          State taxes                                                      10.2         8.6         (127.4)
          Investment tax credit amortization                               (1.0)       (1.2)          (8.3)
          Clinton plant impairment                                          -           -            (85.4)
          Depreciation not normalized                                       3.5         2.0            4.4
          Interest expense on preferred securities                         (4.6)       (6.7)          (6.8)
          Other - net                                                      (1.2)        4.1            1.3

------------------------------------------------------------------------------------------------------------
Total income taxes (benefits) from continuing operations                  $83.3       $71.3      $(1,177.7)
------------------------------------------------------------------------------------------------------------

   Combined federal and state effective income tax rates were 38.2%, 38.7% and 43.1% for the years 2000, 1999 and 1998 respectively.

   IP is included in the consolidated federal income tax and unitary state tax returns of Dynegy in 2000 and Illinova in 1999 and 1998. Under IP's income tax allocation agreement with Dynegy in 2000 and Illinova in 1999 and 1998, IP calculates its own tax liability and reimburses Dynegy and Illinova for such amount.

   IP is subject to the Alternative Minimum Tax and has an Alternative Minimum Tax credit carryforward at December 31, 2000 of approximately $50.9 million. This credit can be carried forward indefinitely to offset future regular income tax liabilities in excess of the tentative minimum tax.

   The Internal Revenue Service recently completed auditing Illinova's consolidated federal income tax returns for the years 1994 through 1997. The audits did not have a material adverse effect on Illinova's consolidated financial position or results of operation.

NOTE 9 - LONG-TERM DEBT

                                                                        (MILLIONS OF DOLLARS)
---------------------------------------------------------------------------------------------
December 31,                                                     2000               1999
---------------------------------------------------------------------------------------------
New mortgage bonds--
       6 1/8%  series due 2000                               $       -         $        40.0
       5.625%  series due 2000                                       -                 110.0
       6.25%   series due 2002                                      95.7                95.7
       6.0%    series due 2003                                      90.0                90.0
       6 1/2%  series due 2003                                     100.0               100.0
       6 3/4%  series due 2005                                      70.0                70.0
       7.5%    series due 2009                                     250.0               250.0
       5.70%   series due 2024 (Pollution Control Series U)         35.6                35.6
       7.40%   series due 2024 (Pollution Control Series V)         84.1                84.1
       7 1/2%  series due 2025                                      65.6                97.6
       5.40%   series due 2028 (Pollution Control Series A)         18.7                18.7
       5.40%   series due 2028 (Pollution Control Series B)         33.8                33.8
       Adjustable rate series due 2028
              (Pollution Control Series M, N, and O)               111.8               111.8
       Adjustable rate series due 2032
              (Pollution Control Series P, Q, and R)               150.0               150.0
---------------------------------------------------------------------------------------------
      Total new mortgage bonds                                   1,105.3             1,287.3
---------------------------------------------------------------------------------------------
Transitional Funding Trust Notes--
       5.39% due 2000                                                -                  23.6
       5.26% due 2001                                               37.2               100.0
       5.31% due 2002                                               80.0                80.0
       5.34% due 2003                                               85.0                85.0
       5.38% due 2005                                              175.0               175.0
       5.54% due 2007                                              175.0               175.0
       5.65% due 2008                                              139.0               139.0
---------------------------------------------------------------------------------------------
      Total transitional funding trust notes                       691.2               777.6
---------------------------------------------------------------------------------------------
Variable rate long-term debt due 2017                               75.0                75.0
---------------------------------------------------------------------------------------------
                                                                 1,871.5             2,139.9
Adjustment to fair value                                            10.5                11.9
Unamortized discount on debt                                        (8.0)               (9.0)
---------------------------------------------------------------------------------------------
                                                                 1,874.0             2,142.8
Long-term debt maturing within one year                            (86.4)             (236.4)
---------------------------------------------------------------------------------------------
         Total long-term debt                               $    1,787.6      $      1,906.4
---------------------------------------------------------------------------------------------

In the above table, the "adjustment to fair value" is the total adjustment of debt to fair value in the quasi-reorganization. The adjustments to the fair value of each debt series are being amortized over its remaining life to interest expense. See "Note 3 - Clinton Impairment, Quasi-Reorganization and Sale of Clinton" for more information.

   During January 2000, IP repurchased $32 million of 7 1/2% new mortgage bonds due 2025. During the month of March 2000, $40.0 million of 6 1/8% series due 2000 new mortgage bonds matured. In April 2000, $110.0 million of 5.625% series due 2000 new mortgage bonds matured.

   For the years 2001, 2002, 2003, 2004 and 2005, IP has long-term debt maturities, excluding the Transitional Funding Trust Notes (the "Notes") in the aggregate of (in millions) $0.0, $95.7, $190.0, $0.0 and $70.0, respectively.

   During 1999, IP paid $132 million to extinguish all obligations of Illinois Power Fuel Company ("Fuel Company.") The Fuel Company was formed for the purpose of leasing nuclear fuel to IP for Clinton. There were no obligations of the Fuel Company at December 31, 1999. IP owned 50% of the common stock of the Fuel Company. The Fuel Company was dissolved on February 23, 2000.

   In December 1998, Illinois Power Special Purpose Trust issued $864 million of Transitional Funding Trust Notes as allowed under the Illinois Electric Utility Transition Funding Law in P.A. 90-561. As of December 31, 2000, IP has used $790.3 million of the funds to repurchase outstanding debt obligations, $13.6 million to repurchase preferred stock, $49.3 million to repurchase 2.3 million shares of IP's common stock owned by Illinova and $10.8 million for issuance expenses. During 1999, IP paid down the Notes by $86.4 million. IP plans to pay down such Notes ratably through 2008; therefore, at December 31, 2000, $86.4 million is classified as long-term debt maturing within one year.

   At December 31, 2000 and 1999, the aggregate total of unamortized debt expense and unamortized loss on reacquired debt was approximately $82.6 million and $91.8 million, respectively. This amount is included in the Consolidated Balance Sheet under "Other Deferred Charges."

   The remaining balance of net bondable additions at December 31, 2000 and 1999, was approximately $431 million and $293 million, respectively.

NOTE 10 - PREFERRED STOCK

                                                                                              (MILLIONS OF DOLLARS)
--------------------------------------------------------------------------------------------------------------------
December 31,                                                                                      2000         1999
--------------------------------------------------------------------------------------------------------------------
SERIAL PREFERRED STOCK, cumulative, $50 par value -- Authorized 5,000,000 shares; 912,675 shares outstanding at December 31, 2000 and 1999, respectively.

                                2000        1999   REDEMPTION
              SERIES          SHARES      SHARES   PRICES
              4.08%          225,510     225,510 $ 51.50                                      $   11.3     $   11.3
              4.26%          104,280     104,280   51.50                                           5.2          5.2
              4.70%          145,170     145,170   51.50                                           7.2          7.2
              4.42%          102,190     102,190   51.50                                           5.1          5.1
              4.20%          143,760     143,760   52.00                                           7.2          7.2
              7.75%          191,765     191,765   50.00 after July 1, 2003                        9.6          9.6
              Net premium on preferred stock                                                       0.2          0.2
--------------------------------------------------------------------------------------------------------------------
     Total Preferred Stock, $50 par value                                                         45.8         45.8
--------------------------------------------------------------------------------------------------------------------
SERIAL PREFERRED STOCK, cumulative, without par value--
Authorized 5,000,000 shares; none outstanding,                                                 -            -
--------------------------------------------------------------------------------------------------------------------
PREFERENCE STOCK, cumulative, without par value --
Authorized 5,000,000 shares; none outstanding                                                  -            -
--------------------------------------------------------------------------------------------------------------------
     Total Serial Preferred Stock and Preference Stock                                            45.8         45.8
--------------------------------------------------------------------------------------------------------------------
COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF:
ILLINOIS POWER CAPITAL, L.P.
    Monthly Income Preferred Securities, cumulative, $25 liquidation
    preference--Authorized 3,880,000 shares; 0 and                                                   -         93.1
    3,725,100 shares outstanding, respectively
ILLINOIS POWER FINANCING I
    Trust Originated Preferred Securities, cumulative, $25 liquidation
    preference--4,000,000 shares authorized and outstanding                                      100.0        100.0
ADJUSTMENT TO FAIR VALUE                                                                             -          0.3
--------------------------------------------------------------------------------------------------------------------
     Total Company Obligated Mandatorily
     Redeemable Preferred Stock                                                               $  100.0     $  193.4
--------------------------------------------------------------------------------------------------------------------

In the above table, only the MIPS and TOPrS were restated to their fair value in the quasi-reorganization. The serial preferred stock was not restated because it is equity rather than an asset or a liability. The increase in the value of the MIPS and the TOPrS is being amortized to interest expense over the minimum remaining life of the securities. The amortization was complete at December 31, 2000. See "Note 3 - Clinton Impairment, Quasi-Reorganization and Sale of Clinton" for more information.

   Serial Preferred Stock ($50 par value) is redeemable at the option of IP, in whole or in part, at any time with not less than 30 days and not more than 60 days notice by publication.

   Illinois Power Capital, L.P., is a limited partnership in which IP serves as a general partner. Illinois Power Capital issued (1994) $97 million of tax-advantaged MIPS at 9.45% (5.67% after-tax rate) with a liquidation preference of $25 per share. IP consolidates the accounts of Illinois Power Capital, L.P. During 2000, IP redeemed $93.1 million of Illinois Power Capital, L.P. tax-advantaged MIPS. The carrying amount of these securities was equal to the consideration paid.

   IPFI is a statutory business trust in which IP serves as sponsor. IPFI issued (1996) $100 million of TOPrS at 8% (4.8% after-tax rate). IP consolidates the accounts of IPFI. The TOPrS mature on January 31, 2045, and may be redeemed at IP's option, in whole or in part, at any time on or after January 31, 2001.

NOTE 11 - COMMON STOCK AND RETAINED EARNINGS

As of December 31, 1998, IP effected a quasi-reorganization in which IP's accumulated deficit in retained earnings of $1,565.9 million was eliminated by a $1,327.2 million restatement of other assets and liabilities to their fair value and a transfer of $238.7 million from common stock equity. See "Note 3 - Clinton Impairment, Quasi-Reorganization and Sale of Clinton" for additional information regarding the effects upon retained earnings.

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

   As of December 31, 2000, IP had repurchased 12,751,724 shares of its common stock from Illinova. Under Illinois law, such shares may be held as treasury stock and treated as authorized but unissued, or may be canceled by resolution of the Board of Directors. IP holds the common stock as treasury stock and deducts it from common equity at the cost of the repurchased shares.

   Under IP's Restated Articles of Incorporation, common stock dividends are subject to the preferential rights of the holders of preferred and preference stock. IP is also limited in its payment of dividends by the Illinois Public Utilities Act, which requires retained earnings equal to or greater than the amount of any proposed dividend declaration or payment. The Federal Power Act precludes declaration or payment of dividends by electric utilities "out of money properly stated in a capital account." IP's retained earnings balance is expected to be sufficient during 2001 to support payment of all scheduled preferred dividends. On March 2, 2001, IP declared and paid common stock dividends of $100.0 million to Illinova.

   IP employees participate in an Employees' Stock Ownership Plan ("ESOP") that includes an incentive compensation feature that is tied to employee achievement of specified corporate performance goals. This arrangement began in 1991 when IP loaned $35 million to the Trustee of the Plans, which used the loan proceeds to purchase 2,031,445 shares of IP's common stock on the open market. IP financed the loan with funds borrowed under its bank credit agreements. The loan and common shares became Illinova instruments on formation of Illinova in May 1994. These shares are held in a Loan Suspense Account under the ESOP and are released and allocated to the accounts of participating employees as the loan is repaid by the Trustee with cash contributed by IP for company stock matching and incentive compensation awards. Common dividends received on allocated and unallocated shares held by the Plan are used to repay the loan, which then releases additional shares to cover dividends on shares held in participating employees' accounts. The number of shares released when funds are received by the Trustee is based on the closing price of the common stock on the last day of the award period or the common stock dividend date. Effective with the merger of Dynegy and Illinova, the shares of Illinova stock in the ESOP were converted to the same number of shares of Dynegy Class A common stock.

   For the year ended December 31, 2000, 29,863 common shares were allocated to salaried employees and 34,270 shares to employees covered under the Collective Bargaining Agreement through the matching contribution feature of the ESOP arrangement. Under the incentive compensation feature, 155,915 common shares were allocated to employees in 2000 based on incentive compensation earned during 1999. During 2000, the common shares remaining to be allocated under the ESOP were adjusted for the Dynegy two-for-one stock split effective August

2000. At December 31, 2000, 24,488 shares remain unallocated. Using the shares allocated method, IP recognized $0.5 million of expense in 2000. During 2000, 1999 and 1998, IP contributed $3.5 million, $10.0 million and $4.7 million, respectively, to the ESOP. Interest paid on the ESOP debt was approximately $0.1 million in 2000, $0.5 million in 1999, and $0.9 million in 1998, and dividends used for debt service were approximately $0.9 million in 2000, $2.1 million in 1999 and $2.2 million in 1998.

   In 1992, the Board of Directors adopted and the shareholders approved a Long-Term Incentive Compensation Plan (the Plan) for officers or employee members of the Board, but excluding directors who are not officers or employees. Restricted stock, incentive stock options, non-qualified stock options, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted under the Plan for up to 1,500,000 shares of Illinova's common stock. These stock-based awards generally vest over three years, have a maximum term of 10 years and have exercise prices equal to the market price on the date the awards were granted. Pursuant to terms of the merger, certain vesting requirements on outstanding options granted prior to the merger were accelerated.

   Each option granted is valued at an option price. The difference between the option price and the stock price, if any, of each option on the date of grant is recorded as compensation expense over a vesting period. Options granted at market value vest and become exercisable ratably over a three-year period. The average exercise price of vested options at December 31, 2000 was $14.07. No compensation expense was recorded related to options granted during 2000. Pursuant to the merger, all stock options granted to IP employees were converted to options to purchase Dynegy Class A common stock on a one-for-one basis.

   The following summary of options granted and option transactions for 2000, 1999 and 1998 reflect the effect of the two-for-one stock split.

                                                                     Year Ended December 31,
                             ----------------------------------------------------------------------------------------------
                                 2000           2000             1999           1999             1998          1998
                                Shares      Option Price        Shares      Option Price        Shares     Option Price
                             -------------------------------  ------------------------------  -----------------------------
Outstanding at beginning of
  period                        1,902,800  $10.44 - $15.56      1,222,400  $10.44 - $15.13      823,900   $10.44 - $14.88
Granted                           314,109  $23.38 - $47.75        802,500  $10.89 - $15.56      571,000   $14.55 - $15.13
Exercised                        (788,700) $10.44 - $14.88       (122,100) $10.44 - $12.44      (74,700)  $10.44 - $12.44
Canceled, forfeited or
  expired                         (19,232) $15.56 - $23.38         -                            (97,800)  $10.44 - $15.13
                             -------------                    ------------                    -----------
Outstanding at end of period    1,408,977  $12.14 - $47.75      1,902,800  $10.44 - $15.56     1,222,400  $10.44 - $15.13
                             =============                    ============                    ===========


Exercisable at end of period    1,104,100  $12.14 - $15.56        377,300  $10.44 - $14.88       351,400  $10.44 - $12.44

Weighted average fair value of each
  option granted during the period
  at market                               $          14.17                 $          2.39                $          2.02
                                          ==================              ==================             ==================

Weighted average fair value of each
  option granted during the period
  at below market                                N/A                             N/A                            N/A
                                          ==================              ==================             ==================

PRO FORMA DISCLOSURES

   In October 1995, the Financial Accounting Standards Board issued FAS No. 123, "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995. As permitted by FAS 123, IP continues to account for its stock options in accordance with APB No. 25. Had compensation expense for stock options held by IP employees been recognized based on the fair value on the grant date under the methodology prescribed by FAS 123, IP's net income (loss) applicable to common stock for the three years ended December 31, would have been impacted as shown in the following table (in millions).

                                                                2000             1999              1998
                                                                ----             ----              ----
Reported net income (loss) applicable to common stock         $121.0            $95.6           $(1,572.2)
Pro forma net income (loss) applicable to common stock        $118.9            $94.4           $(1,572.9)

   The fair value of options granted, which is amortized to expense over the option vesting period in determining the pro forma impact, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                               2000              1999            1998
                                                              ------            ------          ------
Expected life of options                                      10 YEARS          10 years        10 years
Risk-free interest rates                                         6.65%             5.54%           5.61%
Expected volatility of stock                                       44%               33%             24%
Expected dividend yield                                           1.3%              4.4%            4.5%

NOTE 12 - PENSION AND OTHER BENEFITS COSTS

IP is plan sponsor and administrator of the benefit plans disclosed below. These plans cover employees of Illinova and its principal subsidiaries prior to the February 1, 2000 merger with Dynegy. See "Note 1 - Summary of Significant Accounting Policies" for more information. Current plan participants include the Illinova employees as of February 1, 2000 as well as employees of IP and DMG hired subsequent to the merger.

   IP is reimbursed by the other Illinova subsidiaries (prior to the merger) and by other Dynegy subsidiaries (subsequent to the merger) for their share of the expenses of the benefit plans. The values and discussion below represent the plans in total, including the amounts attributable to the other subsidiaries.

                                                                                              (MILLIONS OF DOLLARS)
----------------------------------------------------------------------------------------------------------------------
                                                                       PENSION BENEFITS           OTHER BENEFITS
                                                                      2000         1999          2000       1999
----------------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION

Projected benefit obligation at beginning of year                  $  417.3      $ 475.2       $ 90.9     $  95.5
Service cost                                                           10.0         16.3          2.3         3.1
Interest cost                                                          32.8         32.7          7.4         7.2
Participant contributions                                               -            -             -           -
Plan amendments                                                         -            0.4           -           -
Actuarial (gain)/loss                                                  (7.0)       (53.8)         3.3        (0.9)
Special termination benefits                                           10.9          6.3          1.0          -
Curtailment (gain)/loss                                                 -          (22.6)          -         (8.9)
Benefits paid                                                         (24.6)       (37.2)        (5.8)       (5.1)
----------------------------------------------------------------------------------------------------------------------
Projected benefit obligation at end of year                        $  439.4     $  417.3       $ 99.1     $  90.9
----------------------------------------------------------------------------------------------------------------------

CHANGE IN PLAN ASSETS

Fair value of plan assets, beginning of year                       $  579.3     $  477.5       $ 80.1     $  63.7
Actual return on plan assets                                           61.1        120.6         (4.2)        9.8
Employer contributions                                                  -           18.4         11.5        10.9
Participant contributions                                               -            -            0.9         0.8
Benefits paid                                                         (24.6)       (37.2)        (5.8)       (5.1)
----------------------------------------------------------------------------------------------------------------------
Fair value of plan assets, end of year                             $  615.8     $  579.3     $   82.5     $  80.1
----------------------------------------------------------------------------------------------------------------------

RECONCILIATION OF FUNDED STATUS

Funded status                                                      $  176.4     $  162.0     $  (16.6)    $ (10.8)
Unrecognized actuarial (gain)/loss                                   (181.8)      (165.4)          .6       (13.8)
Unrecognized prior service cost                                         9.2         10.5           -           -
Unrecognized transition obligation/(asset)                            (13.5)       (17.7)        23.5        25.6
----------------------------------------------------------------------------------------------------------------------
Net amount recognized (gain)/loss                                  $   (9.7)    $  (10.6)    $    7.5     $   1.0
----------------------------------------------------------------------------------------------------------------------

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS CONSIST OF:

Prepaid benefit cost                                               $   13.6     $    5.1     $    7.5     $   1.0
Accrued benefit liability                                             (23.3)       (15.7)          -           -
----------------------------------------------------------------------------------------------------------------------
Net amount recognized (gain)/loss                                  $   (9.7)    $  (10.6)    $    7.5     $   1.0
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                                                                            PENSION BENEFITS          OTHER BENEFITS
                                                                           2000         1999          2000       1999
----------------------------------------------------------------------------------------------------------------------
ASSUMPTIONS AS OF DECEMBER 31

Discount rate                                                              8.0%         8.0%          8.0%       8.0%
Expected return on plan assets                                             9.5%         9.5%          9.5%       9.5%
Rate of compensation increase                                              4.5%         4.5%          4.5%       4.5%
Medical trend - initial trend                                                                         6.7%       6.9%
Medical trend - ultimate trend                                                                        5.5%       5.5%
Medical trend - year of ultimate trend                                                                2005       2005


                                                                                             (MILLIONS OF DOLLARS)
------------------------------------------------------------------------------------------------------------------
                                                    PENSION BENEFITS                       OTHER BENEFITS
                                                2000      1999      1998            2000         1999        1998
------------------------------------------------------------------------------------------------------------------
COMPONENTS OF NET PERIODIC BENEFIT COST

Service cost                                  $  10.0    $  16.3   $  12.8        $  2.3       $  3.1       $  2.6
Interest cost                                    32.8       32.7      30.4           7.4          7.2          6.3
Expected return on plan assets                  (47.8)     (40.7)    (35.3)         (7.8)        (6.0)        (4.4)
Amortization of prior service cost                1.4        1.9       1.9             -            -            -
Amortization of transition liability/(asset)     (4.2)      (4.2)     (4.2)            -          2.7          2.7
Recognized net actuarial (gain)/loss             (4.0)         -         -           2.1            -            -
------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                     $ (11.8)   $   6.0   $   5.6        $  4.0       $  7.0       $  7.2
Additional cost/(income) due to FAS 88           10.9      (12.7)        -           1.0         (0.2)           -
------------------------------------------------------------------------------------------------------------------
Total net periodic benefit cost/(income)      $   (.9)   $  (6.7)  $   5.6        $  5.0       $  6.8       $  7.2
------------------------------------------------------------------------------------------------------------------

   For measurement purposes, a 6.7% health care trend rate was used for 2001. Trend rates were assumed to decrease gradually to 5.5% in 2005 and remain at this level going forward. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.

   A one percentage point change in assumed health care cost trend rates would have the following effects for 2000:

                                                                                         (MILLIONS OF DOLLARS)
-------------------------------------------------------------------------------------------------------------
                                                                              1 Percentage   1 Percentage
                                                                                 Point           Point
                                                                               Increase        Decrease
-----------------------------------------------------------------------------------------------------------
Aggregate effect on service cost and interest cost                                  $   1.3      $   (1.2)
Effect on accumulated postretirement benefit obligation                             $  10.4      $   (9.4)
-----------------------------------------------------------------------------------------------------------

   As permitted under Paragraph 26 of Statement No. 87, the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the Plan.

   Concurrent with the decision to exit Clinton operations, IP recognized a pension plan curtailment gain of $11.9 million and additional postretirement medical plan curtailment costs of $0.7 million at December 31, 1998. These amounts were recognized in the 1998 Consolidated Statement of Income; however, these amounts are not reflected in the 1998 amounts in the above tables.

   Revisions to the curtailment amounts resulted from the sale of Clinton. The sale of Clinton in 1999 resulted in a pension plan curtailment gain of $22.6 million and a postretirement medical plan curtailment gain of $8.9 million. Unrecognized prior service cost and transition obligation were immediately recognized as a result of the Clinton sale curtailment in accordance with FAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," accounting methods.

   The net result of FAS 88 accounting for the Clinton sale was a one-time pension plan income item of $19.0 million and a postretirement medical plan income item of $0.2 million in addition to the ongoing plans' net periodic pension expense. The 1999 pension plan curtailment gain of $19.0 million and the postretirement medical plan curtailment gain of $0.2 million were not recognized in the 1999 Consolidated Statement of Income. Rather, these curtailment gains were recognized as an adjustment to common stock equity, as explained in "Note 3 - Clinton Impairment, Quasi-Reorganization and Sale of Clinton." These amounts are reflected in the 1999 amounts in the above tables.

   The supplemental executive retirement plan ("SERP") accrued benefits were paid as a lump sum to all participants. As a result, IP recognized an immediate one-time cost of $6.3 million and the SERP plan ceased to exist as of December 31, 1999.

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

   The former IP employees who are now employed by AmerGen due to the sale of Clinton who have met the eligibility requirements for postretirement welfare benefits will remain eligible for these benefits and continue to accrue service towards these benefits while employed by AmerGen. Those employees who have not yet met the eligibility requirement for the postretirement welfare plans, but who were age 50 or over at the time of the sale, will be able to accrue service at AmerGen towards the eligibility and benefits under the IP plans.

  During 2000, IP recognized special termination benefit pension expense of $10.9 million and postretirement medical plan expense of $1.0 million due to IP's staffing reduction plan resulting from the merger with Dynegy. See "Note 2 - Business Combination" for additional information.

NOTE 13 - SEGMENTS OF BUSINESS

IP is engaged in the transmission, distribution and sale of electric energy and the distribution, transportation and sale of natural gas in the state of Illinois. In previous periods, IP was also engaged in the generation of electric energy. As previously discussed, effective October 1, 1999, IP transferred its fossil-fueled generating assets to Illinova. Additionally, as a condition precedent to the merger, IP sold its interest in the Clinton Nuclear Power Station to AmerGen effective December 15, 1999. As a result of these enterprise changes, the structure of IP's internal organization has constricted into a single prospective reportable segment. For 2000, this segment includes the transmission, distribution and sale of electric energy in Illinois; and the transportation, distribution and sale of natural gas in Illinois. Also included in this segment are specialized support functions, including accounting, legal, performance management, information technology, human resources, environmental resources, purchasing and materials management and public affairs. For comparability purposes, results for 2000 should be compared with the Customer Service segment in previous periods.

   During 1999 and 1998, IP's operations were divided into four reportable segments: Customer Service, Wholesale Energy, Nuclear and Other.

   The business groups and their principal services were as follows:

-- Customer Service Business Group - transmission, distribution and sale of electric energy; distribution, transportation and sale of natural gas in Illinois.
-- Wholesale Energy Business Group - fossil-fueled electric generation in Illinois, wholesale electricity transactions throughout the United States and dispatching activities.
-- Nuclear Generation Business Group - nuclear-fueled electric generation in Illinois.
-- Other - This category included the financial support functions such as accounting, finance, corporate performance, audit and compliance, investor relations, legal, corporate development, regulatory, risk management and tax services. Also included in this group were specialized support functions, including information technology, human resources, environmental resources, purchasing and materials management and public affairs.

   Generally, IP accounts for intercompany transactions at prevailing rates or fully distributed costs. Operating segment information for the year 1999 is presented below.

                                                                                                   (MILLIONS OF DOLLARS)

                                                     Customer      Wholesale                                     Total
1999                                                 Service         Energy        Nuclear        Other         Company
----------------------------------------------------------------------------------------------------------------------------
Unaffiliated domestic revenues                         $ 1,488.8      $  380.5       $   33.9        $    -     $   1,903.2
Intersegment domestic revenues  (1)                            -         352.7          146.4       (499.1)               -
                                                  --------------------------------------------------------------------------
   Total revenues                                        1,488.8         733.2          180.3       (499.1)         1,903.2
Depreciation and amortization                               94.5          76.9            6.8             -           178.2
Other operating expenses  (1)                            1,040.9         548.4          339.1       (475.5)         1,452.9
                                                  --------------------------------------------------------------------------
   Operating income (loss)                                 353.4         107.9        (165.6)        (23.6)           272.1
Interest expense (3)                                       105.5          68.7         (25.8)             -           148.4
AFUDC                                                      (4.2)             -              -             -           (4.2)
                                                  --------------------------------------------------------------------------
   Net income (loss) before taxes                          252.1          39.2        (139.8)        (23.6)           127.9
Income tax expense (benefit)                                94.9          13.4         (53.8)          16.8            71.3
Miscellaneous-net                                            0.5             -          (3.0)           6.1             3.6
Interest revenue (4)                                           -             -              -        (60.1)          (60.1)
                                                  --------------------------------------------------------------------------
   Net income (loss) after taxes                           156.7          25.8         (83.0)          13.6           113.1
Preferred dividend requirement and
   carrying amount over consideration paid
   for redeemed preferred stock                             13.6           9.1          (3.6)         (1.6)            17.5
                                                  --------------------------------------------------------------------------
Net income (loss) applicable to common stock           $   143.1      $   16.7      $  (79.4)      $   15.2       $    95.6
----------------------------------------------------------------------------------------------------------------------------
Other information --
   Total domestic assets  (2)                         $  2,507.8        $    -         $    -     $ 2,790.0     $   5,297.8
   Capital expenditures                                    111.1          79.1              -           7.0           197.2
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

(3) Interest expense is allocated based on net invested capital of the segments.

(4) Interest revenue includes interest on notes receivable from Illinova and other affiliates of $52.9 million.

   Operating segment information for the year ended 1998 is presented below.

                                                                                          (MILLIONS OF DOLLARS)

                                              Customer     Wholesale                                  Total
1998                                           Service       Energy       Nuclear       Other        Company
----------------------------------------------------------------------------------------------------------------
Unaffiliated domestic revenues                $  1,505.7     $   557.2    $     6.3     $      -    $   2,069.2
Intersegment domestic revenues  (1)                    -         482.3         (2.4)      (479.9)             -
                                             -------------------------------------------------------------------
   Total revenues                                1,505.7       1,039.5          3.9       (479.9)       2,069.2
Depreciation and amortization                       68.3          30.3         99.1          5.9          203.6
Other operating expenses  (1)                      909.9         996.3        366.9       (477.0)       1,796.1
                                             -------------------------------------------------------------------
   Operating income (loss)                         527.5          12.9       (462.1)        (8.8)          69.5
Interest expense (3)                                53.9          16.2         64.8            -          134.9
AFUDC                                               (0.1)         (0.9)        (2.5)         0.3           (3.2)
                                             -------------------------------------------------------------------
   Net income (loss) before taxes                  473.7          (2.4)      (524.4)        (9.1)         (62.2)
Income tax expense (benefit)                       194.0          (5.4)      (226.2)         3.2          (34.4)
Miscellaneous-net                                    0.5          (1.0)         0.1          3.2            2.8
Interest revenue                                       -             -            -        (1.9)          (1.9)
                                             -------------------------------------------------------------------
   Net income (loss) after taxes                   279.2           4.0       (298.3)       (13.6)         (28.7)
Preferred dividend requirement                       7.3           2.4         10.1            -           19.8
                                             -------------------------------------------------------------------
   Net income (loss)                           $   271.9      $    1.6    $  (308.4)    $  (13.6)    $    (48.5)
Clinton plant impairment loss, net of tax              -             -      1,523.7            -        1,523.7
                                             -------------------------------------------------------------------
Net income (loss) applicable to common stock   $   271.9      $    1.6    $(1,832.1)    $  (13.6)    $ (1,572.2)
----------------------------------------------------------------------------------------------------------------
Other information --
   Total domestic assets  (2)                  $ 2,290.4      $3,043.7    $   241.4     $  528.6     $  6,104.1
   Capital expenditures                            124.4         116.0         62.5          8.6          311.5
----------------------------------------------------------------------------------------------------------------

(1) Intersegment revenue priced at 2.5 cents per kWh delivered. Intersegment expense is reflected in other operating expenses for Customer Service. Nuclear reflects a replacement power expense for the increment of market price over the intersegment price for 1998. Intersegment revenues and expenses are eliminated in the Other column.

(2) Primary assets for Nuclear include decommissioning assets, shared general and intangible plant and nuclear fuel.

(3) Interest expense is allocated based on net invested capital of the segments.

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." Using available market information and selected valuation methodologies, IP has determined the estimated fair value amounts. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair-value amounts.

---------------------------------------------------------------------------------------------------------------------
                                                                      2000                         1999
                                                            ---------------------------------------------------------
                                                               CARRYING          FAIR         Carrying          Fair
(MILLIONS OF DOLLARS)                                             VALUE         VALUE            Value         Value
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                         $24.1         $24.1            $23.5         $23.5

Mandatorily redeemable
  preferred stock                                                 100.0          99.0            193.4         169.9

Long-term debt (including current maturities)                   1,874.0       1,858.0          2,142.8       2,061.2

Notes payable                                                     147.8         147.8            327.3         327.3

----------------------------------------------------------- ------------ ------------- ---------------- -------------

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

NOTE 15 - FINANCIAL AND OTHER DERIVATIVE INSTRUMENTS

TRADING ACTIVITIES IP engaged in the brokering and marketing of electricity until September 30, 1999. Effective October 1, 1999, IP's wholly owned fossil generating assets were transferred to Illinova. Illinova subsequently transferred these assets to IPMI. For more information regarding the transfer of the wholly owned fossil generation, see "Note 4 - Related Parties." Consequently, all trading activities for the last quarter of 1999 were conducted by IPMI. During the first three quarters of 1999, IP used a variety of instruments, including fixed-price swap agreements, variable-price swap agreements, exchange-traded energy futures, swaps, and options contracts, and over-the-counter forwards, swaps, and options.

   As of December 31, 1998, IP adopted EITF 98-10. IP recorded its trading instruments at fair value in accordance with EITF 98-10's application criteria. Until September 30, 1999 and at December 31, 1998, derivative assets and liabilities were recorded on the Consolidated Balance Sheets at fair value with unrealized gains and losses shown net in the Consolidated Statements of Income. During 1999 and 1998, IP recorded realized gains and losses as components of operating revenues and operating expenses in the Consolidated Statements of Income. During 2000, IP did not participate in trading activities.

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

   Effective October 1, 1999, IP's wholly owned fossil generating assets were transferred to Illinova. Subsequently, Illinova transferred these assets to IPMI. Consequently, all non-trading activities were performed by IPMI during the last quarter of 1999. For more information regarding the transfer of wholly owned fossil generating assets, see "Note 4 - Related Parties."

   As of December 31, 1998, IP adopted FAS 133. IP's derivative assets and liabilities were recorded on the Consolidated Balance Sheets at fair value with unrealized gains and losses shown net in the equity section of the Consolidated Balance Sheets as a part of the quasi-reorganization. In 1999, hedge accounting was not applied, and unrealized gains and losses are shown net in the Consolidated Statements of Income. IP recorded realized gains and losses as components of operating revenues and operating expenses in the Consolidated Statements of Income. During 2000, IP had no derivative instruments qualifying under FAS 133.

NOTE 16 - QUARTERLY CONSOLIDATED FINANCIAL INFORMATION AND COMMON STOCK DATA (UNAUDITED)

(MILLIONS OF DOLLARS)
---------------------------------------------------------------------------------------------------------------------
                                                     First Quarter     Second Quarter   Third Quarter  Fourth Quarter
                                                          2000              2000            2000            2000
---------------------------------------------------------------------------------------------------------------------
Operating revenues                                       $385               $339            $431         $430.6
Operating income                                           31                 40              59           26.0
Net income                                                 25                 30              53           26.9
Net income applicable to common stock                      20                 26              51           24.0
Cash dividends declared on common stock                     -                  -               -              -
Cash dividends paid on common stock                         -                  -               -              -

---------------------------------------------------------------------------------------------------------------------
                                                     First Quarter     Second Quarter   Third Quarter  Fourth Quarter
                                                          1999              1999            1999            1999
---------------------------------------------------------------------------------------------------------------------
Operating revenues                                       $472.3           $378.1           $676.3         $376.5
Operating income                                           55.4             53.4             94.0           14.9
Net income                                                 23.0             20.0             59.8           10.3
Net income applicable to common stock                      18.8             15.0             56.1            5.7
Cash dividends declared on common stock                       -             19.5             21.4              -
Cash dividends paid on common stock                           -             19.5             21.4              -

In addition to amounts disclosed elsewhere, during the fourth quarter of 1999, IP incurred $5.7 million expenses related to the merger of Illinova and Dynegy.