Form 10-Q
period 2001-03-31
ILLINOIS POWER CO
filed 2001-05-14
CIK 49816

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended March 31, 2001



[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _________________ to ________________


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


                                 (217) 424-6600
              (Registrant`s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES [X]   NO [ ]

Illinova Corporation is the sole holder of the common stock of Illinois Power Company. There is no voting or non-voting common equity held by non-affiliates of Illinois Power Company. Illinois Power Company is an indirect wholly owned subsidiary of Dynegy Inc.

                             ILLINOIS POWER COMPANY
                                TABLE OF CONTENTS



                                                                            PAGE

PART I.  FINANCIAL INFORMATION

   Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

   Condensed Consolidated Balance Sheets:
      March 31, 2001 and December 31, 2000................................  3
   Condensed Consolidated Statements of Income:
      For the three months ended March 31, 2001 and 2000..................  4
   Condensed Consolidated Statements of Cash Flows:
      For the three months ended March 31, 2001 and 2000..................  5
   Notes to Condensed Consolidated Financial Statements...................  6

   Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS............................ 11

   Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK.................................................... 17



PART II.  OTHER INFORMATION


   Item 1. Legal Proceedings ............................................. 18

   Item 6. Exhibits and Reports on Form 8-K............................... 18

ILLINOIS POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (IN MILLIONS, EXCEPT SHARE DATA)
------------------------------------------------------------------------

                                                                          MARCH 31,    DECEMBER 31,
                                                                            2001          2000
                                                                        -----------   -------------
                                                                        (unaudited)
                                ASSETS

UTILITY PLANT:
Electric (includes construction work in progress of $97 million and $114
    million, respectively)                                                 $2,319        $2,301
Gas (includes construction work in progress of $16 million and $19
    million, respectively)                                                    743           740
                                                                           ------        ------
                                                                            3,062         3,041
Less: accumulated depreciation                                              1,208         1,193
                                                                           ------        ------
                                                                            1,854         1,848
                                                                           ------        ------
INVESTMENTS AND OTHER ASSETS                                                   14            16
                                                                           ------        ------

CURRENT ASSETS:
Cash and cash equivalents                                                      22            24
Accounts receivable, net                                                      200           169
Accounts receivable, affiliates                                                92            51
Accrued unbilled revenue                                                       72           117
Materials and supplies, at average cost                                        27            51
Prepayments and other                                                          17            12
                                                                           ------        ------
                                                                              430           424
                                                                           ------        ------

DEFERRED CHARGES AND OTHER:
Note receivable from affiliate                                              2,262         2,262
Transition period cost recovery                                               261           273
Other                                                                         144           149
                                                                           ------        ------
                                                                            2,667         2,684
                                                                           ------        ------
                                                                           $4,965        $4,972
                                                                           ======        ======


                           CAPITAL AND LIABILITIES

CAPITALIZATION:
Common stock -- no par value, 100,000,000 shares authorized:
    75,643,937 shares issued, stated at                                    $1,274        $1,274
Retained earnings - accumulated since January 1, 1999                         133           176
Less: Capital stock expense                                                     7             7
Less: 12,751,724 shares of common stock in treasury, at cost                  287           287
                                                                           ------        ------
                                                                            1,113         1,156
Preferred stock                                                                46            46
Mandatorily redeemable preferred stock                                        100           100
Long-term debt                                                              1,766         1,788
                                                                           ------        ------
                                                                            3,025         3,090
                                                                           ------        ------

CURRENT LIABILITIES:
Accounts payable                                                               75           146
Accounts payable, affiliates                                                   12             5
Notes payable and current portion of long-term debt                           361           234
Accrued liabilities                                                           149           153
                                                                           ------        ------
                                                                              597           538
                                                                           ------        ------

DEFERRED CREDITS:
Accumulated deferred income taxes                                           1,134         1,130
Other                                                                         209           214
                                                                           ------        ------
                                                                            1,343         1,344
                                                                           ------        ------
                                                                           $4,965        $4,972
                                                                           ======        ======

            See notes to condensed consolidated financial statements.

ILLINOIS POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (IN MILLIONS)
----------------------------------------------------------------------------

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                    --------------------
                                                     2001          2000
                                                    -----          -----
OPERATING REVENUES:
Electric                                            $ 255          $ 268
Electric interchange                                  ---              1
Gas                                                   274            116
                                                    -----          -----
                                                      529            385
                                                    -----          -----

OPERATING EXPENSES AND TAXES:
Power purchased                                       151            160
Gas purchased for resale                              217             68
Other operating expenses                               30             27
Retirement and severance expense                      ---             38
Maintenance                                            13             12
Depreciation and amortization                          20             19
Amortization of regulatory assets                      13             13
General taxes                                          23             22
Income taxes                                           22             (5)
                                                    -----          -----
                                                      489            354
                                                    -----          -----

    OPERATING INCOME                                   40             31

Other income (expenses), net                            9            (16)
Interest income from affiliates                        42             48
                                                    -----          -----

    INCOME BEFORE INTEREST CHARGES                     91             63

Interest expense                                      (32)           (38)
Allowance for borrowed funds used
  during construction                                   1            ---
                                                    -----          -----

    NET INCOME                                         60             25
    Preferred dividend requirement                     (3)            (5)
                                                    -----          -----
    NET INCOME APPLICABLE TO COMMON SHAREHOLDER     $  57          $  20
                                                    =====          =====

            See notes to condensed consolidated financial statements.

ILLINOIS POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN MILLIONS)
---------------------------------------------------------------------------

                                                         THREE MONTHS ENDED
                                                               MARCH 31,
                                                         ------------------
                                                           2001       2000
                                                          -----       -----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                $  60       $  25
Items not affecting cash flows from operating
activities:
   Depreciation and amortization                             33          34
   Deferred income taxes                                     (6)         12

Changes in assets and liabilities resulting
  from operating activities:
   Accounts receivable                                      (27)        (15)
   Inventories                                               24          15
   Prepayments and other assets                              13          48
   Accounts payable                                         (64)        (31)
   Accrued liabilities                                       11         (12)
Other, net                                                  (24)          9
                                                          -----       -----

Net cash provided by operating activities                    20          85
                                                          -----       -----


CASH FLOWS FROM INVESTING ACTIVITIES:


Capital expenditures                                        (27)        (31)
Proceeds from note receivable, affiliate                    ---         336
Other, net                                                    2          (2)
                                                          -----       -----

Net cash provided by (used in) investing
  activities                                                (25)        303
                                                          -----       -----


CASH FLOWS FROM FINANCING ACTIVITIES:


Dividends on common and preferred stock                    (101)         (1)
Repayments of long-term borrowings                          (22)        (94)
Net change in commercial paper and money market
  lines of credit                                           127        (296)
Other, net                                                   (1)         (3)
                                                          -----       -----

Net cash provided by (used in) financing
  activities                                                  3        (394)
                                                          -----       -----

Net change in cash and cash equivalents                      (2)         (6)
Cash and cash equivalents, beginning of period               24          24
                                                          -----       -----

Cash and cash equivalents, end of period                  $  22       $  18
                                                          =====       =====

            See notes to condensed consolidated financial statements.

                             ILLINOIS POWER COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE INTERIM PERIODS ENDED MARCH 31, 2001 AND 2000


NOTE 1 -- ACCOUNTING POLICIES


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission ("SEC"). These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Illinois Power Company's ("IP" or the "Company") Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC.

The financial statements include all material adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim period. Interim period results are not necessarily indicative of the results for the full year. The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to develop estimates and to make assumptions that affect reported financial position and results of operations and that impact the nature and extent of disclosure, if any, of contingent assets and liabilities. Actual results could differ materially from those estimates.

IP is engaged in the transmission, distribution and sale of electric energy and the distribution, transportation and sale of natural gas in the State of Illinois. The condensed consolidated financial statements include the accounts of IP; Illinois Power Capital, L. P.; Illinois Power Financing I ("IPFI"); Illinois Power Securitization Limited Liability Company ("LLC"); and Illinois Power Special Purpose Trust ("IPSPT"). All significant intercompany balances and transactions have been eliminated from the condensed consolidated financial statements. All nonutility operating transactions are included in the line titled "Other income (expenses), net" in IP's Condensed Consolidated Statements of Income. Certain reclassifications have been made to prior year amounts in order to conform to current year presentation.

Cash and cash equivalents include cash on hand and temporary investments purchased with an initial maturity of three months or less. At each of March 31, 2001 and December 31, 2000, $12 million of such cash and cash equivalents was restricted. This cash is reserved for use in retiring the Transitional Funding Trust Notes issued under the provisions of P.A. 90-561 (Illinois electric utility restructuring legislation enacted in December 1997).

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

As part of the merger, estimated severance and retirement costs of $38 million ($23 million after-tax) were recorded in the first quarter of 2000 which were subsequently adjusted to reflect actual costs incurred throughout the year. Severance charges represented approximately $20 million ($12 million after-tax) of the total costs incurred, the majority of which had been

                             ILLINOIS POWER COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE INTERIM PERIODS ENDED MARCH 31, 2001 AND 2000


paid as of March 31, 2001. As of March 31, 2001, 279 employees were either severed or have retired as a result of the merger. It is expected that an additional 7 employees will be severed or retire by the end of 2001. The severance/retirement plan is being executed pursuant to IP's plan and related actions were substantially complete at December 31, 2000.

NOTE 3 -- RELATED PARTIES

Effective October 1, 1999, IP transferred its wholly owned fossil generating assets and other generation-related assets and liabilities at net book value to Illinova in exchange for an unsecured note receivable of approximately $2.8 billion. Such assets were subsequently contributed by Illinova to Illinova Power Marketing Inc. ("IPMI"), which was later renamed Dynegy Midwest Generation ("DMG"). The note matures on September 30, 2009 and bears interest at an annual rate of 7.5%, due semiannually in April and October. At March 31, 2001, principal and accrued interest outstanding under the note receivable approximated $2.3 billion and $84 million, respectively. At December 31, 2000, principal and accrued interest outstanding under the note receivable approximated $2.3 billion and $42 million, respectively. IP recognized $42 million of interest income from Illinova on the note for the quarter ended March 31, 2001 and $48 million for the quarter ended March 31, 2000.

IP routinely conducts business with subsidiaries of Dynegy. These transactions include the purchase or sale of electricity, natural gas and transmission services as well as certain other services. Operating revenue derived from transactions with affiliates approximated $7 million and $6 million for the first quarter of 2001 and 2000, respectively. Aggregate operating expenses charged by affiliates during the first quarter of 2001 approximated $148 million, including $113 million for power purchased. Aggregate operating expenses charged by affiliates during the first quarter of 2000 approximated $135 million, including $126 million for power purchased. Related party transactions have been conducted at prices and terms similar to those available to and transacted with unrelated parties.

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


NOTE 4 -- COMMITMENTS AND CONTINGENCIES


LEGAL AND ENVIRONMENTAL MATTERS.

ENVIRONMENTAL PROTECTION AGENCY COMPLAINT. On November 3, 1999, the United States Environmental Protection Agency ("EPA") issued a Notice of Violation ("NOV") against IP and, with the Department of Justice ("DOJ"), filed a complaint against IP in the U.S. District Court for the Southern District of Illinois, No. 99C833. Subsequently, the DOJ and EPA amended the NOV and complaint to include IPMI (now known as DMG) (IP and DMG collectively the "Defendants"). Similar notices and lawsuits have been filed against a number of other utilities. Both the NOV and complaint allege violations of the Clean Air Act and regulations thereunder. More specifically, both allege, based on the same events, that certain equipment repairs, replacements and maintenance activities at the Defendants' three Baldwin Station generating units constituted "major modifications" under either or both the Prevention of Significant Deterioration and the New Source Performance Standards regulations. When non-exempt "major modifications" occur, the Clean Air Act and related regulations generally require that generating facilities meet more stringent emissions standards. The DOJ amended its complaint to assert the claims found in the NOV. The Defendants filed an answer denying all claims and asserting various

                             ILLINOIS POWER COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE INTERIM PERIODS ENDED MARCH 31, 2001 AND 2000



specific defenses. By order dated April 19, 2000, a trial date of November 2001 was set. The initial trial is limited to liability.

The regulations under the Clean Air Act provide certain exemptions to the definition of "major modifications," particularly an exemption for routine repair, replacement or maintenance. IP has analyzed each of the activities covered by the EPA's allegations and believes each activity represents prudent practice regularly performed throughout the utility industry as necessary to maintain the operational efficiency and safety of equipment. As such, IP believes that each of these activities is covered by the exemption for routine repair, replacement and maintenance and that the EPA is changing, or attempting to change, through enforcement actions, the intent and meaning of its regulations. IP also believes that, even if some of the activities in question were found not to qualify for the routine exemption, there were no increases either in annual emissions or in the maximum hourly emissions achievable at any of the units caused by any of the activities. The regulations provide an exemption for increased hours of operation or production rate and for increases in emissions resulting from demand growth. Although none of the Defendants' other facilities are covered in the complaint and NOV, the EPA has officially requested information concerning activities at the Defendants' Vermilion, Wood River and Hennepin Plants. It is possible that the EPA will eventually commence enforcement actions against those plants as well. The asset(s) subject to the complaint are part of the consolidated assets of Dynegy.

The EPA has the authority to seek penalties for the alleged violations in question at the rate of up to $27,500 per day for each violation. The EPA also will be seeking installation of "best available control technology" (or equivalent) at the Baldwin Station and possibly at the other three plants as well.

The parties are engaged in discovery, and numerous discovery-related disputes have arisen. The United States Magistrate heard arguments on a number of the discovery disputes in December 2000 and issued orders favorable to the Defendants on most of the disputed issues. Notwithstanding the favorable order, discovery disputes continue to arise.

Two utilities, Virginia Power and Cinergy, reached settlements with the United States in 2000. The settlements call for the utilities to pay civil fines; fund various environmental projects; reduce nitrogen oxides, sulphur oxides, particulate matter, and mercury emissions through the installation of pollution control devices over a period extending from 2012 through 2013; and forfeit certain emission credits.

IP believes the allegations are without merit and will vigorously defend this claim. In the opinion of management, the amount of ultimate liability with respect to this action will not have a material adverse effect on the financial position or results of operations of IP.

MANUFACTURED GAS PLANTS ("MGP"). IP's estimated liability for MGP site remediation is $55 million. This amount represents IP's current estimate of the costs it will incur to remediate the remaining 22 MGP sites for which it is responsible. Because of the unknown and unique characteristics at each site, IP cannot currently determine its ultimate liability for remediation of the sites. In October 1995, IP initiated litigation against a number of its insurance carriers. Settlement proceeds recovered from these carriers offset a significant portion of the MGP remediation costs and are credited to customers through the tariff rider mechanism that the Illinois Commerce Commission ("ICC") previously approved. Cleanup costs in excess of insurance proceeds are considered probable of recovery from IP's transmission and distribution customers.

OTHER LEGAL PROCEEDINGS. IP is involved in legal or administrative proceedings before various courts and agencies with respect to matters occurring in the ordinary course of business. Management believes that the final disposition of these proceedings will not have a material adverse effect on IP's consolidated financial position or results of operations.


REGULATORY MATTERS.


P.A. 90-561 - UTILITY EARNINGS CAP. P.A. 90-561 contains floor and ceiling provisions applicable to IP's Return on Equity ("ROE") during the transition period ending in 2006 (or 2008 at the option of the utility and with approval by the ICC). Pursuant to these provisions, IP may request an increase in its base rates if the two-year average of its earned ROE is

                             ILLINOIS POWER COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE INTERIM PERIODS ENDED MARCH 31, 2001 AND 2000


below the two-year average of the monthly average yields of 30-year U.S. Treasury bonds for the concurrent period ("Treasury Yield"). Conversely, IP is required to refund amounts to its customers equal to 50% of the value earned above a defined "ceiling limit." The ceiling limit is exceeded if IP's ROE exceeds the Treasury Yield, plus 6.5% in 2001 through 2004 (which increases to 8.5% in 2001 through 2004 if a utility chooses not to implement transition charges after 2006). Regulatory asset amortization is included in the calculation of ROE for the ceiling test, but is not included in the floor test calculation.


P.A. 90-561 - DIRECT ACCESS PROVISIONS. Beginning in October 1999, customers with demand greater than 4 megawatts ("MW") at a single site, customers with at least 10 sites having aggregate total demand of at least 9.5 MW and customers representing one-third of the remaining load in the non-residential class were given the right to choose their electric generation suppliers ("direct access"). Direct access for remaining non-residential customers began on December 31, 2000. Direct access will be available to all residential customers in May 2002. IP remains obligated to serve all customers who continue to take service from IP at tariff rates and remains obligated to provide delivery service to all customers at regulated rates. The transition charges that departing customers must pay to IP are not designed to hold IP completely harmless from resulting revenue loss because of the mitigation factor.

Although residential rate reductions and the introduction of direct access has led to lower electric service revenues, P.A. 90-561 is designed to protect the financial integrity of electric utilities in three principal ways:

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

3) The ROE of utilities is managed through application of floor and ceiling test rules contained in P.A. 90-561 as described above.

The extent to which revenues are affected by P.A. 90-561 will depend on a number of factors, including future market prices for wholesale and retail energy and load growth and demand levels in the current IP service territory. The impact on net income will depend on, among other things, the amount of revenues earned and the cost of doing business.

P.A. 90-561 - INDEPENDENT SYSTEM OPERATOR ("ISO") PARTICIPATION. Participation in an ISO by utilities serving retail customers in Illinois was one of the requirements included in P.A. 90-561. In January 1998, IP, in conjunction with eight other transmission-owning entities, filed with the FERC for all approvals necessary to create and to implement the Midwest Independent Transmission System Operator, Inc. ("MISO"). On September 20, 2000, IP announced its intention to withdraw its participation in the MISO and to become a member of the Alliance Regional Transmission Organization ("Alliance RTO"), pending necessary regulatory approval. On October 13, 2000, IP filed a notice of its intent to withdraw from the MISO with the FERC. On February 23, 2001, IP reached a settlement in principle with all parties that allows it to withdraw from the MISO and join the Alliance RTO, effective upon the FERC's approval of the settlement, which occurred May 8, 2001. IP has accrued an adequate amount to cover its share of the settlement obligation.


OTHER COMMITMENTS AND CONTINGENCIES.


NOTICE OF INQUIRY. On January 3, 2001, the Governor of Illinois, in conjunction with the creation of the Energy Cabinet, called upon the ICC to complete a full investigation of the recent natural gas price increases which have had a serious impact on Illinois consumers. The ICC subsequently issued a Notice of Inquiry requesting information and other input from various entities, including Illinois gas public utilities, with respect to the natural gas price increases. The outcome of this proceeding is uncertain.

                             ILLINOIS POWER COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE INTERIM PERIODS ENDED MARCH 31, 2001 AND 2000


NOTE 5 -- FINANCIAL AND OTHER DERIVATIVE INSTRUMENTS

The Financial Accounting Standards Board issued, and subsequently amended, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"), which became effective January 1, 2001. Provisions in Statement No. 133, as amended, affect the accounting and disclosure of certain contractual arrangements and operations of the Company. Under Statement No. 133, as amended, all derivative instruments are recognized on the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded in equity until the related hedged items impact earnings. Any ineffective portion of a hedge is reported in earnings immediately.

As of December 31, 1998, IP adopted Statement No. 133. IP's derivative assets and liabilities were recorded on the Condensed Consolidated Balance Sheets at fair value with unrealized gains and losses shown net in the equity section of the Condensed Consolidated Balance Sheets as a part of the quasi-reorganization that occurred in December 1998. During the first quarters of 2000 and 2001, IP had no derivative instruments qualifying under Statement No. 133.

WEATHER CONTRACTS. For the period beginning May 1, 2001 and ending September 30, 2001, IP entered into Cooling Degree Days ("CDD") commodity swaps with Dynegy Marketing and Trade ("DMT"), an affiliate, which entered into offsetting contracts with non-related third parties. Because the swaps are non-exchange-traded forward based weather derivatives, IP will account for its contracts with DMT by applying an intrinsic value method in accordance with a consensus reached by the Emerging Issues Task Force in Issue 99-2, "Accounting for Weather Derivatives." The intrinsic value method computes an amount based on the difference between the expected results from an upfront allocation of the cumulative strike and the actual results during a period, multiplied by the contract price. The allocation will be based on data from an external statistical source, specifically the National Climate Data Center's report on CDD at the Chicago O'Hare weather station. IP's potential maximum benefit or exposure is $15 million which will be used to offset revenue fluctuations due to weather.

                             ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED MARCH 31, 2001 AND 2000


The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of IP included elsewhere herein, including the notes relating thereto, and with the Company's Annual Report on Form 10-K for the year ended December 31, 19 2000, filed with the SEC.

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

              FOR THE INTERIM PERIODS ENDED MARCH 31, 2001 AND 2000


LIQUIDITY AND CAPITAL RESOURCES


IP has historically relied upon operating cash flow and borrowings from a combination of commercial paper issuances, bank lines of credit, corporate credit agreements and various public debt issuances for its liquidity and capital resource requirements. The following briefly describes the terms of these arrangements.

AFFILIATE TRANSACTION. IP maintains an unsecured note receivable due from its parent relating to the October 1999 transfer of its fossil-fueled generating assets. The note matures on September 30, 2009 and bears interest at an annual rate of 7.5%, due semiannually in April and October. Principal outstanding under this note totaled approximately $2.3 billion at March 31, 2001. Principal repayments and interest payments accruing under this arrangement provide IP with a source of liquidity for its prospective operating and capital expenditure requirements.

COMMERCIAL PAPER AND LINES OF CREDIT. At March 31, 2001, IP had commercial paper outstanding in the amount of $275 million. Remaining availability under a credit agreement totaled $25 million. IP believes additional financing arrangements can be obtained at reasonable terms, if required.

MORTGAGE. Aggregate principal outstanding under IP's New Mortgage Bonds approximated $1.1 billion at March 31, 2001, bearing interest ranging from 5.4% to 7.5% per annum. At March 31, 2001, IP had unsecured non-mortgage-borrowing capacity totaling approximately $211 million.

REFINANCING. Pollution Control Series Bonds M, N and O, and variable rate long-term debt due 2017 will be refunded and retired on June 1, 2001. The aggregate principal outstanding under both issues will be $187 million. On May 1, 2001, Pollution Control Series W and X variable rate long-term debt was issued as replacements in the amount of $187 million.

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

DIVIDENDS. Under IP's Restated Articles of Incorporation, common stock dividends are subject to the preferential rights of the holders of preferred and preference stock. IP is also limited in its payment of dividends by the Illinois Public Utilities Act, which requires retained earnings equal to or greater than the amount of any proposed dividend declaration or payment. The Federal Power Act precludes declaration or payment of dividends by electric utilities "out of money properly stated in a capital account." IP's retained earnings balance is expected to be sufficient during the remainder of 2001 to support payment of all scheduled preferred dividends. On March 2, 2001, IP declared and paid common stock dividends of $100 million to Illinova.

PREFERRED SECURITIES OF SUBSIDIARY TRUST. IPFI, a wholly owned subsidiary of IP, has $100 million aggregate liquidation amount of Subordinated Capital Income Securities outstanding at March 31, 2001, which were issued in a private transaction. These Trust Originated Preferred Securities ("TOPrS") were issued at 8% with a $25 per share liquidation preference. The TOPrS mature on January 31, 2045 and may be redeemed at IP's option, in whole or in part, from time to time on or after January 31, 2001.

CAPITAL ASSET PROGRAM. Construction expenditures for the three months ended March 31, 2001 were approximately $27 million. IP estimates that it will spend approximately $122 million on construction for the remainder of 2001. IP construction expenditures for 2001 through 2005 are expected to total approximately $819 million. Additional expenditures may be required during this period to accommodate the transition to a competitive environment, environmental compliance, system upgrades and other costs that cannot be determined at this time.

                             ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED MARCH 31, 2001 AND 2000


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

CONCLUSION. IP continues to believe that it will be able to meet all foreseeable cash requirements, including working capital, capital expenditures and debt service, from operating cash flow, supplemented as necessary by borrowings under its various credit facilities and other sources of liquidity.

                             ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED MARCH 31, 2001 AND 2000


RESULTS OF OPERATIONS

Provided below is an unaudited tabular presentation of certain IP operating and financial statistics for the three-month periods ended March 31, 2001 and 2000, respectively.

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                      -------------------
                                                       2001         2000
                                                      ------       ------
                                                         (IN MILLIONS)
  ELECTRIC SALES REVENUES -
    Residential                                       $  100       $   93
    Commercial                                            73           75
    Commercial-distribution*                               1          ---
    Industrial                                            63           84
    Industrial-distribution*                             ---          ---
    Other                                                  9            8
                                                      ------       ------
        Revenues from ultimate consumers                 246          260
    Interchange                                          ---            1
    Transmission/Wheeling                                  9            8
                                                      ------       ------
        Total Electric Revenues                       $  255       $  269
                                                      ======       ======

  ELECTRIC SALES IN KWH -
    Residential                                        1,382        1,236
    Commercial                                         1,054        1,041
    Commercial-distribution*                              23          ---
    Industrial                                         1,435        2,054
    Industrial-distribution*                             586           44
    Other                                                 99           92
                                                      ------       ------
        Sales to ultimate consumers                    4,579        4,467
    Interchange                                            1           47
                                                      ------       ------
          Total Electric Sales                         4,580        4,514
                                                      ======       ======


  GAS SALES REVENUES -

    Residential                                       $  178       $   76
    Commercial                                            69           28
    Industrial                                            22            8
    Other                                                  2            1
                                                      ------       ------
        Revenues from ultimate consumers                 271          113

    Transportation of customer-owned gas                   2            1

    Miscellaneous                                          1            2
                                                      ------       ------
          Total Gas Revenues                          $  274       $  116
                                                      ======       ======


  GAS SALES IN THERMS -

    Residential                                          173          145
    Commercial                                            74           61
    Industrial                                            25           24
                                                      ------       ------
        Sales to ultimate consumers                      272          230

    Transportation of customer-owned gas                  72           75
                                                      ------       ------
        Total gas sold and transported                   344          305
    Interdepartmental sales                                1            6
                                                      ------       ------
        Total Gas Delivered                              345          311
                                                      ======       ======

    *Distribution of customer-owned energy


                             ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED MARCH 31, 2001 AND 2000



THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

For the quarter ended March 31, 2001, IP reported net income of $60 million, compared with first quarter 2000 net income of $25 million. As part of the merger, estimated severance and retirement costs of $38 million ($23 million after-tax) were recorded in the first quarter of 2000 which were subsequently adjusted to reflect actual costs incurred throughout the year.

Operating revenues in 2001 increased $144 million primarily due to increased market prices for natural gas coupled with an increase in gas sales. Electric revenues decreased slightly due to industrial customers purchasing energy from alternate retail electric suppliers, offset by an increase in residential and commercial sales.

Operating expenses, excluding income taxes and the 2000 retirement and severance expense, increased $146 million in 2001 compared to 2000 primarily due to significantly higher market prices for natural gas purchases.

Other income includes interest income associated with the affiliate note receivable of $42 million in 2001 as compared to $48 million in 2000 arising from the October 1999 asset transfer. In addition, other income in 2001 includes favorable insurance and litigation settlements. Interest expense period-to-period decreased $6 million reflecting lower average principal balances.

IP reported an income tax provision of $39 million for the three-month period ended March 31, 2001, compared to an income tax provision of $13 million for the 2000 period. The effective tax rates approximated 39% and 35% in 2001 and 2000, respectively. The differences between the aforementioned effective tax rates and the statutory tax rate of 40% for both periods result principally from the tax deductibility of the dividends on company obligated mandatorily redeemable preferred securities.


OPERATING CASH FLOW


Cash flow from operating activities totaled $20 million for the three-month period ended March 31, 2001, compared to $85 million reported in the 2000 period. Changes in operating cash flow reflect the operating results previously discussed herein. Also affecting cash flow for 2001 was cash paid for higher priced natural gas purchases and income taxes paid. Cash flow in 2000 was affected by the receipt of an income tax refund, reduction of prepaid gas purchases in underground storage and a decrease in accrued liabilities attributable to interest accrued for federal and state taxes.


CAPITAL EXPENDITURES AND INVESTING ACTIVITIES


During the first quarter of 2001, IP spent approximately $27 million on electric and gas construction as compared to $31 million in the first quarter of 2000. IP expects expenditures for the remainder of 2001 to approximate $122 million.


DIVIDEND REQUIREMENTS


The holders of the IP Serial Preferred Stock are entitled to receive dividends if, when and as declared by IP's Board of Directors out of funds legally available therefore. IP paid approximately $3 million in cash dividends and distributions during the three months ended March 31, 2001, of which approximately $1 million was on its Serial Preferred Stock. In addition, IP paid dividends on its TOPrS of approximately $2 million. Dividends on Monthly Income Preferred Securities (MIPS) are no longer paid due to their redemption in 2000. During the three months ended March 31, 2000, dividends paid on MIPS and TOPrS approximated $4 million. IP also declared and paid common stock dividends of $100 million to Illinova effective March 2, 2001.

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

              FOR THE INTERIM PERIODS ENDED MARCH 31, 2001 AND 2000


can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "project," "forecast," "may," "should," "expect," "will" and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

>>   projected operating or financial results;
>>   beliefs about the financial impact of deregulation;
>>   assumptions regarding the outcomes of legal and administrative proceedings;
>>   intentions with respect to future energy supplies;
>>   anticipated costs associated with legal and regulatory compliance; and
>> expectations regarding cost savings or synergies relating to the Dynegy-Illinova merger.

Any or all of IP's forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties, including the following:

>> the timing and extent of changes in commodity prices for natural gas and electricity;
>>   competitive practices in the industries where IP competes;
>> the effects of deregulation of the energy industry and the rules and regulations adopted in connection therewith;
>> general United States and Illinois economic conditions, including fluctuations in interest rates;
>> operational factors affecting the ongoing commercial operations of IP's transmission, transportation and distribution facilities, including catastrophic weather-related damage, unscheduled repairs or workforce issues;
>> cost and other effects of legal and administrative proceedings, settlements, investigations or claims, including environmental liabilities that may not be covered by indemnity or insurance; and
>> other regulatory or legislative developments that affect the energy industry in general and IP's operations in particular.

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

                             ILLINOIS POWER COMPANY

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              FOR THE INTERIM PERIODS ENDED MARCH 31, 2001 AND 2000



IMPACT OF PRICE FLUCTUATIONS. IP's operating results may be impacted by commodity price fluctuations for electricity used in supplying service to its customers. IP has contracted with AmerGen and DMG to supply power via power purchase agreements. With these arrangements, IP believes it has provided adequate power supply for expected IP load plus a reserve supply above that expected level. Should power acquired under these agreements be insufficient to meet IP load requirements, IP will have to buy power at current market prices. The power purchase agreement with DMG obligates DMG to provide power up to the reservation amount even if DMG has individual units unavailable at various times. The power purchase agreement with AmerGen does not obligate AmerGen to acquire replacement power for IP in the event of a curtailment or shutdown at the Clinton Power Station, a nuclear-fueled generating facility which IP sold to AmerGen in December 1999. Under a Clinton shutdown scenario, to the extent IP exceeds its capacity reservation with DMG, IP will have to buy power at current market prices.

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

                             ILLINOIS POWER COMPANY
                           PART II. OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

See "Note 4 -- Commitments and Contingencies" in the Notes to Condensed Consolidated Financial Statements for an update on legal proceedings.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a) There are no instruments or documents required to be included as exhibits to this Form 10-Q.
(b) No Form 8-Ks, Commission File No. 1-3004, were filed during the first quarter of 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             Illinois Power Company



Date:  MAY 14, 2001          By: /s/ PEGGY E. CARTER
      -------------              -------------------------------------
                                  Peggy E. Carter, Vice President and Controller (Duly Authorized Officer and
                                  Principal Accounting Officer)