Form 10-Q
period 2001-06-30
ILLINOIS POWER CO
filed 2001-08-14
CIK 49816

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2001



| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _____________ to _____________


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

                             ILLINOIS POWER COMPANY
                                TABLE OF CONTENTS

================================================================================


                                                                       PAGE

PART I.  FINANCIAL INFORMATION

   Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

   Condensed Consolidated Balance Sheets:
      June 30, 2001 and December 31, 2000.................................3
   Condensed Consolidated Statements of Income:
      For the three and six months ended June 30, 2001 and 2000...........4
   Condensed Consolidated Statements of Cash Flows:
      For the six months ended June 30, 2001 and 2000.....................5
   Notes to Condensed Consolidated Financial Statements...................6

   Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS...........................11

   Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK...................................................19



PART II.  OTHER INFORMATION


   Item 1. Legal Proceedings.............................................20

   Item 6. Exhibits and Reports on Form 8-K..............................20

ILLINOIS POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (IN MILLIONS, EXCEPT SHARE DATA)
================================================================================

                                                                      JUNE 30,       DECEMBER 31,
                                                                        2001             2000
                                                                     ----------     -------------
                                                                     (unaudited)
                               ASSETS
UTILITY PLANT:
Electric (includes construction work in progress
    of $106 million and $114 million, respectively)                     $2,350          $2,301
Gas (includes construction work in progress of
    $17 million and $19 million, respectively)                             747             740
                                                                        ------          ------
                                                                         3,097           3,041
Less: accumulated depreciation                                           1,222           1,193
                                                                        ------          ------
                                                                         1,875           1,848
                                                                        ------          ------
INVESTMENTS AND OTHER ASSETS                                                13              16
                                                                        ------          ------
CURRENT ASSETS:
Cash and cash equivalents                                                   18              24
Accounts receivable, net                                                   146             169
Accounts receivable, affiliates                                             51              51
Accrued unbilled revenue                                                    65             117
Materials and supplies, at average cost                                     33              51
Prepayments and other                                                       16              12
                                                                        ------          ------
                                                                           329             424
                                                                        ------          ------
DEFERRED CHARGES AND OTHER:
Note receivable from affiliate                                           2,262           2,262
Transition period cost recovery                                            249             273
Other                                                                      150             149
                                                                        ------          ------
                                                                         2,661           2,684
                                                                        ------          ------
                                                                        $4,878          $4,972
                                                                        ======          ======


                    CAPITAL AND LIABILITIES
CAPITALIZATION:
Common stock - no par value, 100,000,000 shares authorized:
    75,643,937 shares issued, stated at                                 $1,274          $1,274
Retained earnings - accumulated since January 1, 1999                      165             176
Less: Capital stock expense                                                  7               7
Less: 12,751,724 shares of common stock in treasury, at cost               287             287
                                                                        ------          ------
                                                                         1,145           1,156

Preferred stock                                                             46              46
Mandatorily redeemable preferred stock                                     100             100
Long-term debt                                                           1,745           1,788
                                                                        ------          ------
                                                                         3,036           3,090
                                                                        ------          ------


CURRENT LIABILITIES:
Accounts payable                                                            68             146
Accounts payable, affiliates                                                15               5
Notes payable and current portion of long-term debt                        284             234
Accrued liabilities                                                        131             153
                                                                        ------          ------
                                                                           498             538
                                                                        ------          ------


DEFERRED CREDITS:
Accumulated deferred income taxes                                        1,150           1,130
Other                                                                      194             214
                                                                        ------          ------
                                                                         1,344           1,344
                                                                        ------          ------
                                                                        $4,878          $4,972
                                                                        ======          ======

            See notes to condensed consolidated financial statements.

ILLINOIS POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (IN MILLIONS)
================================================================================

                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                     JUNE 30,                  JUNE 30,
                                             ---------------------      ---------------------
                                                2001         2000         2001         2000
                                             ---------    --------      --------     -------
OPERATING REVENUES:
Electric                                       $ 274        $ 281        $ 529        $ 549
Electric interchange                               1            3            1            4
Gas                                               67           55          341          171
                                               -----        -----        -----        -----
                                                 342          339          871          724
                                               -----        -----        -----        -----
OPERATING EXPENSES AND TAXES:
Power purchased                                  158          178          309          338
Gas purchased for resale                          39           28          256           96
Other operating expenses                          35           35           65           62
Retirement and severance expense                  --           --           --           38
Maintenance                                       13           14           26           26
Depreciation and amortization                     20           19           40           38
Amortization of regulatory assets                 13           13           26           26
General taxes                                     16           16           39           38
Income taxes                                      (3)          (4)          19           (9)
                                               -----        -----        -----        -----
                                                 291          299          780          653
                                               -----        -----        -----        -----

    OPERATING INCOME                              51           40           91           71

Other income (expenses), net                     (27)         (20)         (18)         (36)
Interest income from affiliates                   43           43           85           91
                                               -----        -----        -----        -----

    INCOME BEFORE INTEREST CHARGES                67           63          158          126

Interest expense                                 (33)         (34)         (65)         (72)
Allowance for borrowed funds used during
construction                                      --            1            1            1
                                               -----        -----        -----        -----

    NET INCOME                                    34           30           94           55
    Preferred dividend requirement                (2)          (4)          (5)          (9)
                                               -----        -----        -----        -----
    NET INCOME APPLICABLE TO COMMON
      SHAREHOLDER                              $  32        $  26        $  89        $  46
                                               =====        =====        =====        =====


            See notes to condensed consolidated financial statements.

ILLINOIS POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN MILLIONS)
================================================================================

                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                             ---------------------
                                                                               2001         2000
                                                                             --------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                    $  94         $  55
Items not affecting cash flows from operating activities:
    Depreciation and amortization                                                69            68
    Deferred income taxes                                                         6            18
Changes in assets and liabilities resulting from operating activities:
    Accounts receivable                                                          75            48
    Inventories                                                                  18            10
    Prepayments and other assets                                                 14            80
    Accounts payable                                                            (68)          (14)
    Accrued liabilities                                                         (19)          (33)
Other, net                                                                      (24)           28
                                                                              -----         -----

Net cash provided by operating activities                                       165           260
                                                                              -----         -----


CASH FLOWS FROM INVESTING ACTIVITIES:


Capital expenditures                                                            (69)          (66)
Proceeds from note receivable, affiliate                                         --           336
Other, net                                                                        2            (2)
                                                                              -----         -----

Net cash provided by (used in) investing activities                             (67)          268
                                                                              -----         -----

CASH FLOWS FROM FINANCING ACTIVITIES:

Dividends on common and preferred stock                                        (101)           (1)
Repayments of long-term borrowings                                             (251)         (225)
Issuance of long-term borrowings                                                208            --
Net change in commercial paper and money market lines of credit                  49          (202)
Redemption of mandatorily redeemable preferred stock                             --           (93)
Other, net                                                                       (9)           (8)
                                                                              -----         -----

Net cash used in financing activities                                          (104)         (529)
                                                                              -----         -----

Net change in cash and cash equivalents                                          (6)           (1)
Cash and cash equivalents, beginning of period                                   24            24
                                                                              -----         -----

Cash and cash equivalents, end of period                                      $  18         $  23
                                                                              =====         =====


            See notes to condensed consolidated financial statements.

                             ILLINOIS POWER COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000



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

Cash and cash equivalents include cash on hand and temporary investments purchased with an initial maturity of three months or less. At June 30, 2001, approximately $9 million of such cash and cash equivalents was restricted while at December 31, 2000, approximately $12 million was restricted. This cash is reserved for use in retiring the Transitional Funding Trust Notes issued under the provisions of P.A. 90-561 (Illinois electric utility restructuring legislation enacted in December 1997).


NOTE 2 -- BUSINESS COMBINATION


Dynegy completed its acquisition of Illinova Corporation ("Illinova") on February 1, 2000. The merger of Dynegy and Illinova involved the creation of a new holding company, now known as Dynegy Inc. ("Dynegy"), and two separate but concurrent mergers. In one merger, a wholly owned subsidiary of Dynegy Inc. merged with and into Illinova. In the other merger, a second wholly owned subsidiary of Dynegy Inc. merged with and into former Dynegy. As a result of these two concurrent mergers, Illinova and former Dynegy continue to exist as wholly owned subsidiaries of Dynegy Inc. and are referred to as Illinova Corporation and Dynegy Holdings Inc., respectively. Dynegy accounted for the acquisition as a purchase of Illinova. As a result, the consolidated financial statements of Dynegy after the merger reflect the assets and liabilities of Illinova at allocated fair values. IP continues to be a wholly owned subsidiary of Illinova. For accounting purposes, the effective date of the merger was January 1, 2000.

IP's condensed consolidated financial statements were prepared on the historical cost basis and do not reflect an allocation of the purchase price to IP that was recorded by Dynegy as a result of the merger. Push down accounting was not required because IP has publicly held debt and preferred stock outstanding.

As part of the merger, estimated severance and retirement costs of $38 million ($23 million after-tax) were recorded in the first quarter of 2000 which were subsequently adjusted to reflect actual costs incurred throughout the year. Severance charges represented approximately $20 million ($12 million after-tax) of the total costs incurred, the majority of which had been paid. As of June 30, 2001, 277 employees were either severed or have retired as a result of the merger. It is expected that an additional 7 employees will be severed or retire by the end of 2002. The severance/retirement plan is being executed pursuant to IP's plan and related actions were substantially complete at December 31, 2000.

                             ILLINOIS POWER COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000



NOTE 3 -- RELATED PARTIES

Effective October 1, 1999, IP transferred its wholly owned fossil generating assets and other generation-related assets and liabilities at net book value to Illinova in exchange for an unsecured note receivable of approximately $2.8 billion. Such assets were subsequently contributed by Illinova to Illinova Power Marketing Inc. ("IPMI"), which was later renamed Dynegy Midwest Generation ("DMG"). The note matures on September 30, 2009 and bears interest at an annual rate of 7.5%, due semiannually in April and October. At June 30, 2001, principal and accrued interest outstanding under the note receivable approximated $2.3 billion and $43 million, respectively. At December 31, 2000, principal and accrued interest outstanding under the note receivable approximated $2.3 billion and $42 million, respectively. IP recognized $85 million of interest income from Illinova on the note for the first six months of 2001 and $43 million for the quarter ended June 30, 2001. IP recognized $91 million of interest income from Illinova on the note for the first six months of 2000 and $43 million for the quarter ended June 30, 2000.

IP routinely conducts business with subsidiaries of Dynegy. These transactions include the purchase or sale of electricity, natural gas and transmission services as well as certain other services. Operating revenue derived from transactions with affiliates approximated $10 million and $17 million for the three and six months ended June 30, 2001, respectively. Operating revenue derived from transactions with affiliates approximated $11 million and $17 million for the three and six months ended June 30, 2000, respectively. Aggregate operating expenses charged by affiliates approximated $131 million and $279 million for the three and six months ended June 30, 2001, respectively, including $113 million and $226 million for power purchased. Aggregate operating expenses charged by affiliates approximated $152 million and $287 million for the three and six months ended June 30, 2000, respectively, including $138 million and $264 million for power purchased. Related party transactions have been conducted at prices and terms similar to those available to and transacted with unrelated parties.

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


NOTE 4 -- COMMITMENTS AND CONTINGENCIES


LEGAL AND ENVIRONMENTAL MATTERS.

ENVIRONMENTAL PROTECTION AGENCY COMPLAINT. On November 3, 1999, the United States Environmental Protection Agency ("EPA") issued a Notice of Violation ("NOV") against IP and, with the Department of Justice ("DOJ"), filed a complaint against IP in the U.S. District Court for the Southern District of Illinois, No. 99C833. Subsequently, the DOJ and EPA amended the NOV and complaint to include IPMI (now known as DMG) (IP and DMG collectively the "Defendants"). Similar notices and lawsuits have been filed against a number of other utilities. Both the NOV and complaint allege violations of the Clean Air Act and regulations thereunder. More specifically, both allege, based on the same events, that certain equipment repairs, replacements and maintenance activities at the Defendants' three Baldwin Station generating units constituted "major modifications" under either or both the Prevention of Significant Deterioration ("PSD") and the New Source Performance Standards regulations. When non-exempt "major modifications" occur, the Clean Air Act and related regulations generally require that generating facilities meet more stringent emissions standards. The DOJ amended

                             ILLINOIS POWER COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000



its complaint to assert the claims found in the NOV. The Defendants filed an answer denying all claims and asserting various specific defenses. By order dated May 15, 2001, a trial date of June 2002 has been set. The initial trial is limited to liability.

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

The EPA has the authority to seek penalties for the alleged violations in question at the rate of up to $27,500 per day for each violation. The EPA also will be seeking installation of "best available control technology" (or the equivalent) at the Baldwin Station and possibly at the other three plants.

The parties are engaged in discovery and numerous discovery-related disputes have arisen. The United States Magistrate heard arguments on a number of the discovery disputes in December 2000 and issued orders favorable to the Defendants on most of the disputed issues. Notwithstanding the favorable order, discovery disputes continue to arise.

The National Energy Policy Report issued in May 2001 by the National Energy Policy Development Group recommended that the EPA Administrator examine the new source review regulations, including the PSD regulations, and report to the President within 90 days on the impact of new source review on investment in new utility and refinery generation capacity, energy efficiency and environmental protection. The report also recommended that the Attorney General review existing enforcement actions regarding new source review to ensure that the enforcement actions are consistent with the Clean Air Act and its regulations. These reviews have been undertaken by the respective agencies and are ongoing.

Two utilities, Virginia Power and Cinergy, reached tentative settlements with the United States on several issues in 2000. The tentative settlements would require the utilities to pay civil fines; fund various environmental projects; reduce nitrogen oxides, sulfur oxides, particulate matter and mercury emissions through the installation of pollution control devices over a period extending from 2012 through 2013, and forfeit certain emission credits. These settlements are not expected to be finalized until after the EPA review of the new source review regulations is completed.

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

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000



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

P.A. 90-561 - DIRECT ACCESS PROVISIONS. Since October 1999, customers with demand greater than 4 megawatts ("MW") at a single site, customers with at least 10 sites having aggregate total demand of at least 9.5 MW and customers representing one-third of the remaining load in the non-residential class have been given the right to choose their electric generation suppliers ("direct access"). Direct access for remaining non-residential customers began on December 31, 2000. Direct access will be available to all residential customers in May 2002. IP remains obligated to serve all customers who continue to take service from IP at tariff rates and remains obligated to provide delivery service to all customers at regulated rates. The transition charges that departing customers must pay to IP are not designed to hold IP completely harmless from resulting revenue loss because of the mitigation factor.

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

P.A. 90-561 - INDEPENDENT SYSTEM OPERATOR ("ISO") PARTICIPATION. Participation in an ISO by utilities serving retail customers in Illinois was one of the requirements included in P.A. 90-561. In January 1998, IP, in conjunction with eight other transmission-owning entities, filed with the FERC for all approvals necessary to create and to implement the Midwest Independent Transmission System Operator, Inc. ("MISO"). On September 20, 2000, IP announced its intention to withdraw its participation in the MISO and to become a member of the Alliance Regional Transmission Organization ("Alliance RTO"), pending necessary regulatory approval. On October 13, 2000, IP filed a notice of its intent to withdraw from the MISO with the FERC. On February 23, 2001, IP reached a settlement in principle with all parties that allows it to withdraw from the MISO and join the Alliance RTO, effective upon the FERC's approval of the settlement, which occurred May 8, 2001. IP has fulfilled its obligations under the MISO settlement.

                             ILLINOIS POWER COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000



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

NOTE 5 -- FINANCIAL AND OTHER DERIVATIVE INSTRUMENTS

During the first six months of 2000 and 2001, IP had no contracts meeting the definition of a derivative instrument as defined by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

                             ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000


The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of IP included elsewhere herein, including the notes relating thereto, and with the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC.

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

IP continues to be a wholly owned subsidiary of Illinova. Since the merger, IP has continued to operate as a regulated regional utility.


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

IP was a leader in the development of the comprehensive electric utility regulatory reform legislation for the State of Illinois, which provided the foundation for IP's subsequent strategic actions and transformation. Following the successful execution of its strategy to transfer its fossil-fueled generation to an unregulated status and to exit its nuclear operations, IP is now focused on delivering reliable transmission, transportation and distribution services in a cost-effective manner. IP will also continue its efforts to capitalize on strategic and operational synergies made possible by the merger.

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

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000



LIQUIDITY AND CAPITAL RESOURCES


IP has historically relied upon operating cash flow and borrowings from a combination of commercial paper issuances, bank lines of credit, corporate credit agreements and various public debt issuances for its liquidity and capital resource requirements. The following briefly describes the terms of these arrangements.

AFFILIATE TRANSACTION. IP maintains an unsecured note receivable due from its parent relating to the October 1999 transfer of its fossil-fueled generating assets. The note matures on September 30, 2009 and bears interest at an annual rate of 7.5%, due semiannually in April and October. Principal outstanding under this note totaled approximately $2.3 billion at June 30, 2001. Principal repayments and interest payments accruing under this arrangement provide IP with a source of liquidity for its prospective operating and capital expenditure requirements.

COMMERCIAL PAPER AND LINES OF CREDIT. At June 30, 2001, IP had commercial paper outstanding in the amount of $197 million. Remaining availability under a credit agreement totaled $103 million. IP believes additional financing arrangements can be obtained at reasonable terms, if required.

MORTGAGE. Aggregate principal outstanding under IP's New Mortgage Bonds approximated $1.2 billion at June 30, 2001, bearing interest ranging from 2.5% to 7.5% per annum. At June 30, 2001, IP had unsecured non-mortgage-borrowing capacity totaling approximately $296 million.

REFINANCING. On May 1, 2001, $187 million variable rate Pollution Control Bonds Series W and X were issued as replacements for $187 million in aggregate principal of Pollution Control Bonds Series M, N and O and variable rate long-term debt due 2017, which were retired on June 1, 2001.

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

PREFERRED SECURITIES OF SUBSIDIARY TRUST. IPFI, a wholly owned subsidiary of IP, has $100 million aggregate liquidation amount of Subordinated Capital Income Securities outstanding at June 30, 2001, which were issued in a private transaction. These Trust Originated Preferred Securities ("TOPrS") were issued at 8% with a $25 per share liquidation preference. The TOPrS mature on January 31, 2045 and may be redeemed at IP's option, in whole or in part, at any time.

CAPITAL ASSET PROGRAM. Construction expenditures for the six months ended June 30, 2001 were approximately $69 million. IP estimates that it will spend approximately $77 million on construction for the remainder of 2001. IP construction expenditures for 2001 through 2005 are expected to total approximately $819 million. Additional expenditures may be required during this period to accommodate the transition to a competitive environment, environmental compliance, system upgrades and other costs that cannot be determined at this time.

                             ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000



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

                             ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000


RESULTS OF OPERATIONS


Provided below is an unaudited tabular presentation of certain IP operating and financial statistics for the three-month periods ended June 30, 2001 and 2000, respectively.

                                                        THREE MONTHS ENDED
                                                             JUNE 30,
                                                      ----------------------
                                                       2001            2000
                                                      ------          ------
                                                          (IN MILLIONS)
    ELECTRIC SALES REVENUES -
      Residential                                     $   95          $   90
      Commercial                                          82              79
      Commercial-distribution*                            --              --
      Industrial                                          73              93
      Industrial-distribution*                             2              --
      Other                                                9               9
                                                      ------          ------
          Revenues from ultimate consumers               261             271
      Interchange                                          1               3
      Transmission/Wheeling                               13              10
                                                      ------          ------
          Total Electric Revenues                     $  275          $  284
                                                      ======          ======

    ELECTRIC SALES IN KWH -
      Residential                                      1,097           1,041
      Commercial                                       1,060           1,012
      Commercial-distribution*                            11              --
      Industrial                                       1,674           2,266
      Industrial-distribution*                           674              48
      Other                                               90              88
                                                      ------          ------
          Sales to ultimate consumers                  4,606           4,455
      Interchange                                         --               3
                                                      ------          ------
          Total Electric Sales                         4,606           4,458
                                                      ======          ======


    GAS SALES REVENUES -
      Residential                                     $   36          $   32
      Commercial                                          13              10
      Industrial                                          10               7
      Other                                                1               1
                                                      ------          ------
          Revenues from ultimate consumers                60              50
      Transportation of customer-owned gas                 3               2
      Miscellaneous                                        4               3
                                                      ------          ------
          Total Gas Revenues                          $   67          $   55
                                                      ======          ======


    GAS SALES IN THERMS -
      Residential                                         32              38
      Commercial                                          13              15
      Industrial                                          14              17
                                                      ------          ------
          Sales to ultimate consumers                     59              70
      Transportation of customer-owned gas                64              64
                                                      ------          ------
          Total gas sold and transported                 123             134
      Interdepartmental sales                              5               7
                                                      ------          ------
          Total Gas Delivered                            128             141
                                                      ======          ======


      *Distribution of customer-owned energy

                             ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000



Provided below is an unaudited tabular presentation of certain IP operating and financial statistics for the six-month periods ended June 30, 2001 and 2000, respectively.

                                                             SIX MONTHS ENDED JUNE 30,
                                                            ---------------------------
                                                               2001            2000
                                                            ----------      -----------
                                                                   (IN MILLIONS)
     ELECTRIC SALES REVENUES -
      Residential                                             $  195          $  183
      Commercial                                                 155             154
      Commercial-distribution*                                     1              --
      Industrial                                                 136             177
      Industrial-distribution*                                     2              --
      Other                                                       18              17
                                                              ------          ------
          Revenues from ultimate consumers                       507             531
      Interchange                                                  1               4
      Transmission/Wheeling                                       22              18
                                                              ------          ------
           Total Electric Revenues                            $  530          $  553
                                                              ======          ======

    ELECTRIC SALES IN KWH -
      Residential                                              2,479           2,277
      Commercial                                               2,114           2,053
      Commercial-distribution*                                    34              --
      Industrial                                               3,109           4,320
      Industrial-distribution*                                 1,260              92
      Other                                                      189             180
                                                              ------          ------
           Sales to ultimate consumers                         9,185           8,922
       Interchange                                                 1              50
                                                              ------          ------
            Total Electric Sales                               9,186           8,972
                                                              ======          ======

    GAS SALES REVENUES -
      Residential                                             $  214          $  108
      Commercial                                                  82              38
      Industrial                                                  32              15
      Other                                                        3               2
                                                              ------          ------
           Revenues from ultimate consumers                      331             163
       Transportation of customer-owned gas                        5               3
       Miscellaneous                                               5               5
                                                              ------          ------
            Total Gas Revenues                                $  341          $  171
                                                              ======          ======

    GAS SALES IN THERMS -
      Residential                                                205             183
      Commercial                                                  87              76
      Industrial                                                  39              41
                                                              ------          ------
           Sales to ultimate consumers                           331             300
       Transportation of customer-owned gas                      136             139
                                                              ------          ------
           Total gas sold and transported                        467             439
       Interdepartmental sales                                     6              13
                                                              ------          ------
           Total Gas Delivered                                   473             452
                                                              ======          ======

       *Distribution of customer-owned energy

                             ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000



THREE-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

For the quarter ended June 30, 2001, IP reported net income of $34 million, compared with second quarter 2000 net income of $30 million.

Operating revenues in 2001 increased $3 million primarily due to increases in market prices for natural gas partially offset by a decrease in electric sales due to industrial customers purchasing energy from alternate retail electric suppliers and a down turn in industrial economic conditions.

Operating expenses, excluding income taxes, decreased $9 million in 2001 compared to 2000 primarily due to lower power purchased costs partially offset by higher market prices for natural gas purchases.

Other income in 2001 and 2000 includes interest income of $43 million associated with the affiliate note receivable arising from the October 1999 asset transfer. In addition, other income in 2001 was offset by reduced revenues from non-utility support services. Interest expense period-to-period decreased $1 million reflecting refinancing and additional short-term debt at lower rates.

IP reported an income tax provision of $23 million for the three-month period ended June 30, 2001, compared to an income tax provision of $21 million for the 2000 period. The effective tax rates approximated 39% and 41% in 2001 and 2000, respectively.


DIVIDEND REQUIREMENTS


The holders of the IP Serial Preferred Stock are entitled to receive dividends if, when and as declared by IP's Board of Directors out of funds legally available therefore. IP paid approximately $2 million in cash dividends and distributions during the three months ended June 30, 2001, of which approximately $.5 million was on its Serial Preferred Stock and approximately $2 million was on its TOPrS. Dividends on Monthly Income Preferred Securities
(MIPS) are no longer paid due to their redemption in 2000. During the same quarter in 2000, dividends paid on Serial Preferred Stock were approximately $.5 million and aggregate dividends paid on MIPS and TOPrS were approximately $4 million.

SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

For the six months ended June 30, 2001, IP reported net income of $94 million, compared with net income of $55 million for the first six months of 2000. Due to the merger, estimated severance and retirement costs of $38 million ($23 million after-tax) were recorded during the first six months of 2000 which were subsequently adjusted to reflect actual costs incurred throughout the year.

Operating revenues in 2001 increased $147 million primarily due to increased market prices for natural gas coupled with an increase in gas sales. Electric revenues decreased slightly due to industrial customers purchasing energy from alternate retail electric suppliers, offset by an increase in residential and commercial sales.

Operating expenses, excluding income taxes and the 2000 retirement and severance expense, increased $137 million in 2001 compared to 2000 primarily due to significantly higher market prices for natural gas purchases.

Other income includes interest income of $85 million in 2001 associated with the affiliate note receivable arising from the October 1999 asset transfer as compared to $91 million in 2000. In addition, other income in 2001 includes favorable insurance and litigation settlements. Interest expense period-to-period decreased $7 million reflecting lower average principal balances and variable rate debt at lower rates.

                             ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000


IP reported an income tax provision of $61 million for the six-month period ended June 30, 2001, compared to an income tax provision of $34 million for the 2000 period. The effective tax rates approximated 39% and 38% in 2001 and 2000, respectively.

OPERATING CASH FLOW

Cash flow from operating activities totaled $165 million for the six-month period ended June 30, 2001, compared to $260 million reported in the 2000 period. Changes in operating cash flow reflect the operating results discussed above. Cash flow in 2001 was also affected by higher priced natural gas, estimated income tax payments and the settlement obligation to exit the MISO. Cash flow in 2000 was affected by the receipt of an income tax refund, reduction of prepaid gas purchases in underground storage and a decrease in accrued liabilities attributable to interest accrued for federal and state taxes.

CAPITAL EXPENDITURES AND INVESTING ACTIVITIES

During the first six months of 2001, IP spent approximately $69 million on electric and gas construction as compared to $66 million in the first six months of 2000. IP expects expenditures for the remainder of 2001 to approximate $77 million.

DIVIDEND REQUIREMENTS

The holders of the IP Serial Preferred Stock are entitled to receive dividends if, when and as declared by IP's Board of Directors out of funds legally available therefore. IP paid approximately $5 million in cash dividends and distributions during the six months ended June 30, 2001, of which approximately $1 million was on its Serial Preferred Stock and approximately $4 million was on its TOPrS. Dividends on Monthly Income Preferred Securities (MIPS) are no longer paid due to their redemption in 2000. During the same period in 2000, dividends paid on Serial Preferred Stock were approximately $1 million and aggregrate dividends paid on MIPS and TOPrS were approximately $8 million. IP also declared and paid common stock dividends of $100 million to Illinova effective March 2, 2001.

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

>> expectations regarding capital expenditures, preferred dividends and other payments;

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

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000



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

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000



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

(b) No Form 8-Ks, Commission File No. 1-3004, were filed during the second quarter of 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              Illinois Power Company



Date:  AUGUST 14, 2001        By: /s/ PEGGY E. CARTER
      ----------------            ----------------------------------------------
                                  Peggy E. Carter, Vice President and Controller
                                  (Duly Authorized Officer and
                                  Principal Accounting Officer)