Form 10-Q
period 2001-09-30
ILLINOIS POWER CO
filed 2001-11-14
CIK 49816

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2001


| |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from              to
                                     ------------    ------------

                         Commission file number: 1-3004


                             ILLINOIS POWER COMPANY
             (Exact name of registrant as specified in its charter)


                ILLINOIS                                 37-0344645
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

Illinova Corporation is the sole holder of the common stock of Illinois Power Company. There is no voting or non-voting common equity held by non-affiliates of Illinois Power Company. Illinois Power Company is an indirect wholly owned subsidiary of Dynegy Inc.

                             ILLINOIS POWER COMPANY
                                TABLE OF CONTENTS

===============================================================================


                                                                           PAGE
PART I.  FINANCIAL INFORMATION

   Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

   Condensed Consolidated Balance Sheets:
       September 30, 2001 and December 31, 2000.............................  3
   Condensed Consolidated Statements of Income:
       For the three and nine months ended September 30, 2001 and 2000......  4
   Condensed Consolidated Statements of Cash Flows:
       For the nine months ended September 30, 2001 and 2000................  5
   Notes to Condensed Consolidated Financial Statements.....................  6

   Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS............................ 12

   Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK.................................................... 20


PART II.  OTHER INFORMATION

   Item 1.   Legal Proceedings.............................................. 21

   Item 6.   Exhibits and Reports on Form 8-K............................... 21


ILLINOIS POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (IN MILLIONS, EXCEPT SHARE DATA)
============================================================================================================

                                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                                 2001              2000
                                                                             -------------    ------------
                                                                              (unaudited)
                                     ASSETS
UTILITY PLANT:
Electric (includes construction work in progress of $109 million and $114
    million, respectively)                                                   $       2,357    $      2,301
Gas (includes construction work in progress of $17 million and $19
    million, respectively)                                                             752             740
                                                                             -------------    ------------
                                                                                     3,109           3,041
Less: accumulated depreciation                                                       1,227           1,193
                                                                             -------------    ------------
                                                                                     1,882           1,848
                                                                             -------------    ------------

INVESTMENTS AND OTHER ASSETS                                                            12              16
                                                                             -------------    ------------

CURRENT ASSETS:
Cash and cash equivalents                                                               21              24
Accounts receivable, net                                                               139             169
Accounts receivable, affiliates                                                         94              51
Accrued unbilled revenue                                                                63             117
Materials and supplies, at average cost                                                 49              51
Prepayments and other                                                                   22              12
                                                                             -------------    ------------
                                                                                       388             424
                                                                             -------------    ------------

DEFERRED CHARGES AND OTHER:
Note receivable from affiliate                                                       2,271           2,262
Transition period cost recovery                                                        237             273
Other                                                                                  145             149
                                                                             -------------    ------------
                                                                                     2,653           2,684
                                                                             -------------    ------------
                                                                             $       4,935    $      4,972
                                                                             =============    ============

                             CAPITAL AND LIABILITIES
CAPITALIZATION:
Common stock - no par value, 100,000,000 shares authorized:
    75,643,937 shares issued, stated at                                      $       1,274    $      1,274
Retained earnings - accumulated since January 1, 1999                                  217             176
Less: Capital stock expense                                                              7               7
Less: 12,751,724 shares of common stock in treasury, at cost                           287             287
                                                                             -------------    ------------
                                                                                     1,197           1,156
Preferred stock                                                                         46              46
Mandatorily redeemable preferred stock                                                 ---             100
Long-term debt                                                                       1,627           1,788
                                                                             -------------    ------------
                                                                                     2,870           3,090
                                                                             -------------    ------------

CURRENT LIABILITIES:
Accounts payable                                                                       157             146
Accounts payable, affiliates                                                            16               5
Notes payable and current portion of long-term debt                                    428             234
Accrued liabilities                                                                    147             153
                                                                             -------------    ------------
                                                                                       748             538
                                                                             -------------    ------------

DEFERRED CREDITS:
Accumulated deferred income taxes                                                    1,137           1,130
Other                                                                                  180             214
                                                                             -------------    ------------
                                                                                     1,317           1,344
                                                                             -------------    ------------
                                                                             $       4,935    $      4,972
                                                                             =============    ============

           See notes to condensed consolidated financial statements.


ILLINOIS POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (IN MILLIONS)
======================================================================================================================

                                                      THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                          SEPTEMBER 30,                          SEPTEMBER 30,
                                               --------------------------------        ------------------------------
                                                    2001                2000                2001              2000
                                               ------------        ------------        ------------      ------------
OPERATING REVENUES:
Electric                                       $        357        $        374        $        886      $        923
Electric interchange                                    ---                   6                   1                10
Gas                                                      43                  51                 384               222
                                               ------------        ------------        ------------      ------------
                                                        400                 431               1,271             1,155
                                               ------------        ------------        ------------      ------------
OPERATING EXPENSES AND TAXES:
Power purchased                                         205                 226                 514               564
Gas purchased for resale                                 20                  28                 276               124
Other operating expenses                                 38                  35                 103                97
Retirement and severance expense                        ---                 ---                 ---                38
Maintenance                                              15                  17                  41                43
Depreciation and amortization                            21                  20                  61                58
Amortization of regulatory assets                        12                  12                  38                38
General taxes                                            14                  16                  53                54
Income taxes                                             19                  18                  38                 9
                                               ------------        ------------        ------------      ------------
                                                        344                 372               1,124             1,025
                                               ------------        ------------        ------------      ------------

    OPERATING INCOME                                     56                  59                 147               130

Other income (expenses), net                            (15)                (15)                (33)              (51)
Interest income from affiliates                          42                  42                 127               133
                                               ------------        ------------        ------------      ------------

    INCOME BEFORE INTEREST CHARGES                       83                  86                 241               212

Interest expense                                        (29)                (33)                (94)             (105)
Allowance for borrowed funds used
during construction                                       1                 ---                   2                 1
                                               ------------        ------------        ------------      ------------

    NET INCOME                                           55                  53                 149               108
    Preferred dividend requirement                       (3)                 (2)                 (8)              (11)
                                               ------------        ------------        ------------      ------------
    NET INCOME APPLICABLE TO COMMON
      SHAREHOLDER                              $         52        $         51        $        141      $         97
                                               ============        ============        ============      ============

           See notes to condensed consolidated financial statements.


ILLINOIS POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN MILLIONS)
================================================================================================================

                                                                                      NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                             ----------------------------------
                                                                                 2001                  2000
                                                                             ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                   $        149          $        108
Items not affecting cash flows from operating activities:
    Depreciation and amortization                                                     103                   101
    Deferred income taxes                                                              (1)                   43
Changes in assets and liabilities resulting from operating activities:
    Accounts receivable                                                                41                   (16)
    Inventories                                                                         2                   (10)
    Prepayments and other assets                                                        2                    68
    Accounts payable                                                                  (78)                   (5)
    Accrued liabilities                                                                 2                   (38)
Other, net                                                                            (41)                    9
                                                                             ------------          ------------

Net cash provided by operating activities                                             179                   260
                                                                             ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                                                 (105)                  (99)
Proceeds from note receivable, affiliate                                              ---                   336
Other, net                                                                              2                    (3)
                                                                             ------------          ------------

Net cash provided by (used in) investing activities                                  (103)                  234
                                                                             ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Dividends on common and preferred stock                                              (102)                   (1)
Repayments of long-term borrowings                                                   (390)                 (247)
Issuance of long-term borrowings                                                      325                   ---
Net change in commercial paper and money market lines of credit                        98                  (142)
Redemption of mandatorily redeemable preferred stock                                  ---                   (93)
Other, net                                                                            (10)                  (10)
                                                                             ------------          ------------

Net cash used in financing activities                                                 (79)                 (493)
                                                                             ------------          ------------

Net change in cash and cash equivalents                                                (3)                    1
Cash and cash equivalents, beginning of period                                         24                    24
                                                                             ------------          ------------

Cash and cash equivalents, end of period                                     $         21          $         25
                                                                             ============          ============

           See notes to condensed consolidated financial statements.

                             ILLINOIS POWER COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


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

Cash and cash equivalents include cash on hand and temporary investments purchased with an initial maturity of three months or less. At September 30, 2001, approximately $13 million of such cash and cash equivalents was restricted while at December 31, 2000, approximately $12 million was restricted. This cash is reserved for use in retiring the Transitional Funding Trust Notes issued under the provisions of P.A. 90-561 (Illinois electric utility restructuring legislation enacted in December 1997).

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("Statement No. 143"). Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. Statement No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. IP is evaluating the future financial effects of adopting Statement No. 143 and expects to adopt the standard effective January 1, 2003.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement No. 144"). Statement No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The objective of Statement No. 144 is to establish one accounting model for long-lived assets to be disposed of by sale as well as resolve implementation issues related to Statement No. 121. IP expects to adopt Statement No. 144 effective January 1, 2002 and does not expect such adoption to have a material impact on its financial condition and results of operations.

NOTE 2 -- BUSINESS COMBINATION

Dynegy completed its acquisition of Illinova Corporation ("Illinova") on February 1, 2000. The merger of Dynegy and Illinova involved the creation of a new holding company, now known as Dynegy Inc. ("Dynegy"), and two separate but

                             ILLINOIS POWER COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


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

As part of the merger, estimated severance and retirement costs of $38 million ($23 million after-tax) were recorded in the first quarter of 2000 which were subsequently adjusted to reflect actual costs incurred throughout the year. Severance charges represented approximately $20 million ($12 million after-tax) of the total costs incurred, the majority of which had been paid. As of September 30, 2001, 277 employees were either severed or have retired as a result of the merger. It is expected that an additional 7 employees will be severed or retire by the end of 2002. The severance/retirement plan is being executed pursuant to IP's plan and related actions were substantially complete at December 31, 2000.

NOTE 3 -- RELATED PARTIES

Effective October 1, 1999, IP transferred its wholly owned fossil generating assets and other generation-related assets and liabilities at net book value to Illinova in exchange for an unsecured note receivable of approximately $2.8 billion. Such assets were subsequently contributed by Illinova to Illinova Power Marketing Inc. ("IPMI"), which was later renamed Dynegy Midwest Generation ("DMG"). Effective August 31, 2001, approximately $9 million of additional fossil generation-related assets were transferred to Illinova and the unsecured note receivable was adjusted accordingly. The note matures on September 30, 2009 and bears interest at an annual rate of 7.5%, due semiannually in April and October. At September 30, 2001, principal and accrued interest outstanding under the note receivable approximated $2.3 billion and $85 million, respectively. At December 31, 2000, principal and accrued interest outstanding under the note receivable approximated $2.3 billion and $42 million, respectively. IP recognized $127 million of interest income from Illinova on the note for the first nine months of 2001, including $42 million for the quarter ended September 30, 2001. IP recognized $133 million of interest income from Illinova on the note for the first nine months of 2000, including $42 million for the quarter ended September 30, 2000.

IP routinely conducts business with subsidiaries of Dynegy. These transactions include the purchase or sale of electricity, natural gas and transmission services as well as certain other services. Operating revenue derived from transactions with affiliates approximated $10 million and $27 million for the three and nine months ended September 30, 2001, respectively. Operating revenue derived from transactions with affiliates approximated $14 million and $31 million for the three and nine months ended September 30, 2000, respectively. Aggregate operating expenses charged by affiliates approximated $131 million and $410 million for the three and nine months ended September 30, 2001, respectively, including $122 million and $348 million for power purchased. Aggregate operating expenses charged by affiliates approximated $160 million and $447 million for the three and nine months ended September 30, 2000, respectively, including $143 million and $407 million for power purchased. Related party transactions have been conducted at prices and terms similar to those available to and transacted with unrelated parties.

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

            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


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

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

LEGAL AND ENVIRONMENTAL MATTERS.

ENVIRONMENTAL PROTECTION AGENCY COMPLAINT. On November 3, 1999, the United States Environmental Protection Agency ("EPA") issued a Notice of Violation ("NOV") against IP and, with the Department of Justice ("DOJ"), filed a complaint against IP in the U.S. District Court for the Southern District of Illinois, No. 99C833. Subsequently, the DOJ and EPA amended the NOV and complaint to include IPMI (now known as DMG) (IP and DMG collectively the "Defendants"). Similar notices and lawsuits have been filed against a number of other utilities. Both the NOV and complaint allege violations of the Clean Air Act and regulations thereunder. More specifically, both allege, based on the same events, that certain equipment repairs, replacements and maintenance activities at the Defendants' three Baldwin Station generating units constituted "major modifications" under either or both the Prevention of Significant Deterioration ("PSD") and the New Source Performance Standards regulations. When non-exempt "major modifications" occur, the Clean Air Act and related regulations generally require that generating facilities meet more stringent emissions standards. The DOJ amended its complaint to assert the claims found in the NOV. The Defendants filed an answer denying all claims and asserting various specific defenses. By order dated October 19, 2001, a trial date of February 11, 2003 has been set. The initial trial is limited to liability.

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

The National Energy Policy Report issued in May 2001 by the National Energy Policy Development Group recommended that the EPA Administrator examine the new source review regulations, including the PSD regulations, and report to the President within 90 days on the impact of new source review on investment in new utility and refinery generation capacity, energy efficiency and environmental protection. The report also recommended that the Attorney General review existing enforcement actions regarding new source review to ensure that the enforcement actions are consistent with the Clean Air Act and its regulations. These reviews have been undertaken by the respective agencies. The EPA Administrator

                             ILLINOIS POWER COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


announced in August 2001 that the review would be completed in September 2001. The events of September 11, 2001 have resulted in further delay of the review, which remains ongoing.

Two utilities, Virginia Power and Cinergy, reached tentative settlements with the United States on several issues in 2000. The tentative settlements would require the utilities to pay civil fines; fund various environmental projects; reduce nitrogen oxides, sulfur oxides, particulate matter and mercury emissions through the installation of pollution control devices over periods extending through 2012 to 2013; and forfeit certain emission credits. These settlements are not expected to be finalized until after the EPA review of the new source review regulations is completed.

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

            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


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

On August 21, 2001, IP and seven of the transmission owners that are part of the Alliance RTO entered into a letter of intent with National Grid, USA pursuant to which National Grid would serve as the Alliance RTO's managing member for a period of seven years. Pursuant to the letter of intent, the FERC must determine that National Grid is a non-market participant. On August 27, 2001, IP, in coordination with the other transmission owners comprising the Alliance RTO, filed the terms of the transaction with the FERC as the proposed business and independence plan for the Alliance RTO. On October 31, 2001, IP and the other Alliance Companies completed negotiations with National Grid regarding the definitive agreements necessary to complete the transaction. On November 1, 2001, the Alliance Companies filed the definitive agreements with FERC for approval.

The Alliance RTO will own transmission facilities divested by transmission owners in exchange for passive ownership interests in the Alliance RTO or partially for cash. Alternatively, the Alliance RTO will enter into seven-year operating agreements to functionally control the transmission facilities of transmission owners that elect not to divest. Non-divesting transmission owners will maintain the physical operations of their transmission facilities.

If approved as managing member, National Grid would be responsible for operating the Alliance RTO's transmission facilities and would operate the Alliance RTO as a for-profit corporation. National Grid would receive a management fee of $14 million, a fixed rate of return on its investment in the Alliance RTO, reimbursement of operating and maintenance expenditures and incentive compensation. In return, National Grid would be required to contribute $1 billion to the Alliance RTO by 2005, $75 million of which would be used to reimburse members for start-up costs and an additional $75 million of which would be used to fund capital expenditures for future system costs. The remaining $850 million would be used to purchase transmission assets and for transmission expansions.

OTHER COMMITMENTS AND CONTINGENCIES.

NOTICE OF INQUIRY. On January 3, 2001, the Governor of Illinois called upon the ICC to complete a full investigation of the winter natural gas price increases. The ICC subsequently issued a Notice of Inquiry requesting information and other input

                             ILLINOIS POWER COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


from various entities, including Illinois gas public utilities, with respect to the natural gas price increases. The ICC Staff has concluded its investigation and issued a report reflecting its general conclusion that the higher gas prices were due to supply and demand rather than market manipulation. The report presents three recommendations from the ICC Staff, none of which are material to IP's financial condition or results of operations: continuing customer communications, participating in workshop discussions on energy usage estimation and limiting ratepayers' exposure to gas price risk through prudent risk management practices. The ICC has accepted its Staff's report.

NOTE 5 -- REDEMPTION OF PREFERRED SECURITIES OF SUBSIDIARY TRUST

On September 30, 2001, IP redeemed all $100 million of the Trust Originated Preferred Securities ("TOPrS") issued by IPFI. The redemption was financed with $85 million cash and $15 million in commercial paper. Because September 30, 2001 fell on a Sunday, the actual cash redemption occurred on October 1, 2001. The condensed consolidated financial statements at September 30, 2001 reflect the redemption of the securities with the offset to accounts payable.

NOTE 6 -- FINANCIAL AND OTHER DERIVATIVE INSTRUMENTS

During the first nine months of 2000 and 2001, IP had no contracts meeting the definition of a derivative instrument as defined by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

                             ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


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

            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


LIQUIDITY AND CAPITAL RESOURCES

IP has historically relied upon operating cash flow and borrowings from a combination of commercial paper issuances, bank lines of credit, corporate credit agreements and various public debt issuances for its liquidity and capital resource requirements. The following briefly describes the terms of these arrangements.

AFFILIATE TRANSACTION. IP maintains an unsecured note receivable due from its parent relating to the October 1999 transfer of its fossil-fueled generating assets. The note matures on September 30, 2009 and bears interest at an annual rate of 7.5%, due semiannually in April and October. Principal outstanding under this note totaled approximately $2.3 billion at September 30, 2001. Principal repayments and interest payments accruing under this arrangement provide IP with a source of liquidity for its prospective operating and capital expenditure requirements.

COMMERCIAL PAPER AND LINES OF CREDIT. At September 30, 2001, IP had $246 million of commercial paper outstanding under a credit agreement with remaining availability of $54 million. IP believes additional financing arrangements can be obtained at reasonable terms, if required.

MORTGAGE. Aggregate principal outstanding under IP's New Mortgage Bonds approximated $1.1 billion at September 30, 2001, bearing interest ranging from 2.5% to 7.5% per annum.

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

REDEMPTION OF PREFERRED SECURITIES OF SUBSIDIARY TRUST. On September 30, 2001, IP redeemed all $100 million of the Trust Originated Preferred Securities ("TOPrS") issued by IPFI. The redemption was financed with $85 million cash and $15 million in commercial paper. Because September 30, 2001 fell on a Sunday, the actual cash redemption occurred on October 1, 2001. The condensed consolidated financial statements at September 30, 2001 reflect the redemption of the securities with the offset to accounts payable.

PROPOSED REDEMPTION OF PREFERRED STOCK AND CONSENT SOLICITATION. At September 30, 2001, IP had the ability under its articles of incorporation to incur additional unsecured debt of up to approximately $218 million. On October 18, 2001, IP made a preliminary filing with the SEC to solicit consents from its preferred stockholders to amend IP's articles of incorporation to eliminate the provision restricting IP's ability to incur unsecured debt. Concurrently, Illinova made a preliminary filing with the SEC to effect a tender offer relating to the shares of IP's preferred stock. Commencement and completion of the tender offer and consent solicitation are conditioned on, among other things, SEC review, market conditions and the approval of the proposed amendment by holders of at least two-thirds of the preferred stock, voting together as one class. The approval of the proposed amendment would provide IP the flexibility to obtain financing on terms more advantageous

                             ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


to IP than would otherwise be the case. All fees incurred in connection with the tender offer and consent solicitation would be paid from funds contributed by Dynegy.

CAPITAL ASSET PROGRAM. Construction expenditures for the nine months ended September 30, 2001 were approximately $105 million. IP estimates that it will spend approximately $50 million on construction for the remainder of 2001. IP construction expenditures for 2001 through 2005 are expected to total approximately $819 million. Additional expenditures may be required during this period to accommodate the transition to a competitive environment, environmental compliance, system upgrades and other costs that cannot be determined at this time.

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

CONCLUSION. IP continues to believe that it will be able to meet all foreseeable cash requirements, including working capital, capital expenditures, public debt issuances and debt service, from operating cash flow, supplemented as necessary by borrowings under its various credit facilities and other sources of liquidity.

                             ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

RESULTS OF OPERATIONS

Provided below is an unaudited tabular presentation of certain IP operating and financial statistics for the three-month periods ended September 30, 2001 and 2000, respectively.

=======================================================================================================
                                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                                                   -----------------------------------
                                                                         2001               2000
                                                                   -----------------  ----------------
                                                                             (IN MILLIONS)

     ELECTRIC SALES REVENUES -
      Residential                                                  $           151    $           144
      Commercial                                                               102                106
      Commercial-distribution*                                                 ---                ---
      Industrial                                                                81                100
      Industrial-distribution*                                                 ---                ---
      Other                                                                     12                 11
                                                                   ---------------    ---------------
          Revenues from ultimate consumers                                     346                361
      Interchange                                                              ---                  6
      Transmission/Wheeling                                                     11                 13
                                                                   ---------------    ---------------
          Total Electric Revenues                                  $           357    $           380
                                                                   ===============    ===============

   ELECTRIC SALES IN KWH -
      Residential                                                            1,681              1,593
      Commercial                                                             1,194              1,204
      Commercial-distribution*                                                   5                ---
      Industrial                                                             1,645              2,119
      Industrial-distribution*                                                 677                313
      Other                                                                     96                 94
                                                                   ----------------   ---------------
          Sales to ultimate consumers                                        5,298              5,323
      Interchange                                                                1                  1
                                                                   ---------------    ---------------
          Total Electric Sales                                               5,299              5,324
                                                                   ===============    ===============

   GAS SALES REVENUES -
      Residential                                                  $            23    $            26
      Commercial                                                                 9                 11
      Industrial                                                                 6                  9
      Other                                                                      1                ---
                                                                   ----------------   ----------------
          Revenues from ultimate consumers                                      39                 46
      Transportation of customer-owned gas                                     ---                  1
      Miscellaneous                                                              4                  4
                                                                   ---------------    ---------------
          Total Gas Revenues                                       $            43    $            51
                                                                   ===============    ===============

   GAS SALES IN THERMS -
      Residential                                                               20                 21
      Commercial                                                                12                 12
      Industrial                                                                13                 13
                                                                   ----------------   ----------------
          Sales to ultimate consumers                                           45                 46
      Transportation of customer-owned gas                                      49                 56
                                                                   ---------------    ---------------
          Total gas sold and transported                                        94                102
      Interdepartmental sales                                                   11                  5
                                                                   ---------------    ---------------
          Total Gas Delivered                                                  105                107
                                                                   ===============    ===============
      *Distribution of customer-owned energy
=======================================================================================================

                             ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

Provided below is an unaudited tabular presentation of certain IP operating and financial statistics for the nine-month periods ended September 30, 2001 and 2000, respectively.

=======================================================================================================
                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                   -----------------------------------
                                                                         2001               2000
                                                                   -----------------  ----------------
                                                                             (IN MILLIONS)

     ELECTRIC SALES REVENUES -
      Residential                                                  $           346    $           327
      Commercial                                                               257                260
      Commercial-distribution*                                                   1                ---
      Industrial                                                               217                277
      Industrial-distribution*                                                   2                ---
      Other                                                                     30                 28
                                                                   ---------------    ---------------
          Revenues from ultimate consumers                                     853                892
      Interchange                                                                1                 10
      Transmission/Wheeling                                                     33                 31
                                                                   ---------------    ---------------
          Total Electric Revenues                                  $           887    $           933
                                                                   ===============    ===============

   ELECTRIC SALES IN KWH -
      Residential                                                            4,160              3,870
      Commercial                                                             3,308              3,257
      Commercial-distribution*                                                  39                ---
      Industrial                                                             4,754              6,439
      Industrial-distribution*                                               1,937                405
      Other                                                                    285                274
                                                                   ----------------   ---------------
          Sales to ultimate consumers                                       14,483             14,245
      Interchange                                                                2                 51
                                                                   ---------------    ---------------
          Total Electric Sales                                              14,485             14,296
                                                                   ===============    ===============

   GAS SALES REVENUES -
      Residential                                                  $           237    $           134
      Commercial                                                                91                 49
      Industrial                                                                38                 24
      Other                                                                      4                  2
                                                                   ----------------   ----------------
          Revenues from ultimate consumers                                     370                209
      Transportation of customer-owned gas                                       5                  4
      Miscellaneous                                                              9                  9
                                                                   ---------------    ---------------
          Total Gas Revenues                                       $           384    $           222
                                                                   ===============    ===============

   GAS SALES IN THERMS -
      Residential                                                              225                204
      Commercial                                                                99                 88
      Industrial                                                                52                 54
                                                                   ----------------   ----------------
          Sales to ultimate consumers                                          376                346
      Transportation of customer-owned gas                                     185                195
                                                                   ---------------    ---------------
          Total gas sold and transported                                       561                541
      Interdepartmental sales                                                   17                 18
                                                                   ---------------    ---------------
          Total Gas Delivered                                                  578                559
                                                                   ===============    ===============
      *Distribution of customer-owned energy
=======================================================================================================

                           ILLINOIS POWER COMPANY

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


         FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

For the quarter ended September 30, 2001, IP reported net income of $55 million, compared with third quarter 2000 net income of $53 million.

Operating revenues in 2001 decreased $31 million primarily due to a decrease in electric and industrial sales resulting from customers purchasing energy from alternative resale electric suppliers and a downturn in industrial economic conditions. Additionally, interchange sales were lower.

Operating expenses, excluding income taxes, decreased $29 million in 2001 compared to 2000 primarily due to lower power purchased costs due to reduced sales and lower market prices for natural gas purchases.

Other income in 2001 and 2000 includes interest income of $42 million associated with the affiliate note receivable arising from the October 1999 asset transfer. Interest expense period-to-period decreased $4 million reflecting refinancing and additional short-term debt at lower rates.

IP reported an income tax provision of $36 million for each of the three months ended September 30, 2001 and 2000. The effective tax rates approximated 40% for each of the three months ended September 30, 2001 and 2000.

DIVIDEND REQUIREMENTS

The holders of the IP Serial Preferred Stock are entitled to receive dividends if, when and as declared by IP's Board of Directors out of funds legally available therefore. IP paid approximately $3 million in cash dividends and distributions during the three months ended September 30, 2001, of which approximately $1 million was on its Serial Preferred Stock and approximately $2 million was on its TOPrS. Dividends on Monthly Income Preferred Securities
(MIPS) are no longer paid due to their redemption in 2000. During the same quarter in 2000, dividends paid on Serial Preferred Stock were approximately $.5 million and dividends paid on MIPS and TOPrS were approximately $2 million.

NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

For the nine months ended September 30, 2001, IP reported net income of $149 million, compared with net income of $108 million for the first nine months of 2000. Due to the merger, estimated severance and retirement costs of $38 million ($23 million after-tax) were recorded during the first nine months of 2000 which were subsequently adjusted to reflect actual costs incurred throughout the year.

Operating revenues in 2001 increased $116 million primarily due to increased market prices for natural gas coupled with an increase in gas sales. Electric revenues decreased due to industrial customers purchasing energy from alternate retail electric suppliers and a downturn in industrial economic conditions, partially offset by an increase in residential sales.

Operating expenses, excluding income taxes and the 2000 retirement and severance expense, increased $108 million in 2001 compared to 2000 primarily due to significantly higher market prices for natural gas purchases partially offset by a decrease in power purchased.

Other income includes interest income of $127 million in 2001 associated with the affiliate note receivable arising from the October 1999 asset transfer as compared to $133 million in 2000. In addition, other income in 2001 includes favorable insurance and litigation settlements offset by reduced revenues from non-utility support services. Interest expense period-to-period decreased $11 million reflecting lower average principal balances and variable rate debt at lower rates.

                           ILLINOIS POWER COMPANY

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


         FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


IP reported an income tax provision of $97 million for the nine-month period ended September 30, 2001, compared to an income tax provision of $69 million for the 2000 period. The effective tax rates approximated 40% and 39% in 2001 and 2000, respectively.

OPERATING CASH FLOW

Cash flow from operating activities totaled $179 million for the nine-month period ended September 30, 2001, compared to $260 million reported in the 2000 period. Changes in operating cash flow reflect the operating results discussed above. Cash flow in 2001 was also affected by higher priced natural gas, estimated income tax payments and the settlement obligation to exit the MISO. Cash flow in 2000 was affected by the receipt of an income tax refund, reduction of prepaid gas purchases in underground storage and a decrease in accrued liabilities attributable to interest accrued for federal and state taxes.

CAPITAL EXPENDITURES AND INVESTING ACTIVITIES

During the first nine months of 2001, IP spent approximately $105 million on electric and gas construction as compared to $99 million in the first nine months of 2000. IP expects expenditures for the remainder of 2001 to approximate $50 million.

DIVIDEND REQUIREMENTS

The holders of the IP Serial Preferred Stock are entitled to receive dividends if, when and as declared by IP's Board of Directors out of funds legally available therefore. IP paid approximately $8 million in cash dividends and distributions during the nine months ended September 30, 2001, of which approximately $2 million was on its Serial Preferred Stock and approximately $6 million was on its TOPrS. Dividends on Monthly Income Preferred Securities
(MIPS) are no longer paid due to their redemption in 2000. During the same period in 2000, dividends paid on Serial Preferred Stock were approximately $1 million and dividends paid on MIPS and TOPrS were approximately $10 million. IP also declared and paid common stock dividends of $100 million to Illinova effective March 2, 2001.

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION. IP's reports, filings and other public announcements often include statements reflecting assumptions, expectations, projections, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "project," "forecast," "may," "should," "expect," "will" and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

-   projected operating or financial results;
- expectations regarding capital expenditures, preferred dividends and other payments;
-   beliefs about the financial impact of deregulation;
-   assumptions regarding the outcomes of legal and administrative proceedings;
-   intentions with respect to future energy supplies;
-   anticipated costs associated with legal and regulatory compliance; and
- expectations regarding cost savings or synergies relating to the Dynegy-Illinova merger.

Any or all of IP's forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties, including the following:

- the timing and extent of changes in commodity prices for natural gas and electricity;
-   competitive practices in the industries where IP competes;
- the effects of deregulation of the energy industry and the rules and regulations adopted in connection therewith;
-   general political, economic and financial market conditions;
- any extended period of war or conflict involving the United States or Europe;

                           ILLINOIS POWER COMPANY

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


         FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


- operational factors affecting the ongoing commercial operations of IP's transmission, transportation and distribution facilities, including catastrophic weather-related damage, unscheduled repairs or workforce issues;
- cost and other effects of legal and administrative proceedings, settlements, investigations or claims, including environmental liabilities that may not be covered by indemnity or insurance; and
- other regulatory or legislative developments that affect the energy industry in general and IP's operations in particular.

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

            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


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

                             ILLINOIS POWER COMPANY
                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

See "Note 4 -- Commitments and Contingencies" in the Notes to Condensed Consolidated Financial Statements for an update on legal proceedings.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) There are no instruments or documents required to be included as exhibits to this Form 10-Q.
(b) No Form 8-Ks, Commission File No. 1-3004, were filed during the third quarter of 2001.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Illinois Power Company



Date:  November 14, 2001                    By:  /s/  Peggy E. Carter
       -----------------                         ----------------------------------------------
                                                 Peggy E. Carter, Vice President and Controller
                                                 (Duly Authorized Officer and
                                                  Principal Accounting Officer)
