Form 10-K405
period 2001-12-31
ILLINOIS POWER CO
filed 2002-03-22
CIK 49816

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------
                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

MORTGAGE BONDS
6.25%  Series due 2002                           6 3/4%  Series due 2005
6.0%  Series due 2003                            7 1/2%  Series due 2025
6 1/2%  Series due 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Illinova Corporation is the sole holder of the common stock of Illinois Power Company. There is no voting or non-voting common equity held by non-affiliates of Illinois Power Company. Illinois Power Company is an indirect wholly owned subsidiary of Dynegy Inc.

DOCUMENTS INCORPORATED BY REFERENCE. None.

                             ILLINOIS POWER COMPANY
                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                                                                    PAGE
                                     PART I

      Item 1.       Business..............................................................................            4
                       General............................................................................            4
                       Electric Business..................................................................            7
                       Gas Business.......................................................................            9
                       Environmental Matters..............................................................            9
                       Research and Development...........................................................           10
                       Regulation.........................................................................           10
                       Employees..........................................................................           11
      Item 2.       Properties............................................................................           11
      Item 3.       Legal Proceedings.....................................................................           12
      Item 4.       Submission of Matters to a Vote of Security Holders...................................           12

                                         PART II

      Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters.................           13
      Item 6.       Selected Financial Data...............................................................           13
      Item 7.       Management's Discussion and Analysis of Financial Condition and Results of
                    Operations............................................................................           13
      Item 7A.      Quantitative and Qualitative Disclosures About Market Risk............................           25
      Item 8.       Financial Statements and Supplementary Data...........................................           25
      Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial
                    Disclosure............................................................................           25

                                        PART III

      Item 10.      Directors and Executive Officers of the Registrant....................................           26
      Item 11.      Executive Compensation................................................................           27
      Item 12.      Security Ownership of Certain Beneficial Owners and Management........................           32
      Item 13.      Certain Relationships and Related Transactions........................................           34

                                         PART IV

      Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................           35

      Signatures..........................................................................................           36

      Exhibit Index.......................................................................................           37

                       For definitions of certain terms used herein, see "Item 1. Business -
                                                Definitions."


                                     PART I
--------------------------------------------------------------------------------

ITEM 1.   BUSINESS

                                     GENERAL

Illinois Power Company ("IP") was incorporated under the laws of the State of Illinois on May 25, 1923 and is headquartered in Decatur, Illinois. IP has publicly traded shares of preferred stock outstanding, but all of the issued and outstanding shares of its common stock are owned by Illinova Corporation ("Illinova"). On February 1, 2000, Illinova and its subsidiaries, including IP, were acquired by Dynegy Inc. ("Dynegy"). The transaction involved the creation of a new holding company, now known as Dynegy Inc., and two separate but concurrent mergers. As a result of these two mergers, in which wholly owned subsidiaries of Dynegy Inc. merged with and into the former Dynegy and Illinova, respectively, Illinova and the former Dynegy continue to exist as wholly owned subsidiaries of Dynegy Inc. Dynegy is headquartered in Houston, Texas.

     IP is engaged in the transmission, distribution and sale of electric energy and the distribution, transportation and sale of natural gas in the State of Illinois. IP is affected by changes in the electric utility industry driven by regulatory and legislative initiatives to introduce competition and end monopoly franchises. One of these changes, "direct access," provides customers the freedom to purchase electricity from alternate suppliers. In December 1997, electric regulatory restructuring legislation providing for "direct access," among other things, was enacted by the Illinois General Assembly. For a more detailed discussion of these developments, refer to the "Open Access and Competition" section of this item.

     The IP consolidated financial statements include the accounts of IP; Illinois Power Capital, L.P., a limited partnership in which IP serves as the general partner (inactive as of May 30, 2000); Illinois Power Financing I, a statutory business trust in which IP serves as sponsor (inactive as of September 30, 2001); Illinois Power Securitization Limited Liability Company ("LLC"), a special purpose Delaware limited liability company whose sole member is IP; Illinois Power Special Purpose Trust, a special purpose Delaware business trust whose sole owner is LLC; and Illinois Power Transmission Company LLC, a limited liability Delaware company that is not currently active.

DEFINITIONS

As used in this Form 10-K, the abbreviations listed below are defined as follows:

AFUDC               Allowance for Funds Used During Construction
Alliance RTO        Alliance Regional Transmission Organization
AmerGen             AmerGen Energy Company
APB                 Accounting Principles Board
Clinton             Clinton Power Station
DMG                 Dynegy Midwest Generation, Inc.
Dynegy              Dynegy Inc.
EITF                Emerging Issues Task Force of the Financial Accounting
                    Standards Board
FAS                 Statement of Financial Accounting Standards
FASB                Financial Accounting Standards Board
FERC                Federal Energy Regulatory Commission
ICC                 Illinois Commerce Commission
Illinova            Illinova Corporation
IP                  Illinois Power Company
IPFI                Illinois Power Financing I
IPMI                Illinova Power Marketing Inc.
IPSPT               Illinois Power Special Purpose Trust
ITC                 Investment Tax Credit
kW                  Kilowatts
kWh                 Kilowatt-Hour

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

OPEN ACCESS AND COMPETITION

Competition has become a dominant issue for the electric utility industry. It is a significant departure from traditional regulation in which public utilities have a universal obligation to serve the public in return for protected service territories and regulated pricing designed to allow a reasonable return on prudent investment and recovery of operating costs. The enactment of the Energy Policy Act of 1992 authorized the FERC to mandate wholesale wheeling of electricity by utilities at the request of certain authorized generating entities and electric service providers. Wheeling is the transport of electricity generated by one entity over transmission and distribution lines belonging to another entity. Retail wheeling involves the transport of electricity to end-use customers. The Energy Policy Act currently precludes the FERC from mandating retail wheeling.

     Competition arises from municipalities seeking to extend their service boundaries to include customers being served by utilities. The right of municipalities to have power wheeled to them by utilities was established in 1973. IP has been obligated to wheel power for municipalities and cooperatives in its territory since 1976.

     Further competition may be introduced by state action, as has occurred in Illinois, or by federal regulatory action. P.A. 90-561, Illinois electric utility restructuring legislation, was enacted in December 1997. Some of the major effects of this legislation are noted in the following paragraphs.

P.A. 90-561 - RATE ADJUSTMENT PROVISIONS   P.A. 90-561 gave IP's residential
customers a 15% decrease in base electric rates beginning August 1, 1998. An additional 5% decrease goes into effect on May 1, 2002.

P.A. 90-561 - UTILITY EARNINGS CAP   P.A. 90-561 contains floor and ceiling
provisions applicable to IP's ROE during the mandatory transition period ending in 2004. Pursuant to these provisions, IP may request an increase in its base rates if the two-year average of its earned ROE is below the two-year average of the monthly average yields of 30-year U.S. Treasury bonds for the concurrent period ("Treasury Yield"). Conversely, IP is required to refund amounts to its customers equal to 50% of the value earned above a defined "ceiling limit." The ceiling limit is exceeded if IP's ROE exceeds the Treasury Yield, plus 6.5% in 2001 through 2004 (which increases to 8.5% in 2001 through 2004 if IP chooses not to implement transition charges after 2006). Regulatory asset amortization is included in the calculation of ROE for the ceiling test but is not included in the calculation of ROE for the floor test. During 2001, IP's two-year average ROE was within the allowable ROE collar, avoiding adjustments or customer refunds. Although the U.S. Treasury recently announced that 30-year U.S. Treasury bonds will no longer be issued, the ROE floor and ceiling provisions continue to be measured against the yields of outstanding 30-year U.S. Treasury bonds.

P.A. 90-561 - DIRECT ACCESS PROVISIONS   Since October 1999, non-residential
customers with demand greater than 4 MW at a single site, customers with at least 10 sites having aggregate total demand of at least 9.5 MW and customers representing one-third of the remaining load in the non-residential class have been given the right to choose their electric generation suppliers ("direct access"). Direct access for remaining non-residential customers began on December 31, 2000. Direct access will be available to all residential customers in May 2002. IP remains obligated to provide electricity service to its customers at tariff rates and to provide delivery service to its customers at regulated rates. Departing customers must pay transition charges to IP, but those charges are not designed to compensate IP for all of its lost revenues.

     Although residential rate reductions and the introduction of direct access have led to lower electric service revenues, P.A. 90-561 is designed to protect the financial integrity of electric utilities in three principal ways:

1) Departing customers are obligated to pay transition charges based on the utility's lost revenue from that customer. The transition charges are applicable through 2006 and can be extended two additional years with approval by the ICC.

2) Utilities are provided the opportunity to lower their financing and capital costs through the issuance of "securitized" bonds, also called transitional funding notes.

3) The ROE of utilities is managed through application of floor and ceiling test rules contained in P.A. 90-561 as described above.

     The extent to which revenues are affected by P.A. 90-561 will depend on a number of factors, including future market prices for wholesale and retail energy and load growth and demand levels in the current IP service territory.

P.A. 90-561 - INDEPENDENT SYSTEM OPERATOR ("ISO") PARTICIPATION   Participation
in an ISO by utilities serving retail customers in Illinois was one of the requirements included in P.A. 90-561. Effective on July 1, 2001, the ISO requirements of P.A. 90-561 were amended by P.A. 92-12 to provide that a regional transmission organization ("RTO") created under FERC rules shall be considered to be the functional equivalent of an ISO. An electric utility shall be deemed to meet its obligation to participate in an ISO through membership in a RTO that fulfills the requirements of an ISO as set forth in P.A. 90-561.

     In January 1998, IP, in conjunction with eight other transmission-owning entities, filed with the FERC for all approvals necessary to create and to implement the MISO. On October 13, 2000, IP filed a notice of its intent to withdraw from the MISO with the FERC. On February 23, 2001, IP reached a settlement in principle with all parties that allowed it to withdraw from the MISO and join the Alliance RTO, effective upon the FERC's approval of the settlement, which occurred May 8, 2001. IP has fulfilled its obligations under the MISO settlement.

     On August 21, 2001, IP and seven of the transmission owners proposing to form the Alliance RTO entered into a letter of intent with National Grid, USA pursuant to which National Grid would serve as the Alliance RTO's managing member for a period of seven years. On November 1, 2001, the Alliance companies filed the definitive agreements with the FERC for approval.

     The proposed business and independence plan and the definitive agreements provided that the Alliance RTO would own transmission facilities divested by transmission owners in exchange for passive ownership interests in the Alliance RTO or partially for cash. Alternatively, the Alliance RTO would enter into seven-year operating agreements to functionally control the transmission facilities of transmission owners that elect not to divest. Non-divesting transmission owners would maintain the physical operations of their transmission facilities.

     As proposed to the FERC by the Alliance companies, National Grid, as a non-market participant, would operate the Alliance RTO's transmission facilities as a for-profit corporation and receive a management fee of $14 million, a fixed rate of return on its investment in the Alliance RTO, reimbursement of its operating and maintenance expenditures and an opportunity to earn incentive compensation. In return, National Grid would be required to contribute $1 billion to the Alliance RTO by 2005, $75 million of which would be used to reimburse members for start-up costs and an additional $75 million of which would be used to fund capital expenditures for future system costs. The remaining $850 million would be used to purchase transmission assets and for transmission expansions.

     In an order issued on December 20, 2001, the FERC reversed its previous findings and stated that it could not approve the Alliance RTO as a RTO. The FERC further directed the Alliance companies to explore how their business plan, including the participation of National Grid, could be accommodated within the MISO. In addition, the FERC directed the Alliance companies to file a statement of their plans to join a RTO, including the timeframe, within 60 days of December 20th.

     On January 8, 2002, the Alliance companies and National Grid commenced substantive discussions with the MISO as directed by the FERC. In addition, the Alliance companies continue to consider other opportunities for participation in a RTO. On February 19, 2002, IP, in conjunction with the Alliance companies, filed a report with the FERC stating that Alliance has been in discussions with both MISO and PJM Interconnection LLC, but has been unable to reach agreement.

     Competition creates both risks and opportunities. At this time, the ultimate effect of competition on IP's financial position and results of operations cannot be predicted with any certainty.

CUSTOMER DATA

The territory served by IP comprises substantial areas in northern, central and southern Illinois, including 11 cities with populations greater than 30,000 and 27 cities with populations greater than 10,000 (2000 U.S. Census Bureau's Redistricting Data). IP supplies electric service at retail to an estimated aggregate population of 1,372,000 in 311 incorporated municipalities, adjacent suburban and rural areas, and numerous unincorporated communities and retail natural gas service to an estimated population of 1,019,000 in 266 incorporated municipalities and adjacent areas. IP holds franchises in all of the 311 incorporated municipalities in which it furnishes retail electric service and in all of the 266 incorporated municipalities in which it furnishes retail gas service. At January 3, 2002, IP served 588,765 active electric customers (billable meters) and 412,142 active gas customers (billable meters). These numbers do not include customers served by non-metered equipment, such as street lights. Sales of electricity and gas and transportation are affected by seasonal weather patterns; therefore, operating revenues and associated operating expenses are not distributed evenly during the year. No customer accounted for 10% or more of IP's consolidated revenues in 2001.


                                ELECTRIC BUSINESS

OVERVIEW

IP supplies electric service at retail to residential, commercial and industrial consumers in substantial portions of northern, central and southern Illinois. Electric transmission service is also supplied to numerous utilities, municipalities and power marketing entities.

     IP's highest system peak hourly demand (native retail load) in 2001 was 3,475,000 kW on July 23, 2001. This compares with IP's record high system peak hourly demand (native retail load) of 3,888,000 kW on July 29, 1999.

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

     IP also has interconnections with Indiana-Michigan Power Company, Commonwealth Edison Company, Central Illinois Light Company, MidAmerican Energy Corporation, Louisville Gas & Electric, Southern Illinois Power Cooperative, Electric Energy Inc. and the City of Springfield, Illinois.

     IP is a member of the Mid-America Interconnected Network, one of ten regional reliability councils established to coordinate plans and operations of member companies regionally and nationally.

FOSSIL GENERATION

On August 24, 1999, the FERC, under Part 205 of the Federal Power Act, approved IP's filing to put into place a PPA between IP and IPMI. Also, on September 10, 1999, the FERC, under Part 203 of the Federal Power Act, approved IP's filing to transfer all of IP's wholly owned fossil generating assets to Illinova. These approvals, along with the previously received approval from the ICC, satisfied all regulatory requirements related to the formation of IPMI and the transfer to IPMI of IP's wholly owned fossil generating assets. On October 1, 1999, IP transferred all of its wholly owned fossil generating assets to Illinova, at book value, in exchange for a note receivable. Illinova subsequently contributed these assets and certain liabilities to IPMI, which was later renamed DMG. The PPA became effective on October 1, 1999 and has a primary term that continues through December 31, 2004, with provisions to extend the agreement thereafter on an annual basis, subject to concurrence by both parties. The PPA defines the terms and conditions under which DMG provides capacity and energy to IP using a tiered pricing structure. An amendment to the PPA was filed by DMG on October 16, 2000 and received the FERC's approval on November 16, 2000. The amendment adjusts the prices and quantities for energy and capacity to be provided under the PPA by DMG to IP, effective January 1, 2001 through the end of 2004.

NUCLEAR GENERATION

On April 15, 1999, IP announced that it had reached an interim agreement with AmerGen whereby AmerGen would purchase and operate Clinton and IP would buy at least 80% of the plant's electricity output in 1999 and at least 75% during the years 2000 through 2004.

     On December 15, 1999, IP completed the sale of Clinton to AmerGen. Basic terms for the sale were unchanged from a definitive agreement announced on July 1, 1999. AmerGen paid IP $12.4 million for the plant and property and assumed responsibility for operating and ultimately decommissioning Clinton.

     IP agreed to transfer to AmerGen the existing decommissioning trust funds in the amount of $98.5 million on the sale closing date and to make an additional payment of $113.4 million to the decommissioning trust funds. In addition, IP agreed to make five annual payments of approximately $5.0 million through 2004 to the decommissioning trust funds, of which two payments have been made through December 2001.

     For more information on Nuclear Generation see "Note 3 - Clinton Impairment, Quasi-Reorganization and Sale of Clinton" in the audited financial statements included herein.

POWER SUPPLY

IP's transfer of its wholly owned fossil generating assets to Illinova and the December 1999 sale of Clinton to AmerGen changed the method by which IP obtains its electricity to supply its retail customers. In conjunction with the aforementioned events, IP entered into PPAs with IPMI, which was later renamed DMG, and AmerGen in order to meet its service obligations under the Illinois Public Utilities Act. These agreements secure IP's energy requirements at pre-determined rates. The AmerGen PPA was entered into pursuant to the terms of the Clinton asset sale agreement, which obligates IP to purchase at least 75% of Clinton's electricity output through 2004 at fixed prices that exceed current and projected wholesale prices. The DMG PPA obligates DMG to provide capacity and energy to IP through at least December 31, 2004 using a tiered pricing structure.

     IP believes it has provided for adequate power supply for its expected load plus a reserve supply above that expected level. Should power acquired under these agreements be insufficient to meet IP's load requirements, IP will have to buy power at current market prices. The PPA with DMG obligates DMG to provide power up to the reservation amount even if DMG has individual units unavailable at various times. The PPA with AmerGen does not obligate AmerGen to acquire replacement power for IP in the event of a curtailment or shutdown at Clinton. Under a Clinton outage scenario, to the extent IP exceeds its capacity reservation with DMG, IP will have to buy power at current market prices. Volatility of the power market could affect the prices at which IP would purchase any such necessary power.

     For more information on Clinton and the AmerGen PPA, see "Note 3 - Clinton Impairment, Quasi-Reorganization and Sale of Clinton" in the audited financial statements included herein. For more information on the DMG PPA, see "Regulatory Matters" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note 4 - Related Parties" in the audited financial statements included herein.

CONSTRUCTION PROGRAM

To meet anticipated construction needs, IP has used internally generated funds and external financings. The timing and amount of external financings depend primarily on economic and financial market conditions, cash needs and capitalization ratio objectives.

     For more information on IP's liquidity, see "Note 6 - Revolving Credit Facilities, Letters of Credit and Short-Term Loans" in the audited financial statements included herein and "Liquidity and Capital Resources" in "Management's Discussion and Analysis of Financial Condition and Results of Operations."


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

     IP has seven underground gas storage fields having a capacity of approximately 11.6 Billion Cubic Feet ("BCF") and a total deliverability on a peak day of about 289,000 Thousand Cubic Feet ("MCF"). In addition to the capacity of the seven underground storage fields, IP has contracts with natural gas pipelines for 5.1 BCF of underground storage capacity and a total deliverability on a peak day of 93,000 MCF. Operation of underground storage permits IP to increase deliverability to its customers during peak load periods by taking gas into storage during the off-peak months.

     IP experienced its 2001 peak-day send out of 566,461 MMBtu of natural gas on January 2, 2001. This compares with IP's record peak-day send out of 857,324 MMBtu of natural gas on January 10, 1982.

GAS SUPPLY AND TRANSPORTATION

IP has contracts on six interstate pipelines for firm transportation and storage services. These contracts have varying expiration dates ranging from 2002 to 2008. IP also enters into contracts for the acquisition of natural gas supply ranging in duration from one to five months.


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

MANUFACTURED-GAS PLANT SITES

IP previously operated two dozen sites at which synthetic gas was manufactured from coal. Operation of these MGP sites was generally discontinued in the 1950s when natural gas became available from interstate gas transmission pipelines. Many of these MGP sites were contaminated with residues from the gas manufacturing process. Although IP estimates its liability for MGP site remediation to be approximately $53 million for its remaining 22 MGP sites, because of the unknown and unique characteristics at each site, IP cannot currently determine its ultimate liability for remediation of the sites. In October 1995, IP initiated litigation against a number of its insurance carriers. Settlement proceeds recovered from these carriers offset a portion of the estimated MGP remediation costs and are credited to customers through the tariff rider mechanism that the ICC previously approved. Cleanup costs in excess of insurance proceeds are considered probable of recovery from IP's electric and gas customers.

ELECTRIC AND MAGNETIC FIELDS

The possibility that exposure to electric and magnetic fields ("EMF") emanating from power lines, household appliances and other electric sources may result in adverse health effects continues to be the subject of governmental, medical and media attention. Two major scientific studies concluded in 1999 failed to demonstrate significant EMF health risk; however, a definitive conclusion may never be reached on this topic, and future impacts are unpredictable. Therefore, IP continues to compile the latest research information on this topic. At the same time, IP conducts EMF monitoring in the field when customers express a concern. Written materials explaining the perceived hazards are also available to the public.

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


                            RESEARCH AND DEVELOPMENT

Research and development expenditures were approximately $.1 million for each of 2001 and 2000, down considerably from the $4.4 million spent in 1999. Expenditures in 1999 were primarily focused on the wholly owned generating assets. IP's wholly owned generating assets were transferred or sold in 1999; consequently, research and development expenditures decreased accordingly.


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

     In recent years, several bills have been introduced in Congress that would repeal PUHCA. Repeal or significant modification to PUHCA could affect IP and the electric utility industry generally. IP cannot predict the outcome of the repeal efforts or the outlook for additional legislation in 2002.

     The Illinois Public Utilities Act was significantly modified in 1997 by P.A. 90-561, but the ICC continues to have broad powers of supervision and regulation with respect to the rates and charges of IP, its services and facilities, extensions or abandonment of service, classification of accounts, valuation and depreciation of property, issuance of securities and various other matters. IP must continue to provide bundled retail electric service to all who choose to continue to take service at tariff rates, and IP must provide unbundled electric distribution services to all eligible customers as defined by P.A. 90-561 at rates to be determined by the ICC. During 2001, the ICC ruled on
(i) the establishment of a market value index (in lieu of a neutral fact finder price) used in (a) calculating competitive transition costs and (b) IP's power purchase tariff; and (ii) transactions between the gas utility and its affiliates. During 2002, it is expected that the ICC will rule on (i) guidelines regarding standards of conduct and functional separation for electric utilities;
(ii) IP's residential electric delivery service tariffs; and (iii) uniformity of the terms associated with residential electric delivery service tariffs. The impact of these regulations on IP's financial condition and results of operations cannot be predicted with certainty.

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


                                    EMPLOYEES

At December 31, 2001, IP had 654 salaried employees and 1,319 bargaining unit employees. IP is subject to collective bargaining agreements with each of the following unions: International Brotherhood of Electrical Workers, Laborers International Union of North America, United Association of Journeymen Plumbers and Gas Fitters and International Association of Machinists and Aerospace Workers. IP considers relations with both bargaining unit and salaried employees to be satisfactory.


ITEM 2.   PROPERTIES

As discussed above, IP transferred or sold all of its wholly owned generating assets during 1999 and, therefore, did not own any such properties in 2000 or 2001. IP continues to own 50% of three peaking diesel combustion turbine units, located in Bloomington, Illinois, with combined net capacity of 5,250 kW. State Farm Insurance Company owns the other 50% of these standby units.

     IP owns an interconnected electric transmission system of 2,638 circuit miles, operating from 69,000 to 345,000 volts, and a distribution system that includes 36,758 circuit miles of overhead and underground lines. All of IP's transmission system is located in the State of Illinois.

     IP owns 755 miles of gas transmission pipe and 7,543 miles of gas distribution pipe.

ITEM 3.   LEGAL PROCEEDINGS

See "Environmental Matters" in "Note 5 - Commitments and Contingencies" in the audited financial statements included herein for information pertaining to the United States Environmental Protection Agency complaint against IP.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2001 annual meeting of IP's shareholders was held on November 19, 2001. IP's preferred shareholders are entitled to vote on the matters presented with IP's common shareholder, Illinova. The purpose of the annual meeting was to consider and vote upon the following proposals:

   1. to elect five directors to serve until the 2002 annual meeting of shareholders; and
   2. to ratify the selection of Arthur Andersen LLP as IP's independent auditors for the fiscal year ending December 31, 2001.

     The Company's Board of Directors is comprised of five members. At the annual meeting, each of the following individuals was re-elected to serve as a director of IP: C.L. Watson; Stephen W. Bergstrom; Larry F. Altenbaumer; Robert
D. Doty, Jr.; and Kenneth E. Randolph.

     The votes cast for each nominee and the votes withheld were as follows:

                                           FOR                    WITHHELD
   1.       C.L. Watson                62,892,213                912,675
   2.       Stephen W. Bergstrom       62,892,213                912,675
   3.       Larry F. Altenbaumer       62,892,213                912,675
   4.       Robert D. Doty, Jr.        62,892,213                912,675
   5.       Kenneth E. Randolph        62,892,213                912,675

     The following votes were cast with respect to the ratification of the selection of Arthur Andersen LLP as IP's independent auditors for the fiscal year ending December 31, 2001:

            For:                                62,892,213
            Against/Withheld:                      912,675
            Abstentions:                               ---
            Broker Non-votes:                          ---

     In each case, the withheld votes reflect preferred shares that were not voted in light of Illinova's ownership of all of IP's common stock, which represents 98.6% of IP's voting stock.

                                     PART II

--------------------------------------------------------------------------------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

All of IP's common stock is owned by its parent corporation, Illinova. For dividend information relating to the common stock, see "Note 11 - Common Stock and Retained Earnings" in the audited financial statements included herein and "Financial Condition - Liquidity and Capital Resources - Dividends" under "Management's Discussion and Analysis of Financial Condition and Results of Operations."


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

------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL DATA
                                                                                                   (MILLIONS OF DOLLARS)
                                                      2001           2000          1999          1998              1997
------------------------------------------------------------------------------------------------------------------------
Operating revenues
    Electric                                     $   1,137.1    $   1,189.4    $   1,178.6   $ 1,224.2      $   1,244.4
    Electric interchange                                  .7            2.7          420.2       557.2            175.6
    Gas                                                476.6          393.5          304.4       287.8            353.9
------------------------------------------------------------------------------------------------------------------------
       Total operating revenues                  $   1,614.4    $   1,585.6    $   1,903.2   $ 2,069.2      $   1,773.9
------------------------------------------------------------------------------------------------------------------------
Extraordinary item net of income tax benefit     $        --    $        --    $        --   $      --      $    (195.0)
Net income (loss) after extraordinary item       $     166.2    $     134.9    $     113.1   $(1,552.4)     $     (44.2)
Effective income tax rate                               41.4%          38.2%          38.7%       43.1%            40.1%
------------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable
    to common stock                              $     157.9    $     121.0    $      95.6   $(1,572.2)     $     (65.5)
Cash dividends declared on common stock                100.0             --           40.9        83.2             91.1
------------------------------------------------------------------------------------------------------------------------
Total assets                                     $   4,861.1    $   4,971.7    $   5,297.8   $ 6,104.1      $   5,291.5
------------------------------------------------------------------------------------------------------------------------
Capitalization
    Common stock equity                          $   1,221.9    $   1,156.3    $   1,035.2   $   892.2      $   1,299.1
    Preferred stock                                     45.8           45.8           45.8        57.1             57.1
    Mandatorily redeemable preferred stock                --          100.0          193.4       199.0            197.0
    Long-term debt                                   1,605.6        1,787.6        1,906.4     2,158.5          1,617.5
------------------------------------------------------------------------------------------------------------------------
       Total capitalization                      $   2,873.3    $   3,089.7    $   3,180.8   $ 3,306.8      $   3,170.7
------------------------------------------------------------------------------------------------------------------------
Retained earnings                                $     233.6    $     175.7    $      54.7   $      --      $      89.5
------------------------------------------------------------------------------------------------------------------------
Capital expenditures                             $     148.8    $     157.8    $     197.2   $   311.5      $     223.9
Cash flows from operations                       $     345.0    $     381.3    $      85.8   $   313.3      $     423.7
Ratio of earnings to fixed charges                      3.25           2.53           2.16         N/A              N/A
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

     IP continues to be a wholly owned subsidiary of Illinova. Since the merger, IP has continued to operate as a regulated utility engaged in the transmission, distribution and sale of electric energy and the distribution, transportation and sale of natural gas across a 15,000-square-mile area in the State of Illinois.

GENERAL

COMPANY PROFILE   The IP consolidated financial statements include the accounts of IP; Illinois Power Capital, L.P., a limited partnership in which IP serves as the general partner (inactive as of May 30, 2000); Illinois Power Financing I, a statutory business trust in which IP serves as sponsor (inactive as of September 30, 2001); Illinois Power Securitization Limited Liability Company ("LLC"), a special purpose Delaware limited liability company whose sole member is IP; Illinois Power Special Purpose Trust, a special purpose Delaware business trust whose sole owner is LLC; and Illinois Power Transmission Company LLC, a limited liability Delaware company that is not currently active.

     IP was a leader in the development of the comprehensive electric utility regulatory reform legislation for the State of Illinois, which provided the foundation for IP's subsequent strategic actions and transformation. Following the successful execution of its strategy to transfer its wholly owned generating assets to an unregulated status and to exit its nuclear operation, IP is now focused on delivering reliable transmission and distribution services in a cost-effective manner. IP will also continue its efforts to capitalize on strategic and operational synergies made possible by the Dynegy-Illinova merger.

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

     In December 1999, AmerGen paid $12.4 million for the plant and property and assumed responsibility for operating and ultimately decommissioning the nuclear station. The asset sale agreement provides that IP will purchase at least 75% of Clinton's electricity output for its customers through 2004 at fixed prices that exceed current and projected wholesale prices. IP transferred to AmerGen decommissioning funds of $211.9 million, which included a $113.4 million payment to the decommissioning trust funds as required by the asset sale agreement. IP agreed to make five annual payments of approximately $5.0 million through 2004 to the decommissioning trust funds, of which two payments have been made through December 2001. AmerGen bears all other costs and risks of decommissioning.

     See "Note 3 - Clinton Impairment, Quasi-Reorganization and Sale of Clinton" in the audited financial statements included herein for additional information.

ACCOUNTING MATTERS

2001   In June 2001, the FASB issued FAS No. 143, "Accounting for Asset
Retirement Obligations." FAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. FAS 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. IP is evaluating the future financial effects of adopting FAS 143 and expects to adopt the standard effective January 1, 2003.

     In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The objective of FAS 144 is to establish one accounting model for long-lived assets to be disposed of by sale as well as resolve implementation issues related to FAS 121. IP's adoption of FAS 144 on January 1, 2002 did not have any impact on IP's financial position or results of operations.

2000   IP's consolidated financial statements have been prepared on the historical cost basis and do not reflect any allocation to IP of the purchase price recorded by Dynegy as a result of the Dynegy-Illinova merger. Push down accounting was not required because IP has publicly held debt and preferred stock outstanding. Dynegy accounted for the merger as a purchase of Illinova. This accounting treatment is based on various factors present in the merger, including the majority ownership (and voting control) of Dynegy's shareholders following the merger, the role of Dynegy's management following the merger and the influence of Chevron U.S.A. Inc. resulting from the size of its ownership interest and its rights under a shareholder agreement, the articles of incorporation and bylaws. As a result, the consolidated financial statements of Dynegy after the merger reflect the assets and liabilities of former Dynegy at historical book values and the assets and liabilities of Illinova at allocated fair values. For accounting purposes, the effective date of the merger was January 1, 2000.

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

REGULATORY MATTERS

P.A. 90-561 - RATE ADJUSTMENT PROVISIONS   P.A. 90-561 gave IP's residential
customers a 15% decrease in base electric rates beginning August 1, 1998. An additional 5% decrease goes into effect on May 1, 2002. The rate decreases result in expected revenue reductions of approximately $93.0 million in the year 2002, approximately $101.0 million in 2003 and approximately $103.0 million in 2004, based on projected consumption.

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

     In October 1999, IP's wholly owned fossil generating assets and other generation-related assets and liabilities were transferred at book value to Illinova in exchange for an unsecured note in the amount of $2.8 billion. During 2001, approximately $9.3 million of additional fossil generation-related assets were transferred and the unsecured note receivable was adjusted accordingly. Illinova then contributed these assets to DMG (formerly IPMI). The additional transfer was approved by the ICC on March 21, 2001. The note between IP and Illinova matures September 30, 2009 and bears interest at an annual rate of 7.5%, payable semiannually on the first day of April and October each year. Interest income on the note during 2001 was $169.9 million. In the fourth quarter of 2001, Illinova accelerated the payment of accrued interest on the note receivable for the three months ended December 31, 2001 in the amount of $42.6 million. Therefore, at December 31, 2001 there was no accrued interest on this note.

     A PPA was negotiated between IP and DMG to provide IP with continued energy supply from the transferred fossil generating assets. The PPA became effective on October 1, 1999 and has a primary term that continues through December 31, 2004, with provisions to extend the agreement thereafter on an annual basis, subject to concurrence by both parties. The PPA defines the terms and conditions under which DMG provides capacity and energy to IP using a tiered pricing structure. An amendment to the PPA was filed by DMG on October 16, 2000, and received the FERC's approval on November 16, 2000. The amendment adjusts the prices and quantities for energy and capacity to be provided under the PPA by DMG to IP, effective January 1, 2001 through the end of 2004.

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

     See "Note 7 - Facilities Agreements" in the audited financial statements included herein for a discussion of Soyland and the Soyland Power Coordination Agreement.

POWER SUPPLY AND RELIABILITY

IP took steps in 1999 to increase power supply and avoid power shortages like those experienced during the 1998 summer cooling season. IP had in excess of 400 MW of additional generation on line for the summer, including approximately 235 MW from five oil-fired units that were brought up from cold shutdown during the summer of 1998, and 176 MW from four natural gas turbines installed during 1999. IP also refurbished nine gas turbines.

     During 2000 and 2001, IP has secured its power requirements through PPA contracts. See "Note 3 - Clinton Impairment, Quasi-Reorganization and Sale of Clinton" and "Note 4 - Related Parties" in the audited financial statements included herein for further discussion.

CONSOLIDATED RESULTS OF OPERATIONS

As a result of the enterprise changes impacting IP during the fourth quarter of 1999, IP's operations now consist of a single reportable segment. For 2001 and 2000, this segment includes the transmission, distribution and sale of electric energy in Illinois; and the transportation, distribution and sale of natural gas in Illinois. Also included in this segment are specialized support functions, including accounting, legal, regulatory, performance management, information technology, human resources, environmental resources, purchasing and materials management and public affairs. For comparability purposes, results for 2001 and 2000 should be compared with the Customer Service segment from the previous period.

     Regulators historically have determined IP's rates for electric service, the ICC at the retail level and the FERC at the wholesale level. The ICC determines IP's rates for gas service. These rates have been designed to recover the cost of service and allow shareholders the opportunity to earn a reasonable rate of return. As described in "Open Access and Competition" under "General" in "Item 1. Business," P.A. 90-561 phases in a competitive marketplace for electric generation while maintaining cost-based regulation for electric delivery services and gas service, protecting the financial integrity of the company during the transition period. Future electric and natural gas sales will continue to be affected by an increasingly competitive marketplace, changes in the regulatory environment, transmission access, weather conditions, gas cost recoveries, customer conservation efforts and the overall economy.

     For both 2001 and 2000, IP had four measures that it monitored regarding its financial performance. They were Operating Margin; Earnings Before Interest and Taxes ("EBIT"); Cash Flow; and Return on Net Invested Capital ("RONIC"). For 2001, IP's Operating Margin, EBIT and RONIC were slightly below targeted measures while Cash Flow target was exceeded. IP's 2001 EBIT performance was negatively impacted by a one-time early retirement and severance charge due to corporate restructuring, which was not included in IP's target. For 2000, IP's Operating Margin and EBIT performance fell slightly below targeted measures while Cash Flow and RONIC targets were exceeded. IP's 2000 EBIT performance was negatively impacted by a one-time early retirement and severance charge related to the merger, which was not included in IP's target.

     In 1999, IP's operations were divided into four reportable segments:
Customer Service, Wholesale Energy, Nuclear and Other.

     The business groups and their principal services in 1999 were as follows:

- Customer Service Business Group - transmission, distribution and sale of electric energy; distribution, transportation and sale of natural gas in Illinois.
- Wholesale Energy Business Group - fossil-fueled electric generation in Illinois, wholesale electricity transactions throughout the United States and dispatching activities.
- Nuclear Generation Business Group - nuclear-fueled electric generation in Illinois.
- Other - This category included the financial support functions such as accounting, finance, corporate performance, audit and compliance, investor relations, legal, corporate development, regulatory, risk management and tax services. Also included in this group were specialized support functions, including information technology, human resources, environmental resources, purchasing and materials management and public affairs.

CUSTOMER SERVICE - TRANSMISSION, DISTRIBUTION AND SALE OF ELECTRIC ENERGY AND
GAS   The Customer Service Business Group derived its revenues through regulated tariffs. Its source of electricity was the Wholesale Energy Business Group and the Nuclear Business Group. Electricity was provided to the Customer Business Group at a fixed 2.9 cents for the first nine months of 1999. During the last quarter of 1999 electricity was provided to the Customer Service Business Group at the PPA price between IP and DMG.

WHOLESALE ENERGY   The Wholesale Energy Business Group derived its revenues by providing electricity primarily to the Customer Service Business Group. Electricity was provided at 2.9 cents per kWh for the nine months ended September 30, 1999. During the last quarter of 1999, electricity was provided at the PPA price between IP and DMG.

NUCLEAR   During 1999, the Nuclear Business Group revenues consisted of collections from customers under tariff riders to fund the decommissioning trust and 2.9 cents per kWh generated and sold to the Customer Service Business Group. The nuclear assets were sold to AmerGen on December 15, 1999.

OTHER   Included in this category were the Financial Business Group, the Support
Services Business Group and other corporate functions. These segments did not individually meet the minimum threshold requirements for separate disclosure.

     See "Note 13 - Segments of Business" in the audited financial statements included herein for additional information.

OVERVIEW

NET INCOME APPLICABLE TO COMMON STOCK

-------------------------------------------------------------------------------------------------------------------
(MILLIONS OF DOLLARS)                                                         2001         2000          1999
-------------------------------------------------------------------------------------------------------------------

Net income applicable to common stock                                         $157.9        $121.0       $95.6

Net income applicable to common stock
     Excluding carrying amount over consideration paid for
     redeemed preferred stock in 1999                                         $157.9        $121.0       $93.9
-------------------------------------------------------------------------------------------------------------------

2001   The increase in 2001 earnings compared to 2000 was primarily due to incremental operating efficiencies, differences in two separate early retirement/severance programs, final distribution of an insurance investment and lower interest expense.

2000   The increase in 2000 earnings compared to 1999 was due to lower operating expenses, depreciation and taxes from the transfer of the fossil assets to Illinova and sale of Clinton, and increased interest income from the note between IP and Illinova.

ELECTRIC OPERATIONS   For the years 1999 through 2001, electric revenues,
including interchange, decreased 29% and the gross electric margin decreased 52% as follows:

--------------------------------------------------------------------------------------------------------------------
(MILLIONS OF DOLLARS)                                                         2001          2000          1999
--------------------------------------------------------------------------------------------------------------------
Electric revenues                                                          $ 1,137.1      $ 1,189.4     $  1,178.6
Interchange revenues                                                              .7            2.7          420.2
Fuel cost & power purchased                                                   (661.8)        (729.3)        (612.3)
--------------------------------------------------------------------------------------------------------------------
     Electric margin                                                       $   476.0      $    462.8    $    986.5
--------------------------------------------------------------------------------------------------------------------

     The components of annual changes in electric revenues were:

-------------------------------------------------------------------------------------------------------
(MILLIONS OF DOLLARS)                                                          2001          2000
-------------------------------------------------------------------------------------------------------
Price                                                                      $   (65.4)     $   (39.8)
Volume and other                                                                13.1           50.6
-------------------------------------------------------------------------------------------------------
     Revenue increase (decrease)                                           $   (52.3)     $    10.8
-------------------------------------------------------------------------------------------------------

2001   Electric revenues including interchange sales were lower in 2001 due to industrial customers purchasing energy from alternative retail electric suppliers and a downturn in economic conditions.

2000   Electric revenues excluding interchange sales remained relatively constant. The significant reduction in interchange revenues is due to the transfer of the fossil generating units to Illinova in October 1999, the sale of Clinton to AmerGen in December 1999 and IP's strategic focus on the transmission and distribution business.

     The cost of meeting IP's system requirements was reflected in fuel costs and power purchased. Changes in these costs are detailed below:

-------------------------------------------------------------------------------------------------------
(MILLIONS OF DOLLARS)                                                               2001        2000
-------------------------------------------------------------------------------------------------------
Fuel for electric plants                                                        $       -    $ (191.2)
Power purchased                                                                     (67.5)      308.2
-------------------------------------------------------------------------------------------------------
     Total increase (decrease)                                                  $   (67.5)   $  117.0
-------------------------------------------------------------------------------------------------------

     System load requirements, generating unit availability, fuel prices, purchased power prices, resale of energy to other utilities, the transfer of IP's wholly owned fossil generating assets to Illinova on October 1, 1999 and the sale of Clinton to AmerGen caused changes in these costs.

2001   The decrease in power purchased cost was primarily due to lower customer demand related to the industrial downturn and fewer units purchased due to industrial customers choosing alternative energy suppliers, partially offset by increased PPA per unit costs.

2000   With the transfer of the fossil generating units to Illinova and the sale of Clinton to AmerGen, IP no longer incurs any fuel costs for electric plants. Conversely, a significant increase occurs in power purchases due to the PPAs in effect with DMG and AmerGen, which simulate fuel cost and operating expenses.

GAS OPERATIONS   For the years 1999 through 2001, gas revenues, including
transportation, increased 57%, while the gross margin on gas revenues increased 3% as follows:

--------------------------------------------------------------------------------------------------------------
(MILLIONS OF DOLLARS)                                                  2001              2000             1999
--------------------------------------------------------------------------------------------------------------
Gas revenues                                                     $    469.8       $     388.0      $     298.9
Transportation revenues                                                 6.8               5.5              5.5
Gas cost                                                             (332.8)           (252.7)          (165.1)
--------------------------------------------------------------------------------------------------------------
     Gas margin                                                  $    143.8       $     140.8      $     139.3
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
(MILLIONS OF THERMS)                                                   2001              2000             1999
--------------------------------------------------------------------------------------------------------------
Therms sold                                                             539               574              553
Therms transported                                                      246               259              270
--------------------------------------------------------------------------------------------------------------
     Total delivered                                                    785               833              823
--------------------------------------------------------------------------------------------------------------

Average cost per therm delivered                                       53.9 cents        48.3 cents       26.8 cents
--------------------------------------------------------------------------------------------------------------

     Changes in the cost of gas purchased for resale were:

---------------------------------------------------------------------------------------------
(MILLIONS OF DOLLARS)                                                   2001         2000
---------------------------------------------------------------------------------------------
Gas purchased for resale:
Cost                                                             $     29.6      $      127.7
Volume                                                                (30.0)              4.0
Gas cost recoveries                                                    80.5             (44.1)
---------------------------------------------------------------------------------------------
     Total increase                                              $     80.1      $       87.6
---------------------------------------------------------------------------------------------

     The 2001 and 2000 increase in gas costs was attributable to market conditions that caused natural gas prices to reach unprecedented highs partially offset by the effects of UGAC.

OTHER EXPENSES   A comparison of significant increases (decreases) in other operating expenses, maintenance, and depreciation and amortization for the last two years is presented in the following table:

---------------------------------------------------------------------------------------------
(MILLIONS OF DOLLARS)                                                   2001         2000
---------------------------------------------------------------------------------------------
Other operating expenses                                         $     (1.2)     $     (323.4)
Retirement and severance expense                                      (15.7)             31.0
Maintenance                                                            (3.1)            (50.1)
Depreciation and amortization                                           3.9             (50.0)
---------------------------------------------------------------------------------------------

     The decrease in operating and maintenance expense for 2001 is primarily due to incremental operating efficiencies, while the decrease in 2000 is primarily due to the transfer of the fossil generating assets to Illinova on October 1, 1999 and the sale of Clinton to AmerGen on December 15, 1999.

     In 2001, IP offered an early retirement/severance program to effectuate a reorganization. In 2000, IP offered an early retirement/severance program related to the Dynegy-Illinova merger.

     The increase in depreciation for 2001 is primarily due to an increase in utility assets. The decrease in depreciation and amortization for 2000 is due primarily to the transfer of the wholly owned fossil generating assets to Illinova on October 1, 1999, partially offset by an increase in regulatory asset amortization.

GENERAL TAXES   The decrease in general taxes of $5.6 million in 2001 is
attributable to a change in methodology in the calculation of the electric municipal utility tax ("MUT") partially offset by higher gas prices early in 2001. As required by the Electric Service Customer Choice and Rate Relief Law of 1997, effective December 31, 2000 the electric MUT calculation is now calculated on consumption instead of gross revenue. The decrease in 2000 of $26.8 million is primarily due to the transfer of the fossil generating assets to Illinova on October 1, 1999 and the sale of Clinton to AmerGen on December 15, 1999.

OTHER INCOME AND DEDUCTIONS - NET   For year 2001, total other income and
deductions - net increased by $4.8 million primarily due to favorable results from an insurance investment and a litigation settlement, partially offset by a decrease in interest income from affiliates and reduced revenues from non-utility support services. The increase in 2000 of other income and deductions - net was attributable to interest on the Illinova note offset by increased taxes related to non-utility income.

INTEREST CHARGES   Total interest charges, including AFUDC, decreased $16.0
million and $6.4 million in 2001 and 2000, respectfully, primarily due to the redemption of Transitional Funding Trust Notes, and lower interest rates on variable mortgage bonds. See "Note 9 - Long-Term Debt" in the audited financial statements included herein for additional information.

COMPETITION   Competition has become a dominant issue for the electric utility industry. It is a significant departure from traditional regulation in which public utilities have a universal obligation to serve the public in return for protected service territories and regulated pricing designed to allow a reasonable return on prudent investment and recovery of operating costs. The enactment of the Energy Policy Act of 1992 authorized the FERC to mandate wholesale wheeling of electricity by utilities at the request of certain authorized generating entities and electric service providers. Wheeling is the transport of electricity generated by one entity over transmission and distribution lines belonging to another entity. Retail wheeling involves the transport of electricity to end-use customers. The Energy Policy Act currently precludes the FERC from mandating retail wheeling.

     Competition arises from municipalities seeking to extend their service boundaries to include customers being served by utilities. The right of municipalities to have power wheeled to them by utilities was established in 1973. IP has been obligated to wheel power for municipalities and cooperatives in its territory since 1976.

     Further competition may be introduced by state action, as has occurred in Illinois, or by federal regulatory action. P.A. 90-561, Illinois electric utility restructuring legislation, was enacted in December 1997. For more information regarding competition in Illinois, see "Item 1. Business - Open Access and Competition."

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

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

IP has historically relied upon operating cash flow and borrowings from a combination of commercial paper issuances, bank lines of credit, corporate credit agreements and various public debt issuances for its liquidity and capital resource requirements. IP's operating cash flows are subject to the various risks described in this annual report, including the loss of revenues due to "direct access" and the seasonality associated with IP's gas and electricity businesses. IP's other sources of liquidity and some of the associated risks are described below.

CREDIT RATINGS DISCUSSION   Credit ratings impact IP's ability to obtain
short- and long-term financing, the cost of such financing and the execution of its commercial strategies in a cost-effective manner. In determining credit ratings, the rating agencies consider a number of factors. Quantitative factors that appear to be given significant weight include, among other things, earnings before interest, taxes, and depreciation and amortization ("EBITDA"); operating cash flow; total debt outstanding; off balance sheet obligations and other commitments; fixed charges such as interest expense, rent, or lease payments; payments to preferred stockholders; liquidity needs and availability and various ratios calculated from these factors. Qualitative factors appear to include, among other things, predictability of cash flows, business strategy, industry position and contingencies. In addition, the credit rating agencies have refocused their attention on the credit characteristics and credit protections measures of industry participants, and in some cases appear to have tightened the standards for a given rating level.

   In December 2001, Moody's downgraded Dynegy's credit rating, including ratings on IP's mortgage bonds, preferred stock and commercial paper, and kept all ratings under review for possible further downgrade due to uncertainty related to the litigation brought against Dynegy in connection with its recently terminated merger transaction. Mortgage bonds were downgraded from Baa1 to Baa2, preferred stock was downgraded from Baa2 to Ba2 and commercial paper was downgraded from P-2 to P-3. In March 2002, Moody's completed its review and confirmed the ratings of Dynegy and its subsidiaries, including IP, while maintaining a negative outlook solely due to the merger-related litigation. Standard & Poor's placed Dynegy and its subsidiaries, including IP, on negative watch in November 2001.

   As of February 28, 2002, IP's credit ratings, as assessed by the three major credit rating agencies, were as follows:

-----------------------------------------------------------------------------------------------------
                                                                       Standard        Fitch
                                                          Moody's      & Poor's        IBCA
-----------------------------------------------------------------------------------------------------
Mortgage bonds                                              Baa2         BBB+           A-
Senior unsecured debt                                       Baa3         BBB            BBB+
Preferred stock                                             Ba2          BBB-           BBB
Commercial paper                                            P-3          A-2            F2
Transitional funding trust notes                            Aaa          AAA            AAA

DISCLOSURE OF FINANCIAL OBLIGATIONS AND COMMERCIAL COMMITMENTS   IP has entered
into various financial obligations and commitments in the course of its ongoing operations and financing strategies. Financial obligations are considered to represent known future cash payments that the enterprise is required to make under existing contractual arrangements, such as debt and lease agreements. These obligations may result from both general financing activities as well as from commercial arrangements that are directly supported by related revenue-producing activities. Financial commitments represent contingent obligations of the enterprise, which become payable only if certain pre-defined events were to occur, such as funding financial guarantees.

     The following table provides a summary of IP's financial obligations and commercial commitments as of December 31, 2001 ($ in millions). This table includes cash obligations related to principal outstanding under existing debt arrangements, decommissioning charges, operating leases and unconditional purchase obligations.

---------------------------------------------------------------------------------------------------------------------
                                 FINANCIAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
---------------------------------------------------------------------------------------------------------------------
                                              PAYMENTS DUE BY PERIOD
---------------------------------------------------------------------------------------------------------------------
        CASH OBLIGATIONS*            TOTAL         2002        2003      2004       2005         2006    THEREAFTER
---------------------------------------------------------------------------------------------------------------------
Long-Term Debt (1)                   $ 1,180.3    $  95.7    $ 190.0   $     --    $   70.0    $   --    $    824.6
Transitional Funding Trust
Notes (2)                                604.8       86.4       86.4       86.4        86.4      86.4         172.8
Operating Leases (3)                       5.8         .8         .7         .7          .7        .7           2.2
Decommissioning
Charges (4)                               14.9        5.0        5.0        4.9          --        --            --
Unconditional Purchase
Obligations (5)                        1,091.8      400.1      361.4      323.1         2.2       2.2           2.8
                                     --------------------------------------------------------------------------------
Total Contractual Cash
Obligations                          $ 2,897.6    $ 588.0    $ 643.5   $  415.1    $  159.3    $ 89.3    $   1,002.4
---------------------------------------------------------------------------------------------------------------------

*Cash obligations herein are not discounted and do not include related interest or accretion.

(1) Reflects indebtedness issued pursuant to IP's 1992 Mortgage, under which IP generally is able to issue debt secured by the mortgage provided that (a) its "adjusted net earnings" are at least two times its "annual interest requirements," and (b) the aggregate amount of indebtedness secured by the mortgage does not exceed three-quarters of the original cost of the property subjected to the lien of the mortgage, reduced to reflect property that has been retired or sold. IP also generally can issue indebtedness in exchange for repurchased and retired indebtedness independent of whether these two tests are met. Aggregate principal outstanding under IP's Mortgage Bonds approximated $1.2 billion at December 31, 2001, bearing interest ranging from 1.4% to 7.5% per annum. IP has a mortgage bond issue of $95.7 million maturing in July 2002.

     IP also has one standby bond purchase facility in the aggregate principal amount of $150.0 million along with one-month's interest of $1.7 million, which provides a backstop to the short-term remarketing of its variable rate bonds. The facility relates to IP's Pollution Control Series P, Q, R bonds. IP pays fees of .10% per annum on the full amount of the facility. In the event of the inability to remarket the bonds during an interest reset, a bank syndicate would be obligated to purchase all un-remarketed bonds. IP would be required to purchase all un-remarketed bonds and the associated fees ratably over a five-year period.

(2) Reflects the balance of $864 million of Transitional Funding Trust Notes issued by IPSPT in December 1998 as allowed under the Illinois Electric Utility Transition Funding Law in P.A. 90-651. Per annum interest on these notes averages approximately 5.4%. IP is retiring the principal outstanding under these notes through quarterly payments of $21.6 million through 2008.

(3) IP's primary operating lease reflected above relates to its Material Distribution Facility, which is a commercial property lease for IP's storage warehouse. This lease expires in 2009.

     IP also has a lease/sublease agreement on four gas turbines located at the Tilton site. IP entered into the five-year lease, which is accounted for as an operating lease, beginning in September 1999 with the option for renewal for two additional years. Beginning in October 1999, IP subsequently sublet the turbines to DMG. Therefore, the impact of this lease is not reflected in the above table. IP is providing a minimum residual value guarantee on the lease of approximately $69.6 million. At the expiration of the lease agreement, IP has the option to purchase the gas turbines. If IP does not purchase the turbines, the turbines would be sold, and any shortfall of the sale proceeds would be paid by IP.

(4) Reflects decommissioning charges associated with IP's former Clinton facility. See "Note 3 - Clinton Impairment, Quasi-Reorganization and Sale of Clinton" in the audited financial statements included herein for additional information.

(5) Reflects an unconditional power purchase obligation between IP and another Dynegy affiliate. The agreement requires IP to compensate the affiliate for capacity charges over the next three years at a total contract cost of $974.7 million.

     IP also has contracts on six interstate pipeline companies for firm transportation and storage services for natural gas. These contracts have varying expiration dates ranging from 2002 to 2008, for a total cost of $82.4 million. IP also enters into obligations for the reservation of natural gas supply. These obligations generally range in duration from one to five months and require IP to compensate the provider for capacity charges. The cost of the agreements is $34.7 million. The costs associated with these contracts are a component of IP's revenue requirements under its rate-making process.

     In addition to the unconditional purchase obligations described above, IP has entered into contracts that stipulate fixed payments for the supply of energy as well as variable payments for the reimbursement of operating costs. The costs associated with these arrangements are included in IP's revenue requirements under its rate-making process.

CONTINGENT FINANCIAL OBLIGATIONS   IP has $.1 million in surety bonds
outstanding as of December 31, 2001, which expire in 2003.

AVAILABLE CREDIT CAPACITY   The following table provides the components of IP's
available credit capacity.


--------------------------------------------------------------------------------------------
                AVAILABLE CREDIT CAPACITY AS OF DECEMBER 31, 2001
--------------------------------------------------------------------------------------------
Outstanding Revolving Credit Agreement(1)                                       $     240.0
Outstanding Commercial Paper(1)                                                        38.2
Unused Borrowing Capacity                                                              21.8
                                                                                ------------
Total Credit Capacity                                                           $     300.0
---------------------------------------------------------------------------------------------

(1) The revolving credit agreement matures in May 2002. This bank commitment supports the amount of commercial paper outstanding at any time and provides funds for working capital needs and other general corporate purposes.
IP anticipates refinancing this bank credit facility in the ordinary course of business. See "Note 6 - Revolving Credit Facilities, Letters of Credit and Short-Term Loans" in the audited financial statements included herein for additional information.

     Due primarily to current market conditions, the Moody's rating action and other factors, access to the commercial paper markets is limited. During this period of market uncertainty, IP has relied on existing credit lines, operating cash flows and cash balances on hand for its short-term liquidity requirements.

     At December 31, 2001, IP had the ability under its Restated Articles of Incorporation to incur additional unsecured debt of up to approximately $210.0 million. On February 25, 2002, IP commenced a solicitation of consents from its preferred shareholders to amend IP's Restated Articles of Incorporation to eliminate the provision restricting IP's ability to incur unsecured debt. Concurrently, Illinova commenced a tender offer relating to the shares of IP's preferred stock. The completion of the tender offer and consent solicitation is conditioned on, among other things, the approval of the proposed amendment by holders of at least two-thirds of the outstanding shares of preferred stock, voting together as one class, and other customary conditions. The approval of the proposed amendment would provide IP the flexibility to obtain financing on terms more advantageous to IP than would otherwise be the case. Certain fees incurred in connection with the consent solicitation, currently estimated not to exceed $.2 million in the aggregate, will be paid by IP.

AFFILIATE TRANSACTION   IP maintains an unsecured note receivable due from its
parent relating to the October 1999 transfer of the fossil-fueled generating assets. In August 2001, an additional $9.3 million of fossil-fueled generating assets were transferred and the note was adjusted accordingly. The additional transfer was approved by the ICC on March 21, 2001. The note matures on September 30, 2009 and bears interest at an annual rate of 7.5%, due semiannually in April and October. In the fourth quarter of 2001, Illinova accelerated the payment of accrued interest on the note receivable for the three months ended December 31, 2001. At December 31, 2001, principal outstanding under this note totaled approximately $2.3 billion with no accrued interest. Optional principal repayments and periodic interest payments accruing under this arrangement are available from the parent to provide IP with a source of liquidity for its required expenditures.


DIVIDENDS   Under IP's Restated Articles of Incorporation, common stock dividends are subject to the preferential rights of the holders of preferred and preference stock. IP is also limited in its payment of dividends by the Illinois Public Utilities Act, which requires retained earnings equal to or greater than the amount of any proposed dividend declaration or payment. The Federal Power Act precludes declaration or payment of dividends by electric utilities "out of money properly stated in a capital account." IP's retained earnings balance is expected to be sufficient during 2002 to support payment of all scheduled preferred dividends. On March 2, 2001, IP declared and paid common stock dividends of $100.0 million to Illinova.

PREFERRED SECURITIES OF SUBSIDIARY TRUST   On September 30, 2001, IP redeemed
all $100.0 million of the TOPrS issued by IPFI. The redemption was financed with $85.0 million cash and $15.0 million in commercial paper. On May 31, 2000, IP redeemed all $93.1 million of the MIPS issued by Illinois Power Capital, L. P.

CAPITAL ASSET PROGRAM   Construction expenditures for 2001 were approximately
$148.8 million. The construction expenditures for 2001 consisted of numerous projects to upgrade and maintain the reliability of IP's electric and gas distribution and transmission systems, add new customers to the system and prepare for a competitive environment. IP construction expenditures for 2002 through 2006 are expected to total approximately $730.0 million. Additional expenditures may be required during this period to accommodate the transition to a competitive environment, environmental compliance, system upgrades and other costs that cannot be determined at this time.

MANUFACTURED GAS-PLANT   See "Note 5 - Commitments and Contingencies" in the
audited financial statements included herein for additional information.

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

BUSINESS RISK-MANAGEMENT ASSESSMENT

IP's operating results may be impacted by commodity price fluctuations resulting from purchases of electricity used in supplying service to its customers. IP has contracted for volumes from several suppliers under contracts having various commercial terms. Certain of these contracts do not obligate the supplier to provide replacement power to IP in the event of a curtailment or shutdown of operating facilities. If the commodity volumes supplied from these agreements are inadequate to cover IP's native load, IP will be required to purchase its supply needs in open-market purchases at prevailing market prices. Such purchases would expose IP to commodity price risk. Price risk associated with IP's gas operations is mitigated through contractual terms applicable to the business, as allowed by the ICC. IP applies prudent risk-management practices in order to minimize these market risks. Such risk management practices may not fully mitigate these exposures.

     Periodically, IP has utilized interest rate derivatives (principally interest rate swaps and caps) to adjust the portion of its overall borrowings subject to interest rate risk. As of December 31, 2001 and 2000, there were no interest rate derivatives outstanding.

     IP's market risk is considered as a component of the entity-wide risk management polices of its parent company, Dynegy. Dynegy measures entity-wide market risk in its financial trading and risk management portfolios using Value at Risk. Additional measures are used to determine the treatment of risks outside the Value at Risk methodologies, such as market volatility, liquidity, event and correlation risk.

IMPACT OF PRICE FLUCTUATIONS   IP's operating results may be impacted by
commodity price fluctuations for electricity used in supplying service to its customers. IP has contracted with AmerGen and DMG to supply power via PPAs. Should power acquired under these agreements be insufficient to meet IP load requirements, IP will have to buy power at current market prices. The PPA with DMG obligates DMG to provide power up to the reservation amount even if DMG has individual units unavailable at various times. The PPA with AmerGen does not obligate AmerGen to acquire replacement power for IP in the event of a curtailment or shutdown at the Clinton Power Station. Under a Clinton shutdown scenario, to the extent IP exceeds its capacity reservation with DMG, IP will have to buy power at current market prices.

     The ICC determines IP's delivery rates for gas service. These rates have been designed to recover the cost of service and allow shareholders the opportunity to earn a reasonable rate of return. The gas commodity is a pass through cost to the end-use customer and is subject to an annual ICC prudence review. Future natural gas sales will continue to be affected by an increasingly competitive marketplace, changes in the regulatory environment, transmission access, weather conditions, gas cost recoveries, customer conservation efforts and the overall economy.

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION   This Annual Report
includes statements reflecting assumptions, expectations, projections, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "project," "forecast," "may," "should," "expect," "will" and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

-      projected operating or financial results;
- expectations regarding capital expenditures, preferred dividends and other matters;
-      beliefs about the financial impact of deregulation;
- assumptions regarding the outcomes of legal and administrative proceedings;
-      estimations relating to the potential impact of new accounting standards;
-      intentions with respect to future energy supplies;
-      anticipated costs associated with legal and regulatory compliance; and
- expectations regarding cost savings or synergies relating to the Dynegy-Illinova merger.

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

     All of IP's forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements. In addition, IP disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Quantitative and Qualitative Disclosures About Market Risk are set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Risk-Management Assessment" herein.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements are included herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 1, 2000, IP dismissed its prior independent accountants, PricewaterhouseCoopers LLP, upon completion of the audits of IP's financial statements as of and for the year ended December 31, 1999. Also on February 1, 2000, IP engaged Arthur Andersen LLP ("Andersen") as its new independent accountants. The decision to change accountants was approved by IP's Board of Directors and occurred in connection with the merger of Dynegy and Illinova and its subsidiaries, including IP. For additional information regarding this change in IP's independent accountants, please read the Current Report on Form 8-K filed by IP on February 8, 2000 reporting of such change.

   The Audit Committee of the Board of Directors of Dynegy, the indirect parent company of IP, annually considers and recommends to the Board the selection of independent public accountants for Dynegy and its subsidiaries, including IP. As recommended by Dynegy's Audit Committee, Dynegy's Board of Directors on March 15, 2002 decided to no longer engage Andersen as independent public accountants of Dynegy and its subsidiaries and engaged PricewaterhouseCoopers LLP to serve as independent public accountants of Dynegy and its subsidiaries for 2002. The appointment of PricewaterhouseCoopers LLP is subject to ratification by Dynegy's shareholders at the 2002 annual meeting scheduled for May 17, 2002.

   Andersen's reports on IP's consolidated financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

   During IP's two most recent fiscal years and through the date of this Form 10-K, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on IP's consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

   IP provided Andersen with a copy of the foregoing disclosures. Attached as
Exhibit 16 is a copy of Andersen's letter, dated March 20, 2002, stating its agreement with such statements.

   During IP's two most recent fiscal years and through the date of this Form 10-K, IP did not consult PricewaterhouseCoopers LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on IP's consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III
--------------------------------------------------------------------------------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to IP's directors and executive officers as of January 31, 2002:

                                                                                           SERVED WITH THE
NAME                          AGE    POSITION(S)                                           COMPANY SINCE
C.L. Watson                   51     Chairman of the Board                                       2000

Stephen W. Bergstrom          44     Chief Executive Officer and Director                        2000

Larry F. Altenbaumer          53     President and Director                                      1970

Robert D. Doty, Jr.           44     Chief Financial Officer, Executive Vice President           2000
                                     and Director

Kathryn L. Patton             37     Senior Vice President, General Counsel and                  2000
                                     Secretary

Peggy E. Carter               39     Vice President and Controller                               1985

Kenneth E. Randolph           45     Director                                                    2000


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

C.L. WATSON has served as Chairman of the Board of Directors of IP since February 2000, following the consummation of the Dynegy-Illinova merger. Mr. Watson also serves as Chairman and Chief Executive Officer of Dynegy. He joined Dynegy as President in 1985 and became Chairman and Chief Executive Officer in 1989. Prior to his employment with Dynegy, he served as Director of Gas Sales for the Western United States for Conoco Inc. Mr. Watson also serves on the Board of Directors of Baker Hughes Incorporated.

STEPHEN W. BERGSTROM has served as Chief Executive Officer and a Director of IP since February 2000, following the consummation of the Dynegy-Illinova merger. Mr. Bergstrom has also served as President and Chief Operating Officer of Dynegy, where he is responsible for the day-to-day execution of Dynegy's strategy across its operating business units, since August 1999. He also is a member of Dynegy's Board of Directors and has served as such since 1995. Mr. Bergstrom was formerly President and Chief Operating Officer of Dynegy Marketing and Trade and Executive Vice President of Dynegy. He joined Dynegy in 1986 as Vice President of Gas Supply.

LARRY F. ALTENBAUMER has served as President of IP since September 1999. Mr. Altenbaumer has also served as a Director of IP and as Senior Vice President of Dynegy since February 2000, following the consummation of the Dynegy-Illinova merger. Mr. Altenbaumer previously served IP and its parent corporation, Illinova, in various capacities since 1970, including as Senior Vice President and Chief Financial Officer of IP from 1992 until September 1999 and as Senior Vice President, Chief Financial Officer, Treasurer and Controller of Illinova from June 1994 until September 1999.

ROBERT D. DOTY, JR. has served as Executive Vice President of IP since June 2001 and as Chief Financial Officer and a Director of IP since May 2000. Mr. Doty also serves as Executive Vice President and Chief Financial Officer of Dynegy and has served as Dynegy's principal financial officer since May 2000. In such capacity, he is responsible for accounting, finance, planning and strategy, investor relations, treasury and tax. Mr. Doty joined Dynegy in 1991 and, prior to May 2000, served Dynegy as Senior Vice President of Finance, Vice President and Treasurer and Vice President-Tax.

KATHRYN L. PATTON has served as General Counsel and Secretary of Illinois Power since February 2000, following the consummation of the Dynegy-Illinova merger. Ms. Patton also has served as Senior Vice President of Illinois Power and Vice President and Assistant General Counsel of Dynegy since July 2001, prior to which she served as Vice President of IP from February 2000 to July 2001. Ms. Patton previously served Dynegy as Director and Regulatory Counsel from May 1995 to March 1999 and Senior Director and Regulatory Counsel from March 1999 until February 2000. In February 2002, following Dynegy's acquisition of Northern Natural Gas Company, Ms. Patton also was elected to serve as Senior Vice President, General Counsel and Secretary of Northern Natural.

PEGGY E. CARTER has served as Vice President of IP since February 2000 and as Controller since November 1999. Ms. Carter was elected to serve as Vice President of IP following the consummation of the Dynegy-Illinova merger. Ms. Carter previously served IP in various capacities from 1985, including Business Leader in IP's accounting department from August 1994 until November 1999.

KENNETH E. RANDOLPH has served as a Director of IP since February 2000, following the consummation of the Dynegy-Illinova merger. Mr. Randolph also serves as Executive Vice President and General Counsel of Dynegy. He has served as Executive Vice President of Dynegy since July 2001 and as General Counsel of Dynegy and its predecessor, Clearinghouse, since July 1987. In addition, he served as a member of Dynegy's Management Committee from May 1989 through February 1994 and managed its marketing operations in the Western and Northwestern United States from July 1984 through July 1987. Prior to his employment with Dynegy, Mr. Randolph was associated with the Washington, D.C. office of Akin, Gump, Strauss, Hauer & Feld, LLP.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires that reports of ownership and changes in ownership be filed with respect to directors, executive officers and persons who beneficially own more than 10% of a class of equity securities registered under Section 12 thereof. IP believes that all such requirements were satisfied with respect to its cumulative preferred stock during the fiscal year ended December 31, 2001.


ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the compensation earned by the individual who serves as IP's Chief Executive Officer and the four other most highly compensated executive officers of IP at the end of 2001 (the "Named Executive Officers"), as well as amounts earned by or awarded to certain of such individuals for services rendered in all capacities to IP for the fiscal years of 1999 and 2000.

SUMMARY COMPENSATION TABLE


                                                                                    LONG TERM
                                           ANNUAL COMPENSATION                      COMPENSATION AWARDS
                                                                                    -----------------------
                                                                                    RESTRICTED   SECURITIES
                                                                 OTHER ANNUAL       STOCK        UNDERLYING   ALL OTHER
NAME AND PRINCIPAL POSITION   YEAR        SALARY(1)   BONUS(2)   COMPENSATION(3)    AWARDS(4)    OPTIONS(5)   COMPENSATION(6)
----------------------------------------------------------------------------------------------------------------------------

Stephen W. Bergstrom          2001(8)             (8)            (8)            (8)         (8)          (8)               (8)
  Chief Executive Officer     2000(7)             (8)            (8)            (8)         (8)          (8)               (8)

Larry F.Altenbaumer           2001       $ 299,500      $ 350,000   $        ---    $     ---       79,050    $        5,250
  President                   2000       $ 303,208      $ 485,000   $        ---    $ 250,000       84,553    $        5,250
                              1999       $ 259,125      $ 156,600   $        ---    $     ---       35,120    $      676,983

David W. Butts                2001       $ 253,000      $ 315,050   $        ---    $     ---          ---    $    1,571,468(13)
  Chief Operating Officer     2000       $ 254,938      $ 245,444   $        ---    $     ---       41,491    $        5,250
  Executive Vice President    1999       $ 168,750(12)  $ 135,000   $        ---    $     ---       47,400    $      298,733

Kathryn L. Patton             2001       $ 188,317      $ 125,000   $     27,924(10)$     ---       42,439    $       27,200
  Senior Vice President,      2000(9)    $ 176,750      $ 130,000   $     45,943    $     ---       16,548    $       25,500
  General Counsel
  and Secretary

Peggy E. Carter               2001       $ 117,706      $  47,500   $        ---    $     ---        7,918    $        5,250
  Vice President and          2000(11)   $ 112,371      $  75,850   $        ---    $     ---        3,129    $        2,329
  Controller

--------------------------------
(1) Salary amounts for Messrs. Altenbaumer and Butts for 2000 include additional base salary payments of $12,083 and $8,438, respectively, representing payment for the period from September 1999, when they became executive officers of IP, to February 1, 2000, the closing date of the Dynegy-Illinova merger, covering the pro-rata difference between their new base salaries and their final base salaries at Illinova. Salary amount for Ms. Carter for 2000 includes a similar payment of $7,560 relative to her promotion to Controller in November 1999.
(2) As applicable, bonus amounts include bonuses earned in 1999, 2000 and 2001 which were paid in 2000, 2001 and 2002, respectively. Bonus amounts for Messrs. Altenbaumer and Butts for 1999 represent the cash portions of grants made to them under IP's Executive Incentive Compensation Plan for 1999, including amounts deferred under IP's Executive Deferred Compensation Plan.
(3) Includes "Perquisites and Other Personal Benefits" if value is greater than the lesser of $50,000 or 10% of the reported salary and bonus.
(4) For 2000, Mr. Altenbaumer received 10,696 shares of restricted Dynegy Class A common stock valued at $23.38 per share. Such shares vest five years from the date of grant. During such period, dividend equivalents will be credited to Mr. Altenbaumer's account.
(5) Number of shares underlying options reflects the two-for-one stock split effected by Dynegy Inc. in August 2000 and the .69 merger conversion ratio used in the Dynegy-Illinova merger. Securities underlying options for 2000 includes options granted in 2001 for 2000.
(6) The amounts included as "All Other Compensation" for 2001 represent contributions to the Named Executive Officers' respective savings plan accounts. The amounts included for Messrs. Altenbaumer and Butts for 1999 also include pre-severance payments under compensation plans that were retired in connection with the Dynegy-Illinova merger.
(7)  Mr. Bergstrom became an executive officer of IP in February 2000.
(8) Mr. Bergstrom is not compensated by IP for services rendered as its Chief Executive Officer. Mr. Bergstrom is compensated by Dynegy for services rendered in all capacities to Dynegy and its affiliates, including IP. Information with respect to Mr. Bergstrom's compensation for 2001 will be contained in Dynegy's Proxy Statement for its 2002 Annual Meeting of Shareholders (the "Proxy Statement"). His 2000 compensation information is set forth in Dynegy's Proxy Statement for its 2001 Annual Meeting of Shareholders previously filed with the SEC.
(9)  Ms. Patton became an executive officer of IP in February 2000.
(10) Amount reflects an aggregate annual allowance for living and car expenses related to expenses incurred by Ms. Patton in connection with her relocation to Illinois following the Dynegy-Illinova merger. See "Employment Contracts and Change-in-Control Arrangements."
(11) Ms. Carter became an executive officer of IP in February 2000.
(12) Reflects amounts paid to Mr. Butts by IP from March 1999 through December 1999. Mr. Butts was compensated by IEP for his employment with IEP during January and February 1999.

(13) Mr. Butts' employment with IP was terminated effective as of January 2, 2002. In connection with his termination, all of Mr. Butts' stock options vested and remain exercisable through February 1, 2003. In addition, Mr. Butts received cash payments of approximately $1,541,218. Mr. Butts also will receive continued health and welfare benefits for 36 months.

     OPTION GRANTS IN 2001

     The following table sets forth certain information with respect to Dynegy stock option grants made to the Named Executive Officers during 2001 under the Dynegy Inc. 2000 Long Term Incentive Plan and the Dynegy Inc. 2001 Non-Executive Stock Incentive Plan. Dynegy indirectly owns all of the common stock of IP. No stock option appreciation rights were granted during 2001.

     INDIVIDUAL GRANTS

                        NUMBER OF      % OF TOTAL
                       SECURITIES        OPTIONS                                 POTENTIAL REALIZABLE VALUE
                       UNDERLYING      GRANTED TO                                AT ASSUMED ANNUAL RATES OF
                         OPTIONS        EMPLOYEES      EXERCISE      EXPIRATION   STOCK PRICE APPRECIATION
NAME                    GRANTED(1)      IN 2001(1)  PRICE $/SHARE(1)     DATE         FOR OPTION TERM(2)
----                   -----------     -----------  ---------------- ----------  --------------------------
                                                                                        5%        10%
                                                                                        ---       ---
Stephen W. Bergstrom              (3)             (3)         (3)            (3)         (3)            (3)
Larry F. Altenbaumer        79,050             2.3%      $23.85      12/21/11   $1,185,682   $    3,004,750
David W. Butts                 ---             ---       $  ---           ---   $      ---   $          ---
Kathryn L. Patton           16,233               *       $34.65       9/29/11   $  353,737   $      896,438
                            26,206               *       $23.85      12/21/11   $  393,067   $      996,110
Peggy E. Carter              7,918               *       $23.85      12/21/11   $  118,763   $      300,969

---------------------------------
* Less than 1%.
(1) Number of securities underlying options/exercise price reflects the two-for-one stock split effected by Dynegy Inc. in August 2000 and the .69 merger conversion ratio used in the Dynegy-Illinova merger. Percent of total options granted to employees reflects the number of Dynegy stock options granted to employees of Dynegy and its affiliates, including IP, for 2001 performance in 2001.
(2) The dollar amounts under these columns represent the potential realizable value of each grant of options assuming that the market price of Dynegy common stock appreciates in value from the date of grant at the 5% and 10% annual rates prescribed by the SEC and are not intended to forecast possible future appreciation, if any, of the price of Dynegy common stock.
(3) Information with respect to Mr. Bergstrom's Dynegy stock option grants will be contained in Dynegy's Proxy Statement under the heading "Executive Compensation."

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

The following table sets forth certain information regarding Dynegy stock options held by the Named Executive Officers at December 31, 2001. No Dynegy stock options were exercised by any of the Named Executive Officers in 2001.

                         NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                        UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS AT
                      OPTIONS AT FISCAL YEAR-END (1)      FISCAL YEAR-END (2)

         NAME           EXERCISABLE    UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
         ----           -----------    -------------   -----------  -------------
Stephen W. Bergstrom            (3)               (3)          (3)           (3)
Larry F. Altenbaumer      176,206           210,558    $ 822,368     $ 603,434
David W. Butts            117,891              ---     $ 871,427     $     ---
Kathryn L. Patton          31,830            63,402    $ 400,674     $  82,445
Peggy E. Carter               ---            17,047    $     ---     $  13,065

--------------------------------
(1) Number of shares underlying options reflects the two-for-one stock split effected by Dynegy Inc. in August 2000 and the .69 merger conversion ratio used in the Dynegy-Illinova merger. Certain unexercisable options held by Messrs. Altenbaumer and Butts and Ms. Patton became fully vested and exercisable effective upon the closing of the merger on February 1, 2000. See "-Employment Contracts and Change-in-Control Arrangements." In addition, all of Mr. Butts' remaining unexercisable options became fully vested and exercisable in connection with his January 2, 2002 termination.
(2) Value based on the closing price of $25.50 on the New York Stock Exchange - Composite Tape for Dynegy common stock on December 31, 2001.
(3) Information with respect to Mr. Bergstrom's Dynegy stock option exercises and year-end values will be contained in Dynegy's Proxy Statement under the heading "Executive Compensation."

PENSION BENEFITS

The following table shows the estimated annual pension benefits on a straight life annuity basis payable on retirement to Mr. Altenbaumer and Ms. Carter based on specified annual average earnings and years of credited service classifications, assuming continuation of the Dynegy Inc. Retirement Plan, formerly the IP Retirement Income Plan for Salaried Employees (the "IP Retirement Plan"), and employment until age 65. Estimated annual benefits under the IP Retirement Plan are payable only with respect to annual earnings up to $170,000. This table does not show the Social Security offset, but any actual pension benefit payments would be subject to this offset.

                           ESTIMATED ANNUAL BENEFITS (ROUNDED)
     ------------------------------------------------------------------------------
          Annual         15 Yrs.        20 Yrs.         25 Yrs.        30 Yrs.
         Average        Credited       Credited        Credited       Credited
         Earnings        Service        Service        Service         Service
     ------------------------------------------------------------------------------
        $   125,000      $  37,500      $   50,000     $  62,500       $  75,000
     ------------------------------------------------------------------------------
            150,000         45,000          60,000        75,000          90,000
     ------------------------------------------------------------------------------
            170,000         51,000          68,000        85,000         102,000
     ------------------------------------------------------------------------------

     The earnings used in determining pension benefits under the IP Retirement Plan are the participants' regular base compensation, as set forth under the "Salary" column in the Summary Compensation Table above.

     At December 31, 2001, for purposes of the IP Retirement Plan, Mr. Altenbaumer and Ms. Carter had completed 28 and 15 years of credited service, respectively. None of the other current Named Executive Officers participate in the IP Retirement Plan.

COMPENSATION OF DIRECTORS

None of IP's Directors receive special or additional compensation as a result of their service on the Board of Directors or any committee of the Board of Directors.

EMPLOYMENT CONTRACTS AND CHANGE-IN-CONTROL ARRANGEMENTS

Dynegy has employment agreements with each of Messrs. Altenbaumer, Bergstrom and Doty and Ms. Patton. The employment agreements of Messrs. Bergstrom and Doty will be described in Dynegy's Proxy Statement. The employment agreements of Mr. Altenbaumer and Ms. Patton are described below.

LARRY F. ALTENBAUMER EMPLOYMENT AGREEMENT   Effective upon the closing of the
Dynegy-Illinova merger on February 1, 2000, Dynegy Inc. entered into a three-year employment agreement with Mr. Altenbaumer, pursuant to which Mr. Altenbaumer serves as President of IP and Senior Vice President of Dynegy Inc. The term of the agreement will automatically be extended for additional one-year periods unless either party elects otherwise. Mr. Altenbaumer's employment agreement entitles him to a base salary of $290,000, subject to increase at the discretion of the Board of Directors, and the annual opportunity to earn additional bonus amounts. Upon the closing of the merger, Mr. Altenbaumer also was awarded grants of Dynegy stock options under the Dynegy Inc. 2000 Long Term Incentive Plan with a value equal to 150% of his base salary and restricted stock with an in-the-money value equal to approximately $250,000. Under the terms of the employment agreement, all options granted to Mr. Altenbaumer prior to November 1, 1999 became fully vested as of February 1, 2000. The employment agreement also contains non-compete provisions in the event of Mr. Altenbaumer's termination of employment.

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

KATHRYN L. PATTON EMPLOYMENT AGREEMENT   Effective upon the closing of the
Dynegy-Illinova merger on February 1, 2000, Dynegy Inc. entered into a two-year employment agreement with Ms. Patton, pursuant to which Ms. Patton agreed to serve as Vice President and General Counsel of IP. Effective
February 2, 2002, Ms. Patton entered into a new contract under which she will serve as Senior Vice President and General Counsel of IP and Vice President and Assistant General Counsel of Dynegy. The initial term of the contract ends September 1, 2002 and may be automatically extended for an additional one-year period, unless either party elects otherwise. Ms. Patton's employment agreement entitles her to a base salary of $210,000, subject to increase at the discretion of the Board of Directors, and the annual opportunity to earn additional bonus amounts, dependent upon certain financial objectives, as a participant in Dynegy's Incentive Compensation
Plan. Ms. Patton is also entitled to a housing and automobile allowance of $2,327 per month. After September 1, 2002, Ms. Patton may request to be returned to the Dynegy organization in Houston, Texas as a Vice President at the same base salary and target bonus. If such request is not granted within 90 days, Ms. Patton may terminate her employment and would be entitled to 18 months of base salary and target bonus and vesting of any unvested options granted before December 31, 1999. Under the terms of the original employment agreement, all options granted to Ms. Patton prior to November 1, 1999 became fully vested as of February 1, 2000. The employment agreement also contains non-compete provisions in the event of Ms. Patton's termination of employment.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Dynegy and IP have a joint Compensation Committee that, as of December 31, 2001, was comprised of Sheli Rosenberg (Chairperson), Charles Bayless, D.W. Callahan, Michael D. Capellas and Patricia Eckert. There are no matters relating to interlocks or insider participation that IP is required to report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of IP's common stock is owned by Illinova, which is a wholly owned subsidiary of Dynegy. IP also has six series of preferred stock outstanding, none of which is owned by any director or executive officer. Moreover, to the best of IP's knowledge, no owner holds more than 5% of any such series of preferred stock.

     The following table sets forth, as of December 31, 2001 except as otherwise noted, certain information regarding beneficial ownership of the capital stock of Dynegy by:

- each person who is known by IP to own beneficially more than 5% of Dynegy's capital stock,
-      each director of IP,
- IP's Chief Executive Officer and its four other most highly compensated current executive officers, and
-      all current directors and executive officers of IP as a group.

     Share amounts and percentages shown for each individual or group in the table have been adjusted to give effect to the (i) two-for-one stock split effected by Dynegy Inc. in August 2000, (ii) exercise of all options and warrants exercisable by each individual within 60 days of December 31, 2001 and
(iii) the .69 merger conversion ratio used in the Dynegy-Illinova merger.


                                                                NUMBER OF SHARES (1)
                                                          ---------------------------------
                                                                                                PERCENT OF
                                                            CLASS A          CLASS B             CLASS A
                                                            COMMON           COMMON              COMMON
                                                            STOCK            STOCK               STOCK(2)
                                                          ------------- ------------------- -----------------
CHEVRONTEXACO CORPORATION (3)                                      ---       96,891,014                26.5(3)
 Chevron USA Inc.
 575 Market Street
 San Francisco, CA 94104
AXA FINANCIAL, INC. (4)                                     28,234,120              ---                10.5
 1290 Avenue of the Americas
 New York, NY
PUTNAM INVESTMENTS, LLC(5)                                  25,019,424              ---                 9.3
One Post Office Square
Boston, MA  02109
MASSACHUSETTS FINANCIAL SERVICES COMPANY(6)                 14,308,497              ---                 5.3
500 Boylston Street
Boston, MA  02116
LARRY F. ALTENBAUMER (7)                                       118,062              ---                   *
STEPHEN W. BERGSTROM (8)                                     3,463,976              ---                 1.3
PEGGY E. CARTER (9)                                              2,873              ---                   *
ROBERT D. DOTY, JR. (10)                                       377,306              ---                   *
KATHRYN L. PATTON (11)                                          42,002              ---                   *
KENNETH E. RANDOLPH (12)                                     1,974,670              ---                   *
C.L. WATSON (13)                                            13,779,470              ---                 5.1
EXECUTIVE OFFICERS AND DIRECTORS OF
 IP AS A GROUP                                              19,758,359              ---                 7.4
 (7 persons) (7)(8)(9)(10)(11)(12)(13)

-------------------
  * Less than 1%.
(1) Unless otherwise noted, each of the persons has sole voting and investment power with respect to the shares reported.
(2) Based upon 268,335,537 shares of Class A common stock and 96,891,014 shares of Class B common stock outstanding at February 1, 2002.
(3) The shares are held of record by Chevron U.S.A. Inc. ChevronTexaco Corporation beneficially owns 100% of the capital stock of Chevron U.S.A. Consequently, ChevronTexaco may be deemed to beneficially own all of the shares of Class B common stock owned of record by Chevron U.S.A. Percent of Class A common stock beneficially owned assumes conversion of Class B common stock for purposes of computing ChevronTexaco's beneficial ownership only.
(4) According to its Form 13G/A filed with the SEC on February 12, 2002. Advisor subsidiaries of AXA Financial, Inc. have sole voting power for 8,020,918 shares and sole power to dispose or direct the disposition of 28,234,120 shares.
(5) According to its Form 13G/A filed with the SEC on February 13, 2002. Advisor subsidiaries and related entities of Putnam Investments, LLC have shared voting power for 1,821,588 shares and shared power to dispose or direct the disposition of 25,019,424 shares.
(6)  According to its Form 13G filed with the SEC on February 12, 2002.
(7) Includes 104,612 shares of Class A common stock issuable upon the exercise of employee stock options held by Mr. Altenbaumer. Also includes approximately 6,621 shares of Class A common stock held by the Trustee of IP's 401(k) Plan (the "IP 401(k) Plan") for the account of Mr. Altenbaumer. Mr. Altenbaumer holds voting power with respect to such shares.
(8) Includes 601,174 shares of Class A common stock that are owned by trusts established by Mr. Bergstrom for the benefit of his minor children. Mr. Bergstrom's father is the sole trustee of such trusts. Mr. Bergstrom disclaims beneficial ownership of all of the shares of Class A common stock held by such trusts. Also includes 1,167,412 shares of Class A common stock issuable upon the exercise of employee stock options held by Mr. Bergstrom. Also includes approximately 6,242 shares of Class A common stock held by the Trustee of the Dynegy Inc. Profit Sharing/401(k) Savings Plan (the "Dynegy 401(k) Plan") for the account of Mr. Bergstrom. Mr. Bergstrom holds voting power with respect to such shares.
(9) Includes 1,043 shares of Class A common stock issuable upon the exercise of employee stock options held by Ms. Carter. Also includes approximately 1,830 shares held by the Trustee of the IP 401(k) Plan for the account of Ms. Carter. Ms. Carter holds voting power with respect to such shares.
(10) Includes 333,314 shares of Class A common stock issuable upon the exercise of employee stock options held by Mr. Doty. Also includes approximately 5,865 shares of Class A common stock held by the Trustee of the Dynegy 401(k) Plan for the account of Mr. Doty. Mr. Doty holds voting power with respect to such shares.

(11) Includes 37,346 shares of Class A common stock issuable upon the exercise of employee stock options held by Ms. Patton. Also includes approximately 4,226 shares of Class A common stock held by the Trustee of the Dynegy 401(k) Plan for the account of Ms. Patton. Ms Patton holds voting power with respect to such shares.
(12) Includes 321,028 shares of Class A common stock issuable upon the exercise of employee stock options held by Mr. Randolph. Also includes approximately 6,038 shares of Class A common stock held by the Trustee of the Dynegy 401(k) Plan for the account of Mr. Randolph. Mr. Randolph holds voting power with respect to such shares.
(13) Includes 8,524,816 shares held of record by one or more partnerships, of which Mr. Watson and his wife are the sole shareholders of the corporate general partner and of which Mr. Watson (individually), his wife and certain trusts (the "Trusts") established by Mr. Watson for the benefit of his three children, of which Mr. Watson or his wife are the sole trustees, and a corporation, of which Mr. Watson and the Trusts are the sole shareholders, are the sole limited partners (the "Family Limited Partnership"). Mr. Watson may be deemed to beneficially own all of the shares of Class A common stock held by the Family Limited Partnership and by the Trusts. Also includes 2,089,414 shares of Class A common stock issuable upon the exercise of employee stock options held by Mr. Watson and 2,399,431 shares of Class A common stock issuable upon the exercise of employee stock options held by the Family Limited Partnership. Also includes approximately 6,316 shares of Class A common stock held by the Trustee of the Dynegy 401(k) Plan for the account of Mr. Watson. Mr. Watson holds voting power with respect to such shares.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

IP routinely conducts business with other subsidiaries of Dynegy. These transactions include the purchase or sale of electricity, natural gas and transmission services as well as certain other services. IP derived approximately $32.1 million in operating revenue from these transactions during 2001. Aggregate operating expenses charged by affiliates in 2001 approximated $526.6 million, including $459.7 million for power purchased. See "Note 4 - Related Parties" in the audited financial statements included herein for more information pertaining to related transactions.

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

     Effective October 1, 1999, IP transferred its wholly owned fossil generating assets and other generation-related assets and liabilities at net book value to Illinova in exchange for an unsecured note receivable of approximately $2.8 billion. Such assets subsequently were contributed by Illinova to an affiliate that later became DMG. Effective August 31, 2001, approximately $9.3 million of additional fossil generation-related assets were transferred to Illinova and the unsecured note receivable was adjusted accordingly. The note matures on September 30, 2009 and bears interest at a rate of 7.5%, due semiannually in April and October. In the fourth quarter of 2001, Illinova accelerated the payment of accrued interest on the note receivable for the three months ended December 31, 2001. At December 31, 2001, principal outstanding under the note approximated $2.3 billion with no accrued interest. IP recognized $169.9 million in interest income on the note from Illinova in 2001.

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

     (a)  Reports on Form 8-K during the quarter ended December 31, 2001:  None

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ILLINOIS POWER COMPANY
                                     (REGISTRANT)

                               By: /s/ Larry F. Altenbaumer
                                  -----------------------------------------
                                  Larry F. Altenbaumer, President

                               Date: March 21, 2002
                                    ---------------------------------------

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

    SIGNATURE                                   TITLE                                                DATE

/s/ Stephen W. Bergstrom                        Chief Executive Officer and Director              March 21, 2002
-----------------------------------
     Stephen W. Bergstrom
     (Principal Executive Officer)

/s/ Robert D. Doty, Jr.                         Chief Financial Officer, Senior Vice              March 21, 2002
-----------------------------------             President and Director
     Robert D. Doty, Jr.
     (Principal Financial Officer)

/s/ Michael R. Mott                             Senior Vice President                             March 21, 2002
-----------------------------------
     Michael R. Mott

/s/ Peggy E. Carter                             Vice President and Controller                     March 21, 2002
-----------------------------------
     Peggy E. Carter
     (Principal Accounting Officer)

/s/ Larry F. Altenbaumer                        President and Director                            March 21, 2002
-----------------------------------
     Larry F. Altenbaumer

/s/ C.L. Watson                                 Director                                          March 21, 2002
-----------------------------------
     C.L. Watson

/s/ Kenneth E. Randolph                         Director                                          March 21, 2002
-----------------------------------
     Kenneth E. Randolph

                                  EXHIBIT INDEX
EXHIBIT                            DESCRIPTION

(3)(i) ARTICLES OF INCORPORATION

Amended and Restated Articles of Incorporation of Illinois Power Company, dated September 7, 1994. Filed as Exhibit 3(a) to the Current Report on Form 8-K dated September 7, 1994 (File No. 1-3004).*

(3)(ii) BY-LAWS

By-laws of Illinois Power Company, as amended December 14, 1994. Filed as
Exhibit 3(b)(1) to the Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-3004).*

(4) INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

4.1 - General Mortgage Indenture and Deed of Trust dated as of November 1, 1992. Filed as Exhibit 4(cc) to the Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-3004).*

4.2 - Supplemental Indenture dated February 15, 1993, to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992. Filed as Exhibit 4(ee) to the Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-3004).*

4.3 - Supplemental Indenture No. 1 dated March 15, 1993, to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992. Filed as Exhibit 4(gg) to the Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-3004).*

4.4 - Supplemental Indenture No. 2 dated March 15, 1993, to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992. Filed as Exhibit 4(ii) to the Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-3004).*

4.5 - Supplemental Indenture dated July 15, 1993, to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992. Filed as Exhibit 4(kk) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 1-3004).*

4.6 - Supplemental Indenture dated August 1, 1993, to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992. Filed as Exhibit 4(mm) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 1-3004).*

4.7 - Supplemental Indenture dated October 15, 1993, to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992. Filed as Exhibit 4(oo) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 1-3004).*

4.8 - Supplemental Indenture dated November 1, 1993, to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992. Filed as Exhibit 4(qq) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 1-3004).*

4.9 - Indenture dated January 1, 1996 between Illinois Power Company and Wilmington Trust Company. Filed as Exhibit 4(b)(36) to the Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-3004).*

4.10 - First Supplemental Indenture dated January 1, 1996, between Illinois Power Company and Wilmington Trust Company. Filed as Exhibit 4(b)(37) to the Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-3004).*

EXHIBIT                            DESCRIPTION

4.11 - Supplemental Indenture dated April 1, 1997, to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992. Filed as Exhibit 4(b) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 1-3004).*

4.12 - Supplemental Indenture dated as of March 1, 1998, to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992. Filed as Exhibit 4.41 to the Registration Statement on Form S-3, filed January 22, 1999 (Registration No. 333-71061).*

4.13 - Supplemental Indenture dated as of March 1, 1998, to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992. Filed as Exhibit 4.42 to the Registration Statement on Form S-3, filed January 22, 1999 (Registration No. 333-71061).*

4.14 - Supplemental Indenture dated as of July 15, 1998, to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992. Filed as Exhibit 4.44 to the Registration Statement on Form S-3, filed January 22, 1999 (Registration No. 333-71061).*

4.15 - Supplemental Indenture dated as of September 15, 1998, to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992. Filed as
Exhibit 4.46 to the Registration Statement on Form S-3, filed January 22, 1999 (Registration No. 333-71061).*

4.16 - Supplemental Indenture dated as of June 15, 1999, to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992. Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-3004).*

4.17 - Supplemental Indenture dated as of July 15, 1999, to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992. Filed as Exhibit 4.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-3004).*

4.18 - Supplemental Indenture dated as of July 15, 1999, to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992. Filed as Exhibit 4.6 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-3004).*

+4.19 - Supplemental Indenture No. 1 dated as of May 1, 2001, to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992.

+4.20 - Supplemental Indenture No. 2 dated as of May 1, 2001, to General Mortgage Indenture and Deed of Trust dated as of November 1, 1992.

(10) MATERIAL CONTRACTS

10.1 - Group Insurance Benefits for Managerial Employees of Illinois Power Company as amended January 1, 1983. Filed as Exhibit 10(a) to the Annual Report on Form 10-K for the year ended December 31, 1983 (File No. 1-3004).~*

10.2 - Illinois Power Company Retirement Income Plan for Salaried Employees, as amended and restated effective January 1, 1989, as further amended through January 1, 1994. Filed as Exhibit 10(m) to the Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-3004).~*

10.3 - Illinois Power Company Retirement Income Plan for Employees Covered Under a Collective Bargaining Agreement, as amended and restated effective as of January 1, 1994. Filed as Exhibit 10(n) to the Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-3004).~*

EXHIBIT                            DESCRIPTION

10.4 - Illinois Power Company Incentive Savings Plan, as amended and restated effective January 1, 2002. Filed as Exhibit 10.3 to the Registration Statement on Form S-8 of Dynegy Inc., Registration No. 333-76570.~*

10.5 - Illinois Power Company Incentive Savings Plan Trust Agreement. Filed as Exhibit 10.4 to the Registration Statement on Form S-8 of Dynegy Inc., Registration No. 333-76570.

10.6 - Illinois Power Company Incentive Savings Plan for Employees Covered Under a Collective Bargaining Agreement, as amended and restated effective January 1, 2002. Filed as Exhibit 10.5 to the Registration Statement on Form S-8 of Dynegy Inc., Registration No. 333-76570.~*

10.7 - Illinois Power Company Incentive Savings Plan for Employees Covered Under a Collective Bargaining Agreement Trust Agreement. Filed as Exhibit 10.6 to the Registration Statement on Form S-8 of Dynegy Inc., Registration No. 333-76570.

10.8 - Illinois Power Company Supplemental Retirement Income Plan for Salaried Employees, as amended by resolutions adopted by the Board of Directors on June 10-11, 1997. Filed as Exhibit 10(b)(13) to the Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-3004).~*

+(12) STATEMENT OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

+(16) ARTHUR ANDERSEN LLP LETTER

+(21) SUBSIDIARIES OF REGISTRANT

+(99) LETTER TO SEC REGARDING ARTHUR ANDERSEN

--------------------------------------
*     Incorporated herein by reference.
~     Management contract and compensatory plans or arrangements.
+     Filed herewith.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholder of Illinois Power Company:

We have audited the accompanying consolidated balance sheets of Illinois Power Company (an indirect, wholly owned subsidiary of Dynegy, Inc.) and subsidiaries as of December 31, 2001 and 2000, and the related statements of income, retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Illinois Power Company and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
February 25, 2002

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholder of Illinois Power Company:

In our opinion, the consolidated statements of income, of cash flows and of retained earnings for the year ended December 31, 1999 (appearing in the Illinois Power Company (the "Company") 2001 Annual Report on Form 10-K) present fairly, in all material respects, the results of operations and cash flows of the Company and its subsidiaries for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the consolidated financial statements of Illinois Power Company for any period subsequent to December 31, 1999.

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


PricewaterhouseCoopers LLP
St. Louis, Missouri
February 28, 2000

ILLINOIS POWER COMPANY
C O N S O L I D A T E D   B A L A N C E   S H E E T S

-------------------------------------------------------------------------------------------------------------------
                                                                                             (MILLIONS OF DOLLARS)
-------------------------------------------------------------------------------------------------------------------
December 31,                                                                                 2001             2000
ASSETS
UTILITY PLANT
Electric (includes construction work in progress of $113.8 million and $113.9     $       2,368.7 $        2,300.8
million, respectively)
Gas (includes construction work in progress of $18.6 million and $18.7 million,             756.7            739.9
respectively)
-------------------------------------------------------------------------------------------------------------------
                                                                                          3,125.4          3,040.7
Less -- accumulated depreciation                                                          1,220.0          1,192.6
-------------------------------------------------------------------------------------------------------------------
                                                                                          1,905.4          1,848.1
-------------------------------------------------------------------------------------------------------------------
INVESTMENTS AND OTHER ASSETS                                                                 10.9             15.7
-------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents                                                                    52.6             24.1
Accounts receivable  (less allowance for doubtful accounts of $5.5 million)
       Service                                                                               80.2            114.2
       Other                                                                                 16.9             55.1
Accounts receivable, affiliates                                                               6.8             51.4
Accrued unbilled revenue                                                                     78.3            116.7
Materials and supplies, at average cost
      Gas in underground storage                                                             32.1             36.5
      Operating materials                                                                    13.1             13.9
Prepayments and other                                                                        24.1             12.4
-------------------------------------------------------------------------------------------------------------------
                                                                                            304.1            424.3
-------------------------------------------------------------------------------------------------------------------
NOTE RECEIVABLE FROM AFFILIATE                                                            2,271.4          2,262.1
-------------------------------------------------------------------------------------------------------------------
DEFERRED DEBITS
Transition period cost recovery                                                             225.4            272.8
Other                                                                                       143.9            148.7
-------------------------------------------------------------------------------------------------------------------
                                                                                            369.3            421.5
-------------------------------------------------------------------------------------------------------------------
                                                                                  $       4,861.1 $        4,971.7
-------------------------------------------------------------------------------------------------------------------
CAPITAL AND LIABILITIES
CAPITALIZATION
Common stock -- No par value, 100,000,000 shares authorized; 75,643,937 shares    $       1,274.1 $        1,274.2
issued, stated at
Additional paid-in capital                                                                    7.8              -
Retained earnings - accumulated since 1/1/99                                                233.6            175.7
Less -- Capital stock expense                                                                 7.2              7.2
Less -- 12,751,724 shares of common stock in treasury, at cost                              286.4            286.4
-------------------------------------------------------------------------------------------------------------------
      Total common stock equity                                                           1,221.9          1,156.3
Preferred stock                                                                              45.8             45.8
Mandatorily redeemable preferred stock                                                          -            100.0
Long-term debt                                                                            1,605.6          1,787.6
-------------------------------------------------------------------------------------------------------------------
      Total capitalization                                                                2,873.3          3,089.7
-------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable                                                                             70.9            145.9
Accounts payable, affiliates                                                                 14.7              5.2
Notes payable                                                                               278.2            147.8
Long-term debt maturing within one year                                                     182.1             86.4
Taxes accrued                                                                                64.3             39.6
Interest accrued                                                                             16.5             16.2
Other                                                                                        78.9             97.1
-------------------------------------------------------------------------------------------------------------------
                                                                                            705.6            538.2
-------------------------------------------------------------------------------------------------------------------
DEFERRED CREDITS
Accumulated deferred income taxes                                                         1,086.6          1,106.4
Accumulated deferred investment tax credits                                                  22.6             23.7
Other                                                                                       173.0            213.7
-------------------------------------------------------------------------------------------------------------------
                                                                                          1,282.2          1,343.8
-------------------------------------------------------------------------------------------------------------------
                                                                                  $       4,861.1 $        4,971.7
-------------------------------------------------------------------------------------------------------------------

(Commitments and Contingencies Note 5)
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

ILLINOIS POWER COMPANY
C O N S O L I D A T E D   S T A T E M E N T S   O F   I N C O M E

---------------------------------------------------------------------------------------------------------------------
                                                                                                (MILLIONS OF DOLLARS)
---------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                            2001             2000               1999
OPERATING REVENUES
Electric                                                        $        1,137.1   $      1,189.4     $      1,178.6
Electric interchange                                                          .7              2.7              420.2
Gas                                                                        476.6            393.5              304.4
---------------------------------------------------------------------------------------------------------------------
         Total                                                           1,614.4          1,585.6            1,903.2
---------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES AND TAXES
Fuel for electric plants                                                       -                -              191.2
Power purchased                                                            661.8            729.3              421.1
Gas purchased for resale                                                   332.8            252.7              165.1
Other operating expenses                                                   142.3            143.5              466.9
Retirement and severance expense                                            15.3             31.0                  -
Maintenance                                                                 54.6             57.7              107.8
Depreciation and amortization                                               80.9             77.6              151.8
Amortization of regulatory assets                                           51.2             50.6               26.4
General taxes                                                               68.4             74.0              100.8
Income taxes                                                                40.6             13.2               54.4
----------------------------------------------------------------------------------------------------------------------
         Total                                                           1,447.9          1,429.6            1,685.5
----------------------------------------------------------------------------------------------------------------------
Operating income                                                           166.5            156.0              217.7
----------------------------------------------------------------------------------------------------------------------

OTHER INCOME AND DEDUCTIONS - NET
Interest income from affiliates                                            171.0            175.3               52.9
Miscellaneous - net                                                        (49.5)           (58.6)             (13.3)
----------------------------------------------------------------------------------------------------------------------
         Total                                                             121.5            116.7               39.6
----------------------------------------------------------------------------------------------------------------------
Income before interest charges                                             288.0            272.7              257.3
---------------------------------------------------------------------------------------------------------------------

INTEREST CHARGES
Interest expense                                                           123.5            139.1              148.4
Allowance for borrowed funds used during construction                       (1.7)            (1.3)              (4.2)
---------------------------------------------------------------------------------------------------------------------
         Total                                                             121.8            137.8              144.2
---------------------------------------------------------------------------------------------------------------------

Net income                                                                 166.2            134.9              113.1
Less - Preferred dividend requirements                                       8.3             13.9               19.2
Plus - Carrying amount over consideration
       paid for redeemed preferred stock                                       -                -                1.7
---------------------------------------------------------------------------------------------------------------------
Net income applicable to common shareholder                     $          157.9   $        121.0     $         95.6
---------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

ILLINOIS POWER COMPANY
C O N S O L I D A T E D   S T A T E M E N T S   O F   C A S H   F L O W S

-----------------------------------------------------------------------------------------------------------------
                                                                                            (MILLIONS OF DOLLARS)
-----------------------------------------------------------------------------------------------------------------
 For the Years Ended December 31,                                           2001             2000            1999
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                         $      166.2     $      134.9     $     113.1
   Items not affecting cash flows from operating activities --
      Depreciation and amortization                                        138.0            134.9           181.8
      Deferred income taxes                                                (25.6)            55.3           165.4
 Changes in assets and liabilities resulting from
   operating activities --
      Accounts receivable                                                  116.8            (29.0)          (81.4)
      Accrued unbilled revenue                                              38.4            (33.3)            (.8)
      Materials and supplies                                                 5.2             (9.4)           (7.6)
      Prepayments                                                            4.1             68.8           (55.6)
      Accounts payable                                                     (65.5)            58.8           (34.4)
      Deferred revenue                                                         -                -           (69.0)
      Other deferred credits                                               (42.3)           (43.3)         (112.1)
      Interest accrued and other, net                                        9.7             43.6           (13.6)
-----------------------------------------------------------------------------------------------------------------
 Net cash provided by operating activities                                 345.0            381.3            85.8
-----------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                                     (148.8)          (157.8)         (197.2)
 Proceeds from note receivable, affiliate                                      -            335.5           165.0
 Disposition of nuclear assets                                                 -                -          (101.0)
 Other investing activities                                                  2.1             (4.8)           13.0
-----------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) investing activities                      (146.7)           172.9          (120.2)
-----------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES
 Dividends on common stock and preferred stock                            (108.3)           (13.4)          (59.6)
 Redemptions --
      Short-term debt                                                     (346.8)          (429.1)         (520.4)
      Long-term debt                                                      (273.2)          (268.4)         (765.4)
      Preferred stock                                                     (100.0)           (93.1)          (16.9)
 Issuances --
      Short-term debt                                                      477.2            249.6           700.1
      Long-term debt                                                       186.8                -           250.0
      Other financing activities                                            (5.5)              .8           (34.4)
-----------------------------------------------------------------------------------------------------------------
 Net cash used in financing activities                                    (169.8)          (553.6)         (446.6)
-----------------------------------------------------------------------------------------------------------------
 Net change in cash and cash equivalents                                    28.5               .6          (481.0)
 Cash and cash equivalents at beginning of year                             24.1             23.5           504.5
-----------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents at end of year                           $       52.6     $       24.1     $      23.5
-----------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.


ILLINOIS POWER COMPANY
C O N S O L I D A T E D   S T A T E M E N T S   O F   R E T A I N E D   E A R N I N G S


-----------------------------------------------------------------------------------------------------------------
                                                                                          (MILLIONS OF DOLLARS)
-----------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                           2001             2000          1999
Balance at beginning of year                                        $       175.7   $         54.7   $          -
Net income before dividends and carrying amount adjustment                  166.2            134.9          113.1
-----------------------------------------------------------------------------------------------------------------
                                                                            341.9            189.6          113.1
-----------------------------------------------------------------------------------------------------------------
Less-
           Dividends-
             Preferred stock                                                  8.3             13.9           19.3
             Common stock                                                   100.0                -           40.8
Plus-
           Carrying amount over consideration
              paid for redeemed preferred stock                                 -                -            1.7
-----------------------------------------------------------------------------------------------------------------
                                                                           (108.3)           (13.9)         (58.4)
-----------------------------------------------------------------------------------------------------------------
Balance at end of year                                              $       233.6   $        175.7   $       54.7
=================================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION   IP is an indirect wholly owned subsidiary of
Dynegy. All outstanding common equity of IP is held by its parent Illinova. IP is engaged in the transmission, distribution and sale of electric energy and distribution, transportation and sale of natural gas in the State of Illinois. The IP consolidated financial statements include the accounts of IP; Illinois Power Capital, L.P., a limited partnership in which IP serves as the general partner (inactive as of May 30, 2000); Illinois Power Financing I, a statutory business trust in which IP serves as sponsor (inactive as of September 30, 2001); Illinois Power Securitization Limited Liability Company ("LLC"), a special purpose Delaware limited liability company whose sole member is IP; Illinois Power Special Purpose Trust, a special purpose Delaware business trust whose sole owner is LLC; and Illinois Power Transmission Company LLC, a limited liability Delaware company that is not currently active. See "Note 9 - Long-Term Debt" and "Note 10 - Preferred Stock" for additional information.

     All significant intercompany balances and transactions have been eliminated from the consolidated financial statements. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management reviews its estimates, and any changes in facts and circumstances may result in revised estimates. Actual results could differ materially from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.

REGULATION   IP is regulated primarily by the ICC and the FERC and prepares its consolidated financial statements in accordance with FAS 71, "Accounting for the Effects of Certain Types of Regulation." Reporting under FAS 71 requires companies whose service obligations and prices are regulated to maintain balance sheet assets representing costs probable of recovery through inclusion in future rates. Concurrent with the December 1997 enactment of P.A. 90-561, legislation in the State of Illinois designed to introduce competition for electric generation service over a defined transition period, IP discontinued application of FAS 71 for its generating segment. See "Note 13 - Segments of Business" for additional information on IP's operating segments.

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

     Costs that would have been considered capital additions at Clinton were expensed in 1999 due to the 1998 impairment of Clinton-related assets. See "Note 3 - Clinton Impairment, Quasi-Reorganization and Sale of Clinton" for additional information.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION   The FERC Uniform System of
Accounts defines AFUDC as the net costs for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used. AFUDC is capitalized as a component of construction work in progress by those business segments applying the provisions of FAS 71. In 2001, 2000 and 1999, the pre-tax rate used for all construction projects was 4.8%, 6.8% and 5.5%, respectively. Although cash is not currently realized from AFUDC, it is realized through the ratemaking process over the service life of the related property through increased revenues resulting from a higher rate base and higher depreciation expense. In prior years, non-regulated business segments capitalized interest under the guidelines in FAS 34, "Capitalization of Interest Cost."

DEPRECIATION   For financial statement purposes, various classes of depreciable property are depreciated over their estimated useful lives by applying composite rates on a straight-line basis. Provisions for depreciation for electric plant facilities, as a percentage of the average depreciable cost, were 2.3%, 2.3% and 2.6% in 2001, 2000 and 1999, respectively. Provisions for depreciation of gas utility plant, as a percentage of the average depreciable cost, were 3.5% in 2001, 3.6% in 2000 and 3.5% in 1999.

REGULATORY ASSETS   Regulatory assets represent probable future revenues to IP associated with certain costs that are expected to be recovered from customers through the ratemaking process. Significant regulatory assets at December 31 are as follows:

------------------------------------------------------------------------------------------------------------
(MILLIONS OF DOLLARS)                                                                 2001            2000
------------------------------------------------------------------------------------------------------------

Transition period cost recovery                                                    $    225.4      $   272.8
Unamortized losses on reacquired debt                                              $     60.1      $    58.9
Manufactured-gas plant site cleanup costs                                          $     39.1      $    37.9
Clinton decommissioning cost recovery                                              $     11.7      $    15.5

TRANSITION PERIOD REGULATORY ASSET   The transition period cost recovery
regulatory asset is amortized over the stranded cost recovery period mandated by P.A. 90-561, which extends to 2006. The amount of amortization recorded in each period is based on the recovery of such costs from rate payers as measured by ROE. See "Note 3 - Clinton Impairment, Quasi-Reorganization and Sale of Clinton," and "Note 5 - Commitments and Contingencies" for additional information on the transition period cost recovery regulatory asset.

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

CLINTON DECOMMISSIONING REGULATORY ASSET   The regulatory asset for the probable
future collections from rate payers of decommissioning costs is amortized as the decommissioning costs are collected from rate payers. See "Note 3 - Clinton Impairment, Quasi-Reorganization and Sale of Clinton" for additional information.

REVENUE RECOGNITION AND ENERGY COST   Revenues for utility services are
recognized when services are provided to customers. As such, IP records revenue for services provided but not yet billed. Unbilled revenues represent the estimated amount customers will be billed for service delivered from the time meters were last read to the end of the accounting period.

     In 2001, 2000 and 1999, public utility and municipal utility taxes included in operating revenues were $19.4 million, $23.1 million and $23.0 million, respectively.

     The cost of gas purchased for resale is recovered from customers pursuant to the UGAC. Accordingly, allowable gas costs that are to be passed on to customers in a subsequent accounting period are deferred. The recovery of costs deferred under this clause is subject to review and approval by the ICC.

     UFAC elimination in 1998 prevents IP from automatically passing cost increases through to its customers and exposes IP to the risks and opportunities of cost fluctuations and operating efficiencies. Under UFAC, IP was subject to annual ICC audits of its actual allowable fuel costs. Costs could be disallowed, resulting in negotiations and/or litigation with the ICC. In 1998, IP agreed to settlements with the ICC that closed the audits for all previously disputed years. As a result of the settlements, IP electric customers received refunds totaling $15.1 million in the first quarter of 1999. These refunds completed the process of eliminating the UFAC at IP.

INCOME TAXES   IP provides deferred income taxes for the temporary differences in the tax and financial reporting bases of its assets and liabilities in accordance with FAS 109, "Accounting for Income Taxes." The temporary differences relate principally to net utility plant in service and depreciation.

     ITCs used to reduce federal income taxes have been deferred and are being amortized to income over the service life of the property that gave rise to the credits.

     IP is included in the consolidated federal income tax and combined state tax returns of Dynegy in 2001 and 2000, and Illinova in 1999. Under Dynegy's income tax allocation agreement, IP calculates its own tax liability and reimburses Dynegy for such amount. Under Illinova's income tax allocation agreement, each subsidiary calculated its own tax liability and reimbursed Illinova for such amount. See "Note 8 - Income Taxes" for additional discussion.

PREFERRED DIVIDEND REQUIREMENTS   Preferred dividend requirements of IP
reflected in the Consolidated Statements of Income are recorded on the accrual basis.

CONSOLIDATED STATEMENTS OF CASH FLOWS   Cash and cash equivalents include cash
on hand and temporary investments purchased with an initial maturity of three months or less. A portion of the cash on hand at December 31, 2001 and 2000 is restricted; it is unavailable for general purpose cash needs. This cash is reserved for use in paying off the Transitional Funding Trust Notes issued under the provisions of P.A. 90-561. See "Note 9 - Long-Term Debt" for additional discussion of the Transitional Funding Trust Notes. The amount of restricted cash was $11.3 million at December 31, 2001 and $12.5 million at December 31, 2000.

   Income taxes and interest paid are as follows:

(MILLIONS OF DOLLARS)
--------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                             2001            2000               1999
--------------------------------------------------------------------------------------------------------------

Income taxes                                                       $ 116.4          $     -            $     -
Interest                                                           $ 121.1          $ 139.7            $ 168.1

     Non-cash investing activities during 1999 include the receipt of a $2.8 billion note receivable in conjunction with the transfer of the wholly owned fossil generating assets to Illinova. See "Note 4 - Related Parties" for more information. There were no material non-cash investing or financing activities in 2001 and 2000. There were no other material non-cash financing activities in 1999.

ACCOUNTING PRONOUNCEMENTS   Implementation of the quasi-reorganization in 1998
required the adoption of any accounting standards that had not yet been adopted because their required implementation date had not occurred. All applicable accounting standards were adopted as of December 1998 including FAS 133. In 1999, hedge accounting was not applied, and unrealized gains and losses are shown net in the Consolidated Statements of Income. IP recorded realized gains and losses as components of operating revenues and operating expenses in the Consolidated Statements of Income. During 2001 and 2000, all of IP's purchase contracts qualified for the normal purchase and sale exemption within FAS 133 and, therefore, IP accounted for such contracts under the accrual method. IP had no other derivative instruments qualifying under FAS 133.

     In June 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations." FAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. FAS 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. IP is evaluating the future financial effects of adopting FAS 143 and expects to adopt the standard effective January 1, 2003.

     In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The objective of FAS 144 is to establish one accounting model for long-lived assets to be disposed of by sale as well as resolve implementation issues related to FAS 121. IP's adoption of FAS 144 on January 1, 2002 did not have any impact on IP's financial position or results of operations.

EMPLOYEE STOCK OPTIONS   As permitted by FAS 123, IP applies the provisions of
Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations in accounting for its stock compensation plans. Accordingly, compensation expense is not recognized for stock options unless the options were granted at an exercise price lower than the market value on the grant date. If the options were granted at an exercise price lower than the market value on the grant date, the compensation expense is recognized over the vesting period. Additionally, in 2001, a charge of $.6 million was incurred and recorded as compensation expense due to the extension of the exercise period and the acceleration of vesting for certain stock options due to the early retirement and severance components of the corporate reorganization as more fully discussed in "Note 2 - Business Combination and Reorganization." See "Note 11 - Common Stock and Retained Earnings" for additional information.

NOTE 2 - BUSINESS COMBINATION AND REORGANIZATION

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

     As part of the merger, severance and early retirement costs of $31.0 million ($18.6 million after-tax) were recorded in 2000. Severance charges represented approximately $19.8 million ($11.9 million after-tax) of the total costs incurred. As a result of the merger, 284 employees were either severed or have retired. The severance/retirement plan was executed pursuant to IP's plan and related actions were substantially complete at December 31, 2000.

     IP implemented a corporate restructuring in November 2001 that affected departments throughout the organization. As part of the restructuring, severance and early retirement costs of $15.3 million ($9.2 million after-tax) were recorded in 2001. Severance charges represented approximately $5.3 million ($3.2 million after-tax) of the total costs incurred, of which $.2 million had been paid by the end of the year. As of December 31, 2001, 75 employees were either severed or have elected early retirement as a result of the restructuring. An additional 27 employees who have already been notified will be severed or retire by the end of 2002. The severance/retirement plan is being executed pursuant to IP's plan and related actions are expected to be substantially completed by December 31, 2002.

NOTE 3 - CLINTON IMPAIRMENT, QUASI-REORGANIZATION AND SALE OF CLINTON

In December 1998, IP's Board of Directors decided to exit Clinton operations, resulting in an impairment of Clinton-related assets and the accrual of exit-related costs. Concurrent with the decision to exit Clinton, IP's Board of Directors also decided to effect a quasi-reorganization, whereby IP's consolidated accumulated deficit in retained earnings at December 31, 1998 was eliminated. On December 15, 1999, IP sold Clinton to AmerGen. The sale resulted in revisions to the impairment of Clinton-related assets and the previously accrued exit-related costs. All such revisions were made directly to the common stock equity account in the balance sheet.

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

EARLY ADOPTION OF ACCOUNTING PRONOUNCEMENTS   As part of the
quasi-reorganization, IP was required to adopt all existing accounting pronouncements. The effect of adopting the accounting pronouncements was recognized as a direct charge to retained earnings in 1998.

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

   A summary of consolidated retained earnings and the effects of the Clinton impairment and quasi-reorganization on the retained earnings balance follows:

(MILLIONS OF DOLLARS)
-----------------------------------------------------------------------------------------------
Retained earnings (deficit) at December 31, 1998, prior to Clinton
  impairment and quasi-reorganization                                               $     (42.2)
-----------------------------------------------------------------------------------------------
Clinton impairment (charged)/credited to earnings:
         Clinton plant, nuclear fuel, and materials and supplies                       (2,594.4)
         Decommissioning costs, net of regulatory asset                                  (414.3)
         Other exit costs                                                                (115.5)
         Transition period cost recovery                                                  457.3
         Income taxes                                                                   1,143.2
-----------------------------------------------------------------------------------------------
Total Clinton impairment                                                               (1,523.7)
-----------------------------------------------------------------------------------------------
Accumulated deficit in retained earnings                                               (1,565.9)
-----------------------------------------------------------------------------------------------
Quasi-reorganization (charged)/credited to retained earnings:
         Generation assets fair value adjustment                                        2,235.3
         Mandatorily redeemable preferred stock and
           long-term debt fair value adjustment                                           (27.3)
         Early adoption of accounting pronouncements                                       (7.3)
         Income taxes                                                                    (873.5)
-----------------------------------------------------------------------------------------------
Total quasi-reorganization                                                              1,327.2
-----------------------------------------------------------------------------------------------
Retained earnings deficit at December 31, 1998                                           (238.7)
Transfer from common stock equity                                                         238.7
-----------------------------------------------------------------------------------------------
Retained earnings balance at December 31, 1998, after
   quasi-reorganization                                                             $         -
-----------------------------------------------------------------------------------------------

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

DECOMMISSIONING COSTS AND DECOMMISSIONING REGULATORY ASSET

-----------------------------------------------------------------------------------------------------------
DECOMMISSIONING COSTS (MILLIONS OF DOLLARS)                                         2001           2000
-----------------------------------------------------------------------------------------------------------

Accrual balance, beginning of period                                            $      19.9    $       24.9
 Cash payments                                                                         (5.0)           (5.0)
                                                                                ---------------------------
Accrual balance, end of period                                                  $      14.9    $       19.9
                                                                                ---------------------------

     As a result of the sale, AmerGen has assumed responsibility for operating and ultimately decommissioning Clinton. However, IP was required to transfer its decommissioning trust funds in the amount of $98.5 million to AmerGen on the sale closing date and to make an additional payment of $113.4 million to the decommissioning trust funds. In addition, IP agreed to make five annual payments of approximately $5.0 million through 2004 to the decommissioning trust funds, of which two payments have been made through December 2001. The reduction in the decommissioning liability was $330.6 million. IP also reversed comprehensive income of $6.2 million, which had been recorded on the decommissioning trust funds. The accrual balances for decommissioning costs at December 31, 2001 and 2000 are $14.9 million and $19.9 million, respectively, of which $5.0 million is included in other current liabilities at December 31, 2001 and 2000 and $9.9 million and $14.9 million are included in other deferred credits at December 31, 2001 and 2000, respectively, in the accompanying consolidated balance sheet.

     In November 1999, the ICC allowed for continued recovery of decommissioning costs associated with Clinton after the sale to AmerGen. IP adjusted the regulatory asset for probable future collections from IP's customers of decommissioning costs to reflect the ICC's limitation on recovery of such costs to an amount corresponding to approximately 75% of IP's future payment responsibility for decommissioning costs under the asset sale agreement. At December 31, 2001 and 2000, the regulatory asset balances were $11.7 million and $15.5 million, respectively. See "Note 1 - Summary of Significant Accounting Policies" for additional information.

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

     The following table summarizes the accruals that IP recorded in December 1998 and December 1999, adjustments to the accruals, cash payments, and the balances of the accruals at December 31, 1999 by income statement line item in which the costs would have otherwise been recognized:


                                            Accrual                                                     Accrual
                                          Balances at          1999          Other        Cash        Balances at
(MILLIONS OF DOLLARS)                  December 31, 1998     Accruals     Adjustments   Payments   December 31, 1999
--------------------------------------------------------------------------------------------------------------------
Other operating expenses
        Contract termination costs      $         7.1        $       -     $   (7.1)    $     -      $           -
        Transition costs from
        operating
           mode to decommissioning mode          76.9                -        (76.9)          -                  -
        Employee severance costs                 42.7                -        (37.1)       (5.6)                 -
        Pension curtailment benefits*           (11.9)               -         (7.1)          -              (19.0)
        Other postretirement benefits*             .7                -          (.9)          -                (.2)
------------------------------------------------------------------------------------------------------------------
                                        $       115.5        $       -     $ (129.1)    $  (5.6)     $       (19.2)
------------------------------------------------------------------------------------------------------------------

*These amounts are included in the curtailment gain in "Note 12 - Employee Compensation, Savings and Pension Plans."

POWER PURCHASE AGREEMENT COSTS

---------------------------------------------------------------------------------------
POWER PURCHASE AGREEMENT COSTS (MILLIONS OF DOLLARS)             2001          2000
---------------------------------------------------------------------------------------

Accrual balance, beginning of period                         $   118.0     $      145.0
   Amortization                                                  (30.5)           (27.0)
                                                             --------------------------
Accrual balance, end of period                               $    87.5     $      118.0
                                                             --------------------------

     The Clinton sale was contingent on IP signing a PPA with AmerGen. The PPA requires that IP purchase at least 75% of Clinton's output over the 5-year life of the agreement at fixed prices that exceed current and projected wholesale prices. Therefore, IP accrued $145.0 million for the premium that IP estimates it is paying over the life of the agreement, which will be amortized based on the energy purchased from AmerGen. At December 31, 2001 and 2000, $27.4 million and $30.0 million, respectively, are included in other current liabilities and $60.1 million and $88.0 million, respectively, are included in other deferred credits in the accompanying consolidated balance sheet.

TRANSITION PERIOD COST RECOVERY   If IP had known at December 31, 1998 that the
Clinton exit would ultimately be concluded as a sale transaction, the impairment loss would have been lower and IP would have recorded a lower transition period cost recovery regulatory asset. Accordingly, as a result of the adjustments which decreased the accruals and the impairment loss, IP reduced its transition period cost recovery regulatory asset by $115.9 million to $341.4 million. The transition period cost recovery asset amortization was $47.4 million in 2001, $47.5 million in 2000, and $21.1 million in 1999.

NOTE 4 - RELATED PARTIES

Effective October 1, 1999, IP transferred its wholly owned fossil generating assets and other generation-related assets and liabilities at net book value to Illinova in exchange for an unsecured note receivable of approximately $2.8 billion. Such assets were subsequently contributed by Illinova to IPMI, which was later renamed DMG. Effective August 31, 2001, approximately $9.3 million of additional fossil generation-related assets were transferred to Illinova and the unsecured note receivable was adjusted accordingly. The note matures on September 30, 2009 and bears interest at an annual rate of 7.5%, due semiannually in April and October. In the fourth quarter of 2001, Illinova accelerated the payment of accrued interest on the note receivable for the three months ended December 31, 2001 in the amount of $42.6 million. At December 31, 2001, principal outstanding under the note receivable approximated $2.3 billion with no accrued interest. At December 31, 2000, principal and accrued interest outstanding under the note receivable approximated $2.3 billion and $42.4 million, respectively. IP has recognized $169.9 million interest income from Illinova on the note in 2001, $174.9 million in 2000 and $51.0 million in 1999.

     IP routinely conducts business with other subsidiaries of Dynegy. These transactions include the purchase or sale of electricity, natural gas and transmission services as well as certain other services. Operating revenue derived from transactions with affiliates approximated $32.1 million for 2001 and $39.6 million for 2000. Aggregate operating expenses charged by affiliates in 2001 approximated $526.6 million, including $459.7 million for power purchased. Aggregate operating expenses charged by affiliates in 2000 approximated $628.0 million, including $557.9 million for power purchased. Management believes that related party transactions have been conducted at prices and terms similar to those available to and transacted with unrelated parties.

     IP has a PPA with DMG that provides IP the right to purchase power from DMG for a primary term extending through December 31, 2004. This right to purchase power qualifies under the normal purchase and sale exemption with FAS 133 and, therefore, IP has accounted for the PPA under the accrual method. The primary term may be extended on an annual basis, subject to concurrence by both parties. The PPA defines the terms and conditions under which DMG provides power and energy to IP using a tiered pricing structure. The agreement requires IP to compensate the affiliate for capacity charges over the next three years at a total contract cost of $974.7 million. With this arrangement, IP believes it has provided adequate power supply for expected IP load plus a reserve supply above that expected level. Should power acquired under this agreement be insufficient to meet IP load requirements, IP will have to buy power at current market prices. The PPA obligates DMG to provide power up to the reservation amount even if DMG has individual units unavailable at various times.

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

COMMITMENTS   IP has contracts on six interstate pipeline companies for firm transportation and storage services for natural gas. These contracts have varying expiration dates ranging from 2002 to 2008, for a total cost of $82.4 million. IP also enters into obligations for the reservation of natural gas supply. These obligations generally range in duration from one to five months, and require IP to reimburse capacity charges. The cost of the agreements is $34.7 million. Total natural gas purchased was approximately $296 million in 2001 and 2000, and $164 million in 1999. The cost associated with these contracts are a component of IP's revenue requirements under its rate-making process. IP anticipates that all gas-related costs will be recoverable under IP's UGAC.

UTILITY EARNINGS CAP   P.A. 90-561 contains floor and ceiling provisions
applicable to IP's ROE during the mandatory transition period ending in 2004. Pursuant to these provisions, IP may request an increase in its base rates if the two-year average of its earned ROE is below the two-year average of the monthly average yields of 30-year U.S. Treasury bonds for the concurrent period ("Treasury Yield"). Conversely, IP is required to refund amounts to its customers equal to 50% of the value earned above a defined "ceiling limit." The ceiling limit is exceeded if IP's ROE exceeds the Treasury Yield, plus 6.5% in 2001 through 2004 (which increases to 8.5% in 2001 through 2004 if IP chooses not to implement transition charges after 2006). Regulatory asset amortization is included in the calculation of ROE for the ceiling test but is not included in the calculation of ROE for the floor test. During 2001, IP's two-year average ROE was within the allowable ROE collar, avoiding adjustments or customer refunds. Although the U.S. Treasury recently announced that 30-year U.S. Treasury bonds will no longer be issued, the ROE floor and ceiling provisions continue to be measured against the yields of outstanding 30-year U.S. Treasury bonds.

NUCLEAR DECOMMISSIONING COSTS   See "Note 3 - Clinton Impairment,
Quasi-Reorganization and Sale of Clinton" for additional information on the sale of Clinton Power Station.

ENVIRONMENTAL MATTERS
U.S. ENVIRONMENTAL PROTECTION AGENCY COMPLAINT   On November 3, 1999, the United
States Environmental Protection Agency ("EPA") issued a Notice of Violation ("NOV") against IP and, with the Department of Justice ("DOJ"), filed a complaint against IP in the U.S. District Court for the Southern District of Illinois, No. 99C833. Subsequently, the DOJ and EPA amended the NOV and complaint to include IPMI (now known as DMG) (IP and DMG collectively the "Defendants"). Similar notices and lawsuits have been filed against a number of other utilities. Both the NOV and complaint allege violations of the Clean Air Act (the "Act") and regulations thereunder. More specifically, both allege, based on the same events, that certain equipment repairs, replacements and maintenance activities at the Defendants' three Baldwin Station generating units constituted "major modifications" under the Prevention of Significant Deterioration ("PSD") regulations and/or the New Source Performance Standards regulations. When such activities occur and they are not otherwise exempt the Act and related regulations generally require that generating facilities meet more stringent emissions standards, which may entail the installation of potentially costly pollution control equipment. The DOJ amended its complaint to assert the claims found in the NOV. The Defendants filed an answer denying all claims and asserting various specific defenses. By order dated October 19, 2001, a trial date of February 11, 2003 has been set. The initial trial is limited to determining whether a violation occurred.

     The regulations under the Act provide certain exemptions from the applicability of these provisions particularly an exemption for routine repair, replacement or maintenance. The Company has analyzed each of the activities covered by the EPA's allegations and believes each activity represents prudent practice regularly performed throughout the utility industry as necessary to maintain the operational efficiency and safety of equipment. As such, the Company believes that each of these activities is covered by the exemption for routine repair, replacement and maintenance and that the EPA is changing, or attempting to change, through enforcement actions, the intent and meaning of its regulations. The Company also believes that, even if some of the activities in question were found not to qualify for the routine exemptions, the Act and regulations also require that the activities cause certain levels of increases in emissions and there were no such increases either in annual emissions or in the maximum hourly emissions achievable at any of the units caused by any of the activities. The regulations include exemptions for increased hours of operation or production rate and the PSD regulations exclude increases in emissions resulting from demand growth. None of the Defendants' other facilities are covered in the complaint and NOV, but the EPA has officially requested information concerning activities at the Defendants' Vermilion, Wood River and Hennepin Plants. It is possible that the EPA will eventually commence enforcement actions against those plants as well. The asset(s) subject to the complaint are part of the consolidated assets of Dynegy.

     The EPA has the authority to seek penalties for the alleged violations in question at the rate of up to $27,500 per day for each violation. The EPA may also seek installation of the "best available control technology" (or the equivalent) at the Baldwin Station, and possibly at the Vermilion, Wood River and Hennepin Plants if the EPA successfully prosecutes enforcement actions against those plants.

     The National Energy Policy Report issued in May 2001 by the National Energy Policy Development Group recommended that the EPA Administrator examine the new source review regulations, including the PSD regulations, and report to the President within 90 days on the impact of new source review on investment in new utility and refinery generation capacity, energy efficiency and environmental protection. The report also recommended that the Attorney General review existing enforcement actions regarding new source review to ensure that the enforcement actions are consistent with the Act and its regulations. The EPA Administrator announced in August 2001 that the review would be completed in September 2001. The events of September 11, 2001 have resulted in further delay of the review, which remains ongoing. The DOJ issued its report concerning the existing enforcement actions on January 15, 2002. The report concluded that the EPA has a reasonable legal basis for proceeding with the cases.

     Tampa Electric Company ("TECO") and the government agreed to a Consent Decree to resolve the similar case brought against TECO and that Consent Decree was entered by the court hearing that case in 2000. Two other utilities, Virginia Power and Cinergy, reached agreements in principle with the United States in 2000 concerning their possible liability for similar alleged violations, but these agreements have still not been finalized. Additionally, PSEG Fossil LLC entered into a consent decree in January 2002 to resolve similar claims. Generally, the TECO Consent Decree and the settlements and agreements in principle would require the utilities to pay civil fines; fund various environmental projects; reduce nitrogen oxides, sulfur oxides, particulate matter and mercury emissions through the installation of pollution control devices over periods extending through 2012 to 2013; and forfeit certain emission allowances.

     The Company believes the allegations are without merit and will vigorously defend against these claims. In the opinion of management, although significant capital expenditures could be required, the amount of ultimate liability with respect to this action will not have a material adverse effect on the financial position or results of operations of the Company.

MANUFACTURED-GAS PLANTS   IP previously operated two dozen sites at which
synthetic gas was manufactured from coal. Operation of these MGP sites was generally discontinued in the 1950s when natural gas became available from interstate gas transmission pipelines. Many of these MGP sites were contaminated with residues from the gas manufacturing process. Although IP estimates its liability for MGP site remediation to be approximately $53 million for its remaining 22 MGP sites, because of the unknown and unique characteristics at each site, IP cannot currently determine its ultimate liability for remediation of the sites. In October 1995, IP initiated litigation against a number of its insurance carriers. Settlement proceeds recovered from these carriers offset a portion of the estimated MGP remediation costs and are credited to customers through the tariff rider mechanism that the ICC previously approved. Cleanup costs in excess of insurance proceeds are considered probable of recovery from IP's electric and gas customers.

P.A. 90-561 - INDEPENDENT SYSTEM OPERATOR PARTICIPATION   Participation in an
ISO by utilities serving retail customers in Illinois was one of the requirements included in P.A. 90-561. Effective on July 1, 2001, the ISO requirements of P.A. 90-561 were amended by P.A. 92-12 to provide that a regional transmission organization ("RTO") created under the rules of the FERC shall be considered to be the functional equivalent of an ISO. An electric utility shall be deemed to meet its obligation to participate in an ISO through membership in a RTO that fulfills the requirements of an ISO as set forth in P.A. 90-561.

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

     On August 21, 2001, IP and seven of the transmission owners comprising the Alliance Companies proposing to form the Alliance RTO entered into a letter of intent with National Grid, USA pursuant to which National Grid would serve as the Alliance RTO's managing member for a period of seven years. Pursuant to the letter of intent, National Grid was required to obtain a determination from the FERC that it is a non-market participant. On August 27, 2001, IP, in coordination with the other Alliance Companies, filed the terms of the transaction with the FERC as the proposed business and independence plan for the Alliance RTO. On October 31, 2001, IP and the other Alliance Companies completed negotiations with National Grid regarding the definitive agreements necessary to complete the transaction. On November 1, 2001, the Alliance Companies filed the definitive agreements with the FERC for approval.

     The proposed business and independence plan and the definitive agreements provided that the Alliance RTO would own transmission facilities divested by transmission owners in exchange for passive ownership interests in the Alliance RTO or partially for cash. Alternatively, the Alliance RTO would enter into seven-year operating agreements to functionally control the transmission facilities of transmission owners that elect not to divest. Non-divesting transmission owners would maintain the physical operations of their transmission facilities.

     As proposed to the FERC by the Alliance Companies, National Grid, as a non-market participant, would operate the Alliance RTO's transmission facilities as a for-profit corporation and receive a management fee of $14 million, a fixed rate of return on its investment in the Alliance RTO, reimbursement of its operating and maintenance expenditures and an opportunity to earn incentive compensation. In return, National Grid would be required to contribute $1 billion to the Alliance RTO by 2005, $75 million of which would be used to reimburse members for start-up costs and an additional $75 million of which would be used to fund capital expenditures for future system costs. The remaining $850 million would be used to purchase transmission assets and for transmission expansions.

     In an order issued on December 20, 2001, the FERC reversed its previous findings that the Alliance RTO had sufficient scope under Order No. 2000 and stated that it could not approve the Alliance RTO as a RTO because it fails to meet the characteristics specified in Order No. 2000. The FERC further directed the Alliance Companies to explore how their business plan, including the participation of National Grid, could be accommodated within the MISO. In addition, the FERC directed the Alliance Companies to file a statement of their plans to join a RTO, including the timeframe, within 60 days of the date of the order. In a separate order issued on December 20, 2001, the FERC found that National Grid is a non-market participant subject to the fulfillment of certain commitments and subsequent review by the FERC of National Grid's role with regard to the possible participation of the Alliance Companies in the MISO.

     On January 8, 2002, the Alliance Companies and National Grid commenced substantive discussions with the MISO as directed by the FERC. In addition, the Alliance Companies continue to consider other opportunities for participation in a RTO. On February 19, 2002, IP, in conjuction with the Alliance companies, filed a report with the FERC stating that Alliance has been in discussions with both MISO and PJM Interconnection LLC, but has been unable to reach agreement.

OTHER
LEGAL PROCEEDINGS   IP is involved in legal or administrative proceedings before various courts and agencies with respect to matters occurring in the ordinary course of business. Management believes that the final disposition of these proceedings will not have a material adverse effect on the consolidated financial position or the results of operations.

ACCOUNTS RECEIVABLE   IP sells electric energy and natural gas to residential,
commercial, and industrial customers throughout Illinois. At December 31, 2001, 55%, 28% and 17% of "Accounts receivable - Service" were from residential, commercial and industrial customers, respectively. IP maintains reserves for potential credit losses and such losses have been within management's expectations. The allowance for doubtful accounts remained at $5.5 million in 2001.

OPERATING LEASES   Minimum commitments in connection with operating leases at
December 31, 2001, were as follows: 2002 - $.8 million; 2003 through 2006 - $.7 million annually; and thereafter $2.2 million. These operating lease payments primarily relate to IP's material distribution facility, which is a commercial property lease for IP's storage warehouse.

     IP has a lease/sublease agreement on four gas turbines located at the Tilton site which is not reflected in the above lease commitments. IP entered into the five-year operating lease beginning in September 1999, with the option for renewal for two additional years. Beginning in October 1999, IP subsequently sublet the turbines to DMG. IP is providing a minimum residual value guarantee on the lease of approximately $69.6 million. At the expiration of the lease agreement, IP has the option to purchase the gas turbines. If IP does not purchase the turbines, the turbines would be sold, and any shortfall of the sale proceeds would be paid by IP.

NOTE 6 - REVOLVING CREDIT FACILITIES, LETTERS OF CREDIT AND SHORT-TERM LOANS

IP has a revolving credit agreement in the amount of $300.0 million, which matures in May 2002. This bank commitment supports the amount of commercial paper outstanding at any time and provides funds for working capital needs and other general corporate purposes. IP pays facility fees of .125% on the revolving credit agreement, regardless of usage. At December 31, 2001 and 2000, IP had $38.2 million and $147.8 million of commercial paper outstanding, respectively. At December 31, 2001, IP had $240.0 million outstanding under the revolving credit agreement. The interest rate on borrowings under the revolving credit agreement is generally at a Eurodollar rate plus a margin that is determined based on IP's senior unsecured long-term debt rating. If greater than 25% of the aggregate commitment is utilized, this margin will be increased by ..125%.

----------------------------------------------------------------------------------------------------------------
(MILLIONS OF DOLLARS, EXCEPT RATES)                                                  2001                2000
----------------------------------------------------------------------------------------------------------------
Short-term borrowings at December 31,                                             $   278.2            $  147.8
Weighted average interest rate at December 31,                                          2.8%                8.0%
Maximum amount outstanding at any month end                                        $  278.2            $  335.0
Average daily borrowings outstanding during the year                               $  216.0            $  136.5
Weighted average interest rate during the year                                          4.4%                6.4%

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

NOTE 8 - INCOME TAXES

Deferred tax assets and liabilities were comprised of the following:

                                                                               (MILLIONS OF DOLLARS)
----------------------------------------------------------------------------------------------------
Balances as of December 31,                                              2001                   2000
----------------------------------------------------------------------------------------------------
Deferred tax assets
----------------------------------------------------------------------------------------------------
Current -
     Misc. book/tax recognition differences                        $     23.9             $     23.4
----------------------------------------------------------------------------------------------------

Noncurrent -
     Depreciation and other property related                             44.8                   42.4
     Alternative minimum tax                                             15.8                   50.9
     Unamortized investment tax credit                                   12.6                   13.2
     Misc. book/tax recognition differences                              59.5                   82.8
----------------------------------------------------------------------------------------------------
                                                                        132.7                  189.3
----------------------------------------------------------------------------------------------------
     Total deferred tax assets                                     $    156.6             $    212.7
====================================================================================================
Deferred tax liabilities
----------------------------------------------------------------------------------------------------

Current -
     Misc. book/tax recognition differences                        $      6.8             $     20.7
----------------------------------------------------------------------------------------------------

Noncurrent -
     Depreciation and other property related                          1,099.0                1,152.1
     Misc. book/tax recognition differences                             120.3                  143.6
----------------------------------------------------------------------------------------------------
                                                                      1,219.3                1,295.7
----------------------------------------------------------------------------------------------------
        Total deferred tax liabilities                             $  1,226.1             $  1,316.4
====================================================================================================

Income taxes included in the Consolidated Statements of Income consist of the following components:

                                                                         (MILLIONS OF DOLLARS)
-----------------------------------------------------------------------------------------------------
Years Ended December 31,                                              2001           2000        1999
-----------------------------------------------------------------------------------------------------
Current taxes -

  Included in operating
    expenses and taxes                                          $     15.9   $     (102.7)  $    47.6
  Included in other income
    and deductions                                                   129.8          131.7      (134.9)
-----------------------------------------------------------------------------------------------------
    Total current taxes                                              145.7           29.0       (87.3)
-----------------------------------------------------------------------------------------------------

Deferred taxes -

  Included in operating
    expenses and taxes
      Property related differences                                     7.8            9.9        11.1
      Alternative minimum tax                                         35.1          104.0       (24.1)
      Gain/loss on reacquired debt                                     3.5           (1.6)        4.9
      Clinton power purchase agreement costs                          12.1           10.7           -
      Transition period cost recovery                                (18.8)         (18.8)       (8.4)
      Uniform gas adjustment clause                                  (14.6)          17.4         (.2)
      Misc. book/tax recognition differences                            .5           (4.7)       24.7

  Included in other income
   and deductions
    Property related differences                                     (57.3)         (64.7)      149.7
    Misc. book/tax recognition differences                             4.1            3.1         2.1
-------------------------------------------------------------------------------------------------------
    Total deferred taxes                                             (27.6)          55.3       159.8
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
Deferred investment tax credit - net
  Included in operating expenses and taxes                             (.9)          (1.0)       (1.2)
------------------------------------------------------------------------------------------------------

Total income taxes                                              $    117.2   $       83.3   $    71.3
=====================================================================================================

   Note: For the years ended December 31, 2001, 2000 and 1999, income tax expenses in the amount of $76.6 million, $70.1 million and $16.9 million, respectively, are reported in Miscellaneous-net in the accompanying Consolidated Statements of Income. Other tax expenses for the years ended December 31, 2001, 2000 and 1999 are reported as separate components on the accompanying Consolidated Statements of Income.

     The reconciliations of income tax expense to amounts computed by applying the statutory tax rate to reported pretax income from continuing operations for the period are set-out below:

                                                                                (MILLIONS OF DOLLARS)
-----------------------------------------------------------------------------------------------------------
Years Ended December 31,                                              2001           2000        1999
-----------------------------------------------------------------------------------------------------------
Income tax expense at the
  federal statutory tax rate                                    $     99.2   $       76.4   $    64.5
Increases / (decreases) in taxes
  resulting from -
     State taxes, net of federal effect                               13.2           10.2         8.6
     Investment tax credit amortization                                (.9)          (1.0)       (1.2)
     Depreciation not normalized                                       4.4            3.5         2.0
     Interest expense on preferred securities                         (2.4)          (4.6)       (6.7)
     Other - net                                                       3.7           (1.2)        4.1

-----------------------------------------------------------------------------------------------------------
Total income taxes from continuing operations                   $    117.2   $       83.3   $    71.3
===========================================================================================================

     Combined federal and state effective income tax rates were 41.4%, 38.2% and 38.7% for the years 2001, 2000 and 1999, respectively.

     IP is included in the consolidated federal income tax and unitary state tax returns of Dynegy in 2001 and 2000, and Illinova in 1999. Under IP's income tax allocation agreement with Dynegy in 2001 and 2000, and Illinova in 1999, IP calculates its own tax liability and reimburses Dynegy and Illinova for such amount.

     IP is subject to the Alternative Minimum Tax and has an Alternative Minimum Tax credit carryforward at December 31, 2001 of approximately $15.8 million. This credit can be carried forward indefinitely to offset future regular income tax liabilities in excess of the tentative minimum tax. IP expects to use the Alternative Minimum Tax credit carryforward of $15.8 million in 2002.

     In 2001 the Internal Revenue Service undertook a limited review of Illinova's consolidated federal income tax returns for the years 1998 and 1999. This review is in the early stages and is not expected to have a material adverse effect on Illinova's consolidated financial position or results of operations.

NOTE 9 - LONG-TERM DEBT

                                                                                               (MILLIONS OF DOLLARS)
-------------------------------------------------------------------------------------------------------------------
December 31,                                                                        2001                   2000
-------------------------------------------------------------------------------------------------------------------
Mortgage bonds--
   6.25%   series due 2002                                                      $      95.7            $       95.7
   6.0%    series due 2003                                                             90.0                    90.0
   6 1/2%  series due 2003                                                            100.0                   100.0
   6 3/4%  series due 2005                                                             70.0                    70.0
   7.5%    series due 2009                                                            250.0                   250.0
   5.70%   series due 2024 (Pollution Control Series U)                                35.6                    35.6
   7.40%   series due 2024 (Pollution Control Series V)                                84.1                    84.1
   7 1/2%  series due 2025                                                             65.6                    65.6
   5.40%   series due 2028 (Pollution Control Series S)                                18.7                    18.7
   5.40%   series due 2028 (Pollution Control Series T)                                33.8                    33.8
   Adjustable rate series due 2028
      (Pollution Control Series M, N, and O)                                              -                   111.8
   Adjustable rate series due 2032
      (Pollution Control Series P, Q, and R)                                          150.0                   150.0
   Adjustable rate series due 2028 (Series W)                                         111.8                       -
   Adjustable rate series due 2017 (Series X)                                          75.0                       -
-------------------------------------------------------------------------------------------------------------------
   Total mortgage bonds                                                             1,180.3                 1,105.3
-------------------------------------------------------------------------------------------------------------------
Transitional Funding Trust Notes--
   5.26% due 2001                                                                         -                    37.2
   5.31% due 2002                                                                      30.8                    80.0
   5.34% due 2003                                                                      85.0                    85.0
   5.38% due 2005                                                                     175.0                   175.0
   5.54% due 2007                                                                     175.0                   175.0
   5.65% due 2008                                                                     139.0                   139.0
-------------------------------------------------------------------------------------------------------------------
   Total transitional funding trust notes                                             604.8                   691.2
-------------------------------------------------------------------------------------------------------------------
Variable rate long-term debt due 2017                                                     -                    75.0
-------------------------------------------------------------------------------------------------------------------
                                                                                    1,785.1                 1,871.5
Adjustment to fair value                                                                9.6                    10.5
Unamortized discount on debt                                                           (7.0)                   (8.0)
-------------------------------------------------------------------------------------------------------------------
                                                                                    1,787.7                 1,874.0
Long-term debt maturing within one year                                              (182.1)                  (86.4)
-------------------------------------------------------------------------------------------------------------------
     Total long-term debt                                                       $   1,605.6            $    1,787.6
-------------------------------------------------------------------------------------------------------------------

In the above table, the "adjustment to fair value" is the total adjustment of debt to fair value in the quasi-reorganization. The adjustments to the fair value of each debt series are being amortized over its remaining life to interest expense.

     During May 2001, IP issued adjustable rate bonds series W due 2028 for $111.8 million and series X due 2017 for $75.0 million. During June 2001, IP used the proceeds from these issuances to repurchase $111.8 million of adjustable rate series mortgage bonds due 2028 and $75.0 million of variable rate long-term debt due 2017.

     For the years 2002, 2003, 2004, 2005 and 2006, IP has long-term debt maturities, excluding the Transitional Funding Trust Notes (the "Notes"), in the aggregate of (in millions) $95.7, $190.0, $.0, $70.0 and $.0, respectively.

     In December 1998, IPSPT issued $864 million of Transitional Funding Trust Notes as allowed under the Illinois Electric Utility Transition Funding Law in P.A. 90-561. As of December 31, 2001, IP has used $790.3 million of the funds to repurchase outstanding debt obligations, $13.6 million to repurchase preferred stock, $49.3 million to repurchase 2.3 million shares of IP's common stock owned by Illinova and $10.8 million for issuance expenses. In accordance with the Transitional Funding Securitization Financing Agreement, IP must designate a percentage of the cash received from customer billings to fund payment of the Transitional Funding Trust Notes. The amounts received are remitted to IPSPT and are restricted for the sole purpose of paying down such Notes. During 2001, IP paid down the Notes by $86.4 million with cash from IPSPT. IP estimates they will continue to pay down such Notes ratably through 2008. At December 31, 2001, $86.4 million of the Transitional Funding Trust Notes are classified as long-term debt maturing within one year.

     At December 31, 2001 and 2000, the aggregate total of unamortized debt expense and unamortized loss on reacquired debt was approximately $80.4 million and $82.6 million, respectively. These amounts are included in the Consolidated Balance Sheets under "Other Deferred Charges."

     The remaining balance of net bondable additions at December 31, 2001 and 2000, was approximately $652 million and $431 million, respectively.

     IP has one standby bond purchase facility in the aggregate principal amount of $150.0 million along with one-month's interest of $1.7 million, which provides a backstop to the short-term remarketing of its variable rate bonds. The facility relates to IP's Pollution Control Series P, Q, R bonds. IP pays fees of .10% per annum on the full amount of the facility. In the event of the inability to remarket the bonds during an interest reset, a bank syndicate would be obligated to purchase all un-remarketed bonds. IP would be required to purchase all un-remarketed bonds and the associated fees ratably over a five-year period.

NOTE 10 - PREFERRED STOCK

                                                                                         (MILLIONS OF DOLLARS)
--------------------------------------------------------------------------------------------------------------
December 31,                                                                                 2001         2000
--------------------------------------------------------------------------------------------------------------
SERIAL PREFERRED STOCK, cumulative, $50 par value --
Authorized 5,000,000 shares; 912,675 shares outstanding at
December 31, 2001 and 2000, respectively.

                          2001        2000   REDEMPTION
        SERIES          SHARES      SHARES   PRICES
        4.08%          225,510     225,510 $ 51.50                                      $   11.3     $   11.3
        4.26%          104,280     104,280   51.50                                           5.2          5.2
        4.70%          145,170     145,170   51.50                                           7.2          7.2
        4.42%          102,190     102,190   51.50                                           5.1          5.1
        4.20%          143,760     143,760   52.00                                           7.2          7.2
        7.75%          191,765     191,765   50.00 after July 1, 2003                        9.6          9.6
        Net premium on preferred stock                                                        .2           .2
-------------------------------------------------------------------------------------------------------------
   Total Preferred Stock, $50 par value                                                     45.8         45.8
-------------------------------------------------------------------------------------------------------------
SERIAL PREFERRED STOCK, cumulative, without par value--
Authorized 5,000,000 shares; none outstanding                                                  -            -
-------------------------------------------------------------------------------------------------------------
PREFERENCE STOCK, cumulative, without par value --
Authorized 5,000,000 shares; none outstanding                                                  -            -
-------------------------------------------------------------------------------------------------------------
   Total Serial Preferred Stock and Preference Stock                                        45.8         45.8
-------------------------------------------------------------------------------------------------------------
COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF:
ILLINOIS POWER FINANCING I
  Trust Originated Preferred Securities, cumulative, $25 liquidation
  preference--4,000,000 shares authorized and outstanding                               $      -     $  100.0
-------------------------------------------------------------------------------------------------------------

All but one of the above series of Serial Preferred Stock ($50 par value) is currently redeemable at the option of IP, in whole or in part, at any time with not less than 30 days and not more than 60 days notice by publication.

REDEMPTION OF PREFERRED SECURITIES OF SUBSIDIARY TRUST   IPFI is a statutory
business trust in which IP serves as sponsor. In 1996, IPFI issued $100 million aggregate liquidation amount of 8% (4.8% after tax rate) TOPrS in a private transaction. The TOPrS were to mature on January 31, 2045 and could be redeemed at IP's option, in whole or in part, from time to time on or after January 31, 2001. On September 30, 2001, IP redeemed all $100 million of the TOPrS. The redemption was financed with $85 million cash and $15 million in commercial paper.

REDEMPTION OF MONTHLY INCOME PREFERRED SECURITIES   Illinois Power Capital,
L.P., is a limited partnership in which IP serves as a general partner. In 1994 Illinois Power Capital issued $97 million of tax-advantaged MIPS at 9.45% (5.67% after-tax rate) with a liquidation preference of $25 per share. IP consolidates the accounts of Illinois Power Capital, L.P. During 2000, IP redeemed $93.1 million of Illinois Power Capital, L.P. tax advantaged MIPS. The carrying amount of these securities was equal to the consideration paid.

REDEMPTION OF PREFERRED STOCK AND CONSENT SOLICITATION   At December 31, 2001,
IP had the ability under its Restated Articles of Incorporation to incur additional unsecured debt of up to approximately $210.0 million. On February 25, 2002, IP commenced a solicitation of consents from its preferred shareholders to amend IP's Restated Articles of Incorporation to eliminate the provision restricting IP's ability to incur unsecured debt. Concurrently, Illinova commenced a tender offer relating to the shares of IP's preferred stock. The completion of the tender offer and consent solicitation is conditioned on, among other things, the approval of the proposed amendment by holders of at least two-thirds of the outstanding shares of preferred stock, voting together as one class, and other customary conditions. Certain fees incurred in connection with the consent solicitation, currently estimated not to exceed $.2 million in the aggregate, will be paid by IP.

NOTE 11 - COMMON STOCK AND RETAINED EARNINGS

As of December 31, 1998, IP effected a quasi-reorganization which necessitated a review of IP's assets and liabilities to determine whether the book value of such items needed to be adjusted to reflect their fair value. IP determined that its fossil generation assets were not stated at fair value, and an economic assessment was made using projections of on-going operating costs, future prices for fossil fuels and market prices of electricity in IP's service area. After the revaluation of other assets and liabilities to their fair value and the early adoption of accounting pronouncements, the accumulated deficit in retained earnings of $1,565.9 million was eliminated by a $1,327.2 million restatement of other assets and liabilities to their fair value and a transfer of $238.7 million from common stock equity. See "Note 3 - Clinton Impairment, Quasi-Reorganization and Sale of Clinton" for additional information.

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

     Illinova is the sole holder of all of the common stock of IP. At December 31, 2001, there were 100,000,000 shares authorized with 75,643,927 shares issued. There is no voting or non-voting common equity held by non-affiliates of IP. IP is an indirect wholly owned subsidiary of Dynegy.

     As of December 31, 2001, IP had repurchased 12,751,724 shares of its common stock from Illinova. Under Illinois law, such shares may be held as treasury stock and treated as authorized but unissued, or may be canceled by resolution of the Board of Directors. IP holds the common stock as treasury stock and deducts it from common equity at the cost of the repurchased shares.

     Under IP's Restated Articles of Incorporation, common stock dividends are subject to the preferential rights of the holders of preferred and preference stock. IP is also limited in its payment of dividends by the Illinois Public Utilities Act, which requires retained earnings equal to or greater than the amount of any proposed dividend declaration or payment. The Federal Power Act precludes declaration or payment of dividends by electric utilities "out of money properly stated in a capital account." IP's retained earnings balance is expected to be sufficient during 2002 to support payment of all scheduled dividends. During 2001, IP declared and paid common stock dividends of $100.0 million to Illinova.

EMPLOYEE STOCK OWNERSHIP PLAN   IP employees participated in an Employees' Stock
Ownership Plan ("ESOP") that included a stock matching and an incentive compensation feature tied to employee achievement of specified corporate performance goals. This arrangement began in 1991 when IP loaned $35 million to the Trustee of the Plans, which used the loan proceeds to purchase 2,031,445 shares of IP's common stock on the open market. IP financed the loan with funds borrowed under its bank credit agreements. The loan and common shares became Illinova instruments on formation of Illinova in May 1994. These shares were held in a Loan Suspense Account under the ESOP and were released and allocated to the accounts of participating employees as the loan was repaid by the Trustee with cash contributed by IP for company stock matching and incentive compensation awards. Common dividends received on allocated and unallocated shares held by the Plan were used to repay the loan, which then released additional shares to cover dividends on shares held in participating employees' accounts. The number of shares released when funds were received by the Trustee was based on the closing price of the common stock on the last day of the award period or the common stock dividend date. Effective with the merger of Dynegy and Illinova, the shares of Illinova stock in the ESOP were converted to the same number of shares of Dynegy Class A common stock. The ESOP plan ended in April 2001 upon distribution of the remaining shares held by the Plan.

     For the year ended December 31, 2001, 11,540 common shares were allocated to salaried employees and 12,948 shares to employees covered under the Collective Bargaining Agreement through the stock matching contribution feature of the ESOP arrangement. Using the shares allocated method, IP recognized $.2 million of expense in 2001. During 2001, 2000 and 1999, IP contributed $.9 million, $3.5 million and $10.0 million, respectively, to the ESOP. Interest paid on the ESOP debt was negligible in 2001, $.1 million in 2000, and $.5 million in 1999, and dividends used for debt service were approximately $.2 million in 2001, $.9 million in 2000 and $2.1 million in 1999.

STOCK OPTIONS In 1992, the Board of Directors adopted and the shareholders approved a Long-Term Incentive Compensation Plan (the Plan) for officers or employee members of the Board, but excluding directors who are not officers or employees. Restricted stock, incentive stock options, non-qualified stock options, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted under the Plan for up to 1,500,000 shares of Illinova's common stock. These stock-based awards generally vest over three years, have a maximum term of 10 years and have exercise prices equal to the market price on the date the awards were granted. Pursuant to terms of the merger, certain vesting requirements on outstanding options granted prior to the merger were accelerated.

     Each option granted is valued at an option price. Options granted at market value vest and become exercisable ratably over a three-year period. The difference between the option price and the stock price, if any, of each option on the date of grant is recorded as compensation expense over a vesting period. No compensation expense was recorded related to options granted during 2001, 2000 and 1999. However, compensation expense of $.6 million was recorded in 2001 related to revisions to vesting and exercise provisions extended to employees participating in the severance and retirement components of IP's 2001 reorganization plan. Refer to "Note 2 - Business Combination and Reorganization" for additional information. Pursuant to the merger, all stock options granted to IP employees prior to the merger were converted to options to purchase Dynegy Class A common stock on a one-for-one basis.

     Tax benefits associated with the exercise of Dynegy stock options by IP employees have been recognized in 2001 by IP in accordance with IP's tax sharing agreement. $7.8 million is reflected as a reduction in current taxes payable and an increase to Additional Paid In Capital.

     The following summary of options granted and option transactions for 2001, 2000 and 1999 reflect the effect of the two-for-one stock split during 2000.

                                                                    Year Ended December 31,
                             -------------------------------------------------------------------------------------------
                                   2001           2001              2000           2000            1999       1999
                                  Shares      Option Price         Shares       Option Price       Shares  Option Price
                             -------------------------------      --------------------------  --------------------------

Outstanding at beginning of     1,408,977    $12.14 - $47.75      1,902,800  $10.44 - $15.56  1,222,400  $10.44 - $15.13
period

Granted                           224,186    $45.12 - $56.98        314,109  $23.38 - $47.75    802,500  $10.89 - $15.56


Exercised                        (195,733)   $12.14 - $23.38       (788,700) $10.44 - $14.88   (122,100) $10.44 - $12.44


Canceled, forfeited or expired    (61,824)   $15.56 - $47.19        (19,232) $15.56 - $23.38          -
                             ------------                     -------------                  ----------
Outstanding at end of period    1,375,606    $12.14 - $56.98      1,408,977  $12.14 - $47.75  1,902,800  $10.44 - $15.56
                             ============                     =============                  ==========

Exercisable at end of period      834,334    $12.14 - $47.75        876,433  $12.14 - $15.56    377,300  $10.44 - $14.88

Weighted average fair value of each
option granted during the period
at market                                    $         28.11                 $        14.17              $          2.39
                                             ===============                 ===============              ==============

Weighted average fair value of each
option granted during the period
at below market                                       N/A                             N/A                          N/A
                                             ===============                 ===============              ==============

Options outstanding as of December 31, 2001 are summarized below:

                                          OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                     ---------------------------------------------------------------------------------------------------
                     NUMBER OF SHARES        WEIGHTED AVERAGE         WEIGHTED       NUMBER OF SHARES       WEIGHTED
     RANGE OF        OUTSTANDING AT       REMAINING CONTRACTUAL        AVERAGE        EXERCISABLE AT        AVERAGE
  EXERCISE PRICES    DECEMBER 31, 2001         LIFE(YEARS)        EXERCISE PRICE     DECEMBER 31, 2001   EXERCISE PRICE
------------------------------------------------------------------------------------------------------------------------
  $10.44 - $14.88            256,200                5.8                $13.56                256,200         $13.56

  $14.89 - $23.38            892,742                7.4                $17.70                574,685         $16.24

  $23.39 - $56.98            226,664                9.0                $47.05                  3,449         $38.38

                        -------------                                                    ------------
                           1,375,606                                                         834,334
                        =============                                                    ============

PRO FORMA DISCLOSURES In October 1995, the FASB issued FAS 123, "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995. As permitted by FAS 123, IP continues to account for its stock options in accordance with APB No. 25. Had compensation expense for stock options held by IP employees been recognized based on the fair value on the grant date under the methodology prescribed by FAS 123, IP's net income applicable to common stock for the three years ended December 31, would have been impacted as shown in the following table (in millions).

                                                                         2001              2000              1999
                                                                         ----              ----              ----
Reported net income applicable to common stock                          $157.9            $121.0             $95.6
Pro forma net income applicable to common stock                         $154.6            $118.9             $94.4

   The fair value of options granted, which is amortized to expense over the option vesting period in determining the pro forma impact, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                        2001               2000             1999
                                                                        ----               ----             ----
Expected life of options                                               10 YEARS            10 years         10 years
Risk-free interest rates                                                   4.82%               6.65%            5.54%
Expected volatility of stock                                                 46%                 44%              33%
Expected dividend yield                                                      .6%                1.3%             4.4%

NOTE 12 - EMPLOYEE COMPENSATION, SAVINGS AND PENSION PLANS

CORPORATE INCENTIVE PLAN Dynegy maintains a discretionary incentive plan to provide employees competitive and meaningful rewards for reaching corporate and individual objectives. Specific rewards are at the discretion of the Compensation Committee of the Board of Directors.

401(k) SAVINGS PLAN IP employees are eligible to participate in one of two incentive savings plans, which meet the requirements of Section 401(k) of the Internal Revenue code and are defined contribution plans subject to the provisions of ERISA. IP matches 50% of employee contributions to the incentive savings plans, subject to a maximum of six percent of compensation. Employees are immediately 100% vested in Company contributions. Matching contributions are made in Dynegy common stock.

PENSION AND OTHER BENEFITS COSTS Employees of IP are participants in defined benefit plans sponsored by Dynegy Inc., which prior to the February 1, 2000 merger with Dynegy were sponsored and administered by IP. See "Note 1 - Summary of Significant Accounting Policies" for more information.

     The values and discussion below represent the components of the Dynegy Inc. benefit plans that were sponsored and administered by IP prior to the merger. Plan participants include Illinova employees as of February 1, 2000 as well as employees of IP and DMG hired subsequent to the merger. IP is reimbursed by the other Illinova subsidiaries (prior to the merger) and by other Dynegy subsidiaries (subsequent to the merger) for their share of the expenses of these benefit plans.

                                                                                               (MILLIONS OF DOLLARS)
---------------------------------------------------------------------------------------------------------------------
                                                                    PENSION BENEFITS            OTHER BENEFITS
                                                                       2001          2000          2001         2000
---------------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION

Projected benefit obligation at beginning of year              $  439.4          $    417.3    $    99.1    $    90.9
Service cost                                                        9.8                10.0          2.4          2.3
Interest cost                                                      33.7                32.8          8.4          7.4
Participant contributions                                             -                   -            -            -
Plan amendments                                                       -                   -            -            -
Actuarial (gain)/loss                                              26.4                (7.0)        29.9          3.3
Special termination benefits                                        8.7                10.9            -          1.0
Benefits paid                                                     (28.4)              (24.6)        (6.1)        (5.8)
---------------------------------------------------------------------------------------------------------------------
Projected benefit obligation at end of year                    $  489.6          $    439.4    $   133.7    $    99.1
---------------------------------------------------------------------------------------------------------------------

CHANGE IN PLAN ASSETS

Fair value of plan assets, beginning of year                   $  615.8          $    579.3    $    82.5    $    80.1
Actual return on plan assets                                      (30.0)               61.1         (7.4)        (4.2)
Employer contributions                                                -                   -          9.4         11.5
Participant contributions                                             -                   -          1.0           .9
Benefits paid                                                     (28.4)              (24.6)        (6.1)        (5.8)
---------------------------------------------------------------------------------------------------------------------
Fair value of plan assets, end of year                         $  557.4          $    615.8    $    79.4    $    82.5
---------------------------------------------------------------------------------------------------------------------

RECONCILIATION OF FUNDED STATUS

Funded status                                                  $   67.8          $    176.4    $   (54.3)   $   (16.6)
Unrecognized actuarial (gain)/loss                                (64.8)             (181.8)        44.7           .6
Unrecognized prior service cost                                     7.8                 9.2            -            -
Unrecognized transition obligation/(asset)                         (9.3)              (13.5)        21.4         23.5
---------------------------------------------------------------------------------------------------------------------
Net amount recognized (gain)                                   $    1.5          $     (9.7)   $    11.8    $     7.5
---------------------------------------------------------------------------------------------------------------------

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS CONSIST OF:
Prepaid benefit cost                                           $   26.8          $     13.6    $    11.8    $     7.5
Accrued benefit liability                                         (25.3)              (23.3)           -            -
---------------------------------------------------------------------------------------------------------------------
Net amount recognized (gain)/loss                              $    1.5          $     (9.7)   $    11.8    $     7.5
=====================================================================================================================

-----------------------------------------------------------------------------------------------------------------------
                                                                        PENSION BENEFITS             OTHER BENEFITS
                                                                    2001               2000          2001        2000
-----------------------------------------------------------------------------------------------------------------------
ASSUMPTIONS AS OF DECEMBER 31

Discount rate                                                       7.5%                8.0%         7.5%         8.0%
Expected return on plan assets                                      9.5%                9.5%         9.5%         9.5%
Rate of compensation increase                                       4.5%                4.5%         4.5%         4.5%
Medical trend - initial trend                                                                       10.0%         6.7%
Medical trend - ultimate trend                                                                       5.5%         5.5%
Medical trend - year of ultimate trend                                                              2009         2005

                                                                                                (MILLIONS OF DOLLARS)
-----------------------------------------------------------------------------------------------------------------------
                                                          PENSION BENEFITS                     OTHER BENEFITS
                                                      2001       2000        1999       2001         2000        1999
-----------------------------------------------------------------------------------------------------------------------
COMPONENTS OF NET PERIODIC BENEFIT COST

Service cost                                      $     9.8   $    10.0   $     16.3   $     2.4   $     2.3   $    3.1
Interest cost                                          33.7        32.8         32.7         8.4         7.4        7.2
Expected return on plan assets                        (53.8)      (47.8)       (40.7)       (7.8)       (7.8)      (6.0)
Amortization of prior service cost                      1.4         1.4          1.9           -           -          -
Amortization of transition liability/(asset)           (4.2)       (4.2)        (4.2)        2.1         2.1        2.7
Recognized net actuarial (gain)/loss                   (6.7)       (4.0)           -           -           -          -
-----------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                         $   (19.8)  $   (11.8)  $      6.0   $     5.1   $     4.0   $    7.0
Additional cost/(income) due to FAS 88                  8.7        10.9        (12.7)          -         1.0        (.2)
-----------------------------------------------------------------------------------------------------------------------
Total net periodic benefit cost/(income)          $   (11.1)  $     (.9)  $     (6.7)  $     5.1   $     5.0   $    6.8
=======================================================================================================================

   For measurement purposes, a 10.0% health care trend rate was used for 2002. Trend rates were assumed to decrease gradually to 5.5% in 2009 and remain at this level going forward. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.

   A one percentage point change in assumed health care cost trend rates would have the following effects for 2001:

                                                                                            (MILLIONS OF DOLLARS)
------------------------------------------------------------------------------------------------------------------
                                                                                1 Percentage        1 Percentage
                                                                               Point Increase      Point Decrease
------------------------------------------------------------------------------------------------------------------
Aggregate effect on service cost and interest cost                              $      1.5           $    (1.4)
Effect on accumulated postretirement benefit obligation                         $     13.4           $   (12.2)
------------------------------------------------------------------------------------------------------------------

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

   During 2000, IP recognized special termination benefit pension expense of $10.9 million and postretirement medical plan expense of $1.0 million due to IP's staffing reduction plan resulting from the merger with Dynegy. See "Note 2
- Business Combination and Reorganization" for additional information.

   During 2001, IP recognized special termination benefit pension expense of $8.7 million due to IP's staffing reduction due to reorganization. See "Note 2 - Business Combination and Reorganization" for additional information.

NOTE 13 - SEGMENTS OF BUSINESS

IP is engaged in the transmission, distribution and sale of electric energy and the distribution, transportation and sale of natural gas in the State of Illinois. In previous periods, IP was also engaged in the generation of electric energy. As previously discussed, effective October 1, 1999, IP transferred its fossil-fueled generating assets to Illinova. Additionally, as a condition precedent to the merger, IP sold its interest in the Clinton Nuclear Power Station to AmerGen effective December 15, 1999. As a result of these enterprise changes, the structure of IP's internal organization has constricted into a single prospective reportable segment. For 2001 and 2000, this segment includes the transmission, distribution and sale of electric energy in Illinois; and the transportation, distribution and sale of natural gas in Illinois. Also included in this segment are specialized support functions, including accounting, legal, performance management, information technology, human resources, environmental resources, purchasing and materials management and public affairs. For comparability purposes, results for 2001 and 2000 should be compared with the Customer Service segment in previous periods.

     In 1999, IP's operations were divided into four reportable segments:
Customer Service, Wholesale Energy, Nuclear and Other.

     The business groups and their principal services in 1999 were as follows:

- Customer Service Business Group - transmission, distribution and sale of electric energy; distribution, transportation and sale of natural gas in Illinois.
- Wholesale Energy Business Group - fossil-fueled electric generation in Illinois, wholesale electricity transactions throughout the United States and dispatching activities.
- Nuclear Generation Business Group - nuclear-fueled electric generation in Illinois.
- Other - This category included the financial support functions such as accounting, finance, corporate performance, audit and compliance, investor relations, legal, corporate development, regulatory, risk management and tax services. Also included in this group were specialized support functions, including information technology, human resources, environmental resources, purchasing and materials management and public affairs.

   Generally, IP accounts for intercompany transactions at prevailing rates or fully distributed costs. Operating segment information for the year 1999 is presented below.

                                                                                         (MILLIONS OF DOLLARS)

                                            Customer     Wholesale                                   Total
1999                                        Service        Energy        Nuclear        Other       Company
--------------------------------------------------------------------------------------------------------------
Unaffiliated domestic revenues            $   1,488.8   $      380.5   $       33.9   $       -   $    1,903.2
Intersegment domestic revenues  (1)                 -          352.7          146.4      (499.1)             -
                                          --------------------------------------------------------------------
   Total revenues                             1,488.8          733.2          180.3      (499.1)       1,903.2
Depreciation and amortization                    94.5           76.9            6.8           -          178.2
Other operating expenses  (1)                 1,040.9          548.4          339.1      (475.5)       1,452.9
                                          --------------------------------------------------------------------
   Operating income (loss)                      353.4          107.9         (165.6)      (23.6)         272.1
Interest expense (3)                            105.5           68.7          (25.8)          -          148.4
AFUDC                                            (4.2)             -              -           -           (4.2)
                                          --------------------------------------------------------------------
   Net income (loss) before taxes               252.1           39.2         (139.8)      (23.6)         127.9
Income tax expense (benefit)                     94.9           13.4          (53.8)       16.8           71.3
Miscellaneous-net                                  .5              -           (3.0)        6.1            3.6
Interest revenue (4)                                -              -              -       (60.1)         (60.1)
                                          --------------------------------------------------------------------
   Net income (loss) after taxes                156.7           25.8          (83.0)       13.6          113.1
Preferred dividend requirement and
   carrying amount over consideration
   paid for redeemed preferred stock             13.6            9.1           (3.6)       (1.6)          17.5
                                          --------------------------------------------------------------------
Net income (loss) applicable to common
stock                                     $     143.1   $       16.7   $      (79.4)  $    15.2   $       95.6
--------------------------------------------------------------------------------------------------------------
Other information --
   Total domestic assets  (2)             $   2,507.8   $          -   $          -   $ 2,790.0   $    5,297.8
   Capital expenditures                         111.1           79.1              -         7.0          197.2
--------------------------------------------------------------------------------------------------------------

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

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of FAS 107, "Disclosures About Fair Value of Financial Instruments." Using available market information and selected valuation methodologies, IP has determined the estimated fair value amounts. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

--------------------------------------------------------------------------------------------------------------
                                                                    2001                       2000
                                                        ------------------------------------------------------
                                                          CARRYING         FAIR        Carrying      Fair
(MILLIONS OF DOLLARS)                                       VALUE          VALUE        Value        Value
--------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                               $       52.6   $       52.6   $    24.1   $       24.1

Mandatorily redeemable
  preferred stock                                                  -              -       100.0           99.0

Long-term debt (including current maturities)                1,787.7        1,776.4     1,874.0        1,858.0

Notes payable                                                  278.2          278.2       147.8          147.8

--------------------------------------------------------------------------------------------------------------

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

     As of December 31, 1998, IP adopted EITF 98-10. IP recorded its trading instruments at fair value in accordance with EITF 98-10's application criteria. Until September 30, 1999, derivative assets and liabilities were recorded on the Consolidated Balance Sheets at fair value with unrealized gains and losses shown net in the Consolidated Statements of Income. During 1999, IP recorded realized gains and losses as components of operating revenues and operating expenses in the Consolidated Statements of Income. During 2001 and 2000, IP did not participate in trading activities.

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

     As of December 31, 1998, IP adopted FAS 133. IP's derivative assets and liabilities were recorded on the Consolidated Balance Sheets at fair value with unrealized gains and losses shown net in the equity section of the Consolidated Balance Sheets as a part of the quasi-reorganization. In 1999, hedge accounting was not applied, and unrealized gains and losses are shown net in the Consolidated Statements of Income. IP recorded realized gains and losses as components of operating revenues and operating expenses in the Consolidated Statements of Income. During 2001 and 2000, all of IP's purchase contracts qualified for the normal purchase and sale exemption within FAS 133 and, therefore, IP accounted for such contracts under the accrual method. IP had no other derivative instruments qualifying under FAS 133.

NOTE 16 - QUARTERLY CONSOLIDATED FINANCIAL INFORMATION AND COMMON STOCK DATA (UNAUDITED)

                                                                                            (MILLIONS OF DOLLARS)
-----------------------------------------------------------------------------------------------------------------
                                                       FIRST QUARTER  SECOND QUARTER THIRD QUARTER FOURTH QUARTER
                                                           2001            2001         2001           2001
-----------------------------------------------------------------------------------------------------------------
Operating revenues                                      $      529.5   $      341.1   $   400.6   $      343.2
Operating income                                                40.3           50.2        56.2           19.8
Net income                                                      59.7           34.8        54.0           17.7
Net income applicable to common stock                           57.2           32.3        51.4           17.0

-----------------------------------------------------------------------------------------------------------------
                                                       FIRST QUARTER  SECOND QUARTER THIRD QUARTER FOURTH QUARTER
                                                           2000            2000         2000           2000
-----------------------------------------------------------------------------------------------------------------
Operating revenues                                      $      385.1   $      338.9   $   431.0   $      430.6
Operating income                                                31.4           39.6        59.0           26.0
Net income                                                      24.9           29.9        53.2           26.9
Net income applicable to common stock                           20.1           25.9        51.0           24.0