Form 10-Q
period 2002-03-31
ILLINOIS POWER CO
filed 2002-05-15
CIK 49816

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Illinova Corporation is the sole holder of the common stock and owns approximately 73% of the preferred stock of Illinois Power Company. There is no voting or non-voting common equity held by non-affiliates of Illinois Power Company. Illinois Power Company is an indirect wholly owned subsidiary of Dynegy Inc.

                             ILLINOIS POWER COMPANY
                                TABLE OF CONTENTS

                                                                             PAGE
PART I.  FINANCIAL INFORMATION

  Item 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

  Condensed Consolidated Balance Sheets:
     March 31, 2002 and December 31, 2001.......................................3
  Condensed Consolidated Statements of Income:
     For the three months ended March 31, 2002 and 2001.........................4
  Condensed Consolidated Statements of Cash Flows:
     For the three months ended March 31, 2002 and 2001.........................5
  Notes to Condensed Consolidated Financial Statements..........................6

  Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS................................11

  Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK........................................................19

PART II. OTHER INFORMATION

  Item 1.   Legal Proceedings..................................................20
`
  Item 4.   Submission of Matters to a Vote of Security Holders................20

  Item 6.   Exhibits and Reports on Form 8-K...................................20

     This quarterly report includes financial statements which have not been reviewed by an independent public accountant under Rule 10-01(d) of Regulation S-X pursuant to the relief granted to former auditing clients of Arthur Andersen LLP in SEC Release No. 34-45589. We expect that our new independent public accountant, PricewaterhouseCoopers LLP, will complete the quarterly review required by Rule 10-01(d) of Regulation S-X. If, upon completion of the review, there is a change in the financial statements contained in this quarterly report, we will amend this report to present the reviewed financial statements, and we will discuss in the amended report any material changes from the unreviewed financial statements contained in this report. Otherwise, we will state in our first quarterly report following completion of such review that the unreviewed financial statements contained in this report have subsequently been reviewed by an accountant other than Arthur Andersen LLP and that there were no material changes as a result of that review.

ILLINOIS POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (IN MILLIONS, EXCEPT SHARE
DATA)

                                                                                 MARCH 31,    DECEMBER 31,
                                                                                   2002           2001
                                                                               ------------   ------------
                                     ASSETS
UTILITY PLANT:
Electric (includes construction work in progress of $110 million and
   $114 million, respectively)                                                 $      2,386   $      2,369
Gas (includes construction work in progress of $19 million and $19
   million, respectively)                                                               759            757
                                                                               ------------   ------------
                                                                                      3,145          3,126
Less -- accumulated depreciation                                                      1,234          1,220
                                                                               ------------   ------------
                                                                                      1,911          1,906
                                                                               ------------   ------------

INVESTMENTS AND OTHER ASSETS                                                             10             11
                                                                               ------------   ------------

CURRENT ASSETS:
Cash and cash equivalents                                                                47             53
Accounts receivable, net                                                                113             97
Accounts receivable, affiliates                                                          25              7
Accrued unbilled revenue                                                                 64             78
Materials and supplies, at average cost                                                  24             45
Prepayments and other                                                                    12             24
                                                                               ------------   ------------
                                                                                        285            304
                                                                               ------------   ------------

NOTE RECEIVABLE FROM AFFILIATE                                                        2,271          2,271
                                                                               ------------   ------------

DEFERRED DEBITS:
Transition period cost recovery                                                         214            225
Other                                                                                   155            144
                                                                               ------------   ------------
                                                                                        369            369
                                                                               ------------   ------------
                                                                               $      4,846   $      4,861
                                                                               ============   ============

                             CAPITAL AND LIABILITIES

CAPITALIZATION:
Common stock -- no par value, 100,000,000 shares authorized:
   75,643,937 shares issued, stated at                                         $      1,274   $      1,274
Additional paid-in capital                                                                8              8
Retained earnings - accumulated since 1/1/99                                            266            234
Less -- Capital stock expense                                                             7              7
Less -- 12,751,724 shares of common stock in treasury, at cost                          287            287
                                                                               ------------   ------------
                                                                                      1,254          1,222

Preferred stock                                                                          46             46
Long-term debt                                                                        1,584          1,605
                                                                               ------------   ------------
                                                                                      2,884          2,873
                                                                               ------------   ------------

CURRENT LIABILITIES:
Accounts payable                                                                         66             71
Accounts payable, affiliates                                                             31             15
Notes payable and current portion of long-term debt                                     422            460
Accrued liabilities                                                                     156            160
                                                                               ------------   ------------
                                                                                        675            706
                                                                               ------------   ------------

DEFERRED CREDITS:
Accumulated deferred income taxes                                                     1,097          1,087
Accumulated deferred investment tax credits                                              22             22
Other                                                                                   168            173
                                                                               ------------   ------------
                                                                                      1,287          1,282
                                                                               ------------   ------------
                                                                               $      4,846   $      4,861
                                                                               ============   ============

            See notes to condensed consolidated financial statements.

ILLINOIS POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (IN MILLIONS)

                                                                                  THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                              ---------------------------
                                                                                  2002           2001
                                                                              ------------   ------------
OPERATING REVENUES:
Electric                                                                      $        247   $        255
Gas                                                                                    146            274
                                                                              ------------   ------------
   Total                                                                               393            529
                                                                              ------------   ------------

OPERATING EXPENSES AND TAXES:
Power purchased                                                                        152            151
Gas purchased for resale                                                                97            217
Other operating expenses                                                                36             30
Maintenance                                                                             13             13
Depreciation and amortization                                                           20             20
Amortization of regulatory assets                                                       13             13
General taxes                                                                           20             23
Income taxes                                                                             7             22
                                                                              ------------   ------------
   Total                                                                               358            489
                                                                              ------------   ------------

Operating income                                                                        35             40
                                                                              ------------   ------------

OTHER INCOME AND DEDUCTIONS - NET:
Interest income from affiliates                                                         43             42
Miscellaneous - net                                                                    (16)             9
                                                                              ------------   ------------
   Total                                                                                27             51
                                                                              ------------   ------------

Income before interest charges                                                          62             91
                                                                              ------------   ------------

INTEREST CHARGES:
Interest expense                                                                        27             32
Allowance for borrowed funds used during construction                                   --             (1)
                                                                              ------------   ------------
   Total                                                                                27             31
                                                                              ------------   ------------

Net income                                                                              35             60
Less - Preferred dividend requirements                                                   1              3
                                                                              ------------   ------------

Net income applicable to common shareholder                                   $         34   $         57
                                                                              ============   ============

            See notes to condensed consolidated financial statements.

ILLINOIS POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN MILLIONS)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                ---------------------------
                                                                                    2002           2001
                                                                                ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                      $         35   $         60
Items not affecting cash flows from operating activities:
    Depreciation and amortization                                                         36             33
    Deferred income taxes                                                                 15             (6)
Changes in assets and liabilities resulting from operating activities:
    Accounts receivable                                                                  (34)           (72)
    Unbilled revenue                                                                      14             45
    Materials and supplies                                                                21             24
    Prepayments                                                                            9             13
    Accounts payable                                                                      11            (64)
    Other deferred credits                                                                (9)            (8)
    Interest accrued and other, net                                                      (16)            (5)
                                                                                ------------   ------------

Net cash provided by operating activities                                                 82             20
                                                                                ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                                                     (29)           (27)
Other investing activities                                                                 2              2
                                                                                ------------   ------------

Net cash used in investing activities                                                    (27)           (25)
                                                                                ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Dividends on common and preferred stock                                                   (1)          (101)
Redemptions:
    Short-term debt                                                                      (38)           (42)
    Long-term debt                                                                       (21)           (22)
Issuances:
    Short-term debt                                                                       --            169
Other financing activities                                                                (1)            (1)
                                                                                ------------   ------------

Net cash provided by (used in) financing activities                                      (61)             3
                                                                                ------------   ------------

Net change in cash and cash equivalents                                                   (6)            (2)
Cash and cash equivalents at beginning of period                                          53             24
                                                                                ------------   ------------

Cash and cash equivalents at end of period                                      $         47   $         22
                                                                                ============   ============

            See notes to condensed consolidated financial statements.

                             ILLINOIS POWER COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission ("SEC"). These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Illinois Power Company's ("IP" or the "Company") Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC.

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

   IP is engaged in the transmission, distribution and sale of electric energy and the distribution, transportation and sale of natural gas in the State of Illinois. The IP condensed consolidated financial statements include the accounts of IP; Illinois Power Capital, L. P. (inactive as of May 30, 2000); Illinois Power Financing I ("IPFI") (inactive as of September 30, 2001); Illinois Power Financing II ("IPFII") (not currently active); Illinois Power Securitization Limited Liability Company ("LLC"); Illinois Power Special Purpose Trust ("IPSPT"); and Illinois Power Transmission Company LLC (not currently active). All significant intercompany balances and transactions have been eliminated from the condensed consolidated financial statements. All nonutility operating transactions are included in the line titled "Miscellaneous - net" in IP's Condensed Consolidated Statements of Income. Certain prior year amounts have been reclassified to conform to the current year presentation.

   Cash and cash equivalents include cash on hand and temporary investments purchased with an initial maturity of three months or less. At March 31, 2002, approximately $12 million of such cash and cash equivalents was restricted while at December 31, 2001, approximately $11 million was restricted. This restricted cash is reserved for use in paying off the Transitional Funding Trust Notes issued under the provisions of the Electric Service Customer Choice and Rate Relief Law of 1997 ("P.A. 90-561").

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("FAS") No. 143, "Accounting for Asset Retirement Obligations." FAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. FAS 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. IP is evaluating the future financial effects of adopting FAS 143 and expects to adopt the standard effective January 1, 2003.

   On April 30, 2002 the FASB issued FAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." FAS 145 rescinds FAS 4, "Reporting Gains and Losses from Extinguishment of Debt," the amendment to FAS 4, and FAS 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, FAS 145 eliminates the requirement (in both FAS 4 and FAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect.

   Further, FAS 145 amends FAS 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. FAS 145 also makes several other technical corrections to existing pronouncements that may change accounting practice. FAS 145 is effective for transactions occurring after May 15, 2002, and IP is currently evaluating the future financial effects, if any, of adopting FAS 145.

                             ILLINOIS POWER COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

NOTE 2 - BUSINESS REORGANIZATION

IP implemented a corporate restructuring in November 2001 that affected departments throughout the organization. As part of the restructuring, severance and early retirement costs of $15 million ($9 million after-tax) were recorded in the fourth quarter of 2001. Severance charges represented approximately $5 million ($3 million after-tax) of the total costs incurred, of which $3 million had been paid by March 31, 2002. As of March 31, 2002, 78 employees were either severed or have elected early retirement as a result of the restructuring. An additional 24 employees who have already been notified will be severed or will retire by the end of 2002. The severance/retirement plan is being executed pursuant to IP's plan and related actions are expected to be substantially completed by December 31, 2002.

NOTE 3 - RELATED PARTIES

Effective October 1, 1999, IP transferred its wholly owned fossil generating assets and other generation-related assets and liabilities at net book value to Illinova in exchange for an unsecured note receivable of approximately $2.8 billion. Such assets were subsequently contributed by Illinova to Illinova Power Marketing Inc. ("IPMI"), which was later renamed Dynegy Midwest Generation ("DMG"). Effective August 31, 2001, approximately $9 million of additional fossil generation-related assets were transferred to Illinova and the unsecured note receivable was adjusted accordingly. The note matures on September 30, 2009 and bears interest at an annual rate of 7.5%, due semiannually in April and October. In the first quarter of 2002, Illinova accelerated the payment of two months' accrued interest on the note receivable in the amount of $29 million. At March 31, 2002, principal outstanding under the note receivable approximated $2.3 billion and accrued interest approximated $14 million. In the fourth quarter of 2001, Illinova accelerated the payment of accrued interest on the note receivable for the three months ended December 31, 2001 in the amount of $43 million. At December 31, 2001, principal outstanding under the note receivable approximated $2.3 billion with no accrued interest. IP recognized approximately $43 million of interest income from Illinova on the note for the quarter ended March 31, 2002 and approximately $42 million for the quarter ended March 31, 2001.

   IP routinely conducts business with subsidiaries of Dynegy. These transactions include the purchase or sale of electricity, natural gas and transmission services as well as certain other services. Operating revenue derived from transactions with affiliates approximated $7 million for the first quarter of 2002 and 2001. Aggregate operating expenses charged by affiliates during the first quarter of 2002 approximated $120 million, including $113 million for power purchased. Aggregate operating expenses charged by affiliates during the first quarter of 2001 approximated $148 million, including $113 million for power purchased. The change in operating expenses, excluding power purchased, resulted from a decline in gas purchases. Management believes that related party transactions have been conducted at prices and terms similar to those available to and transacted with unrelated parties.

   IP has a power purchase agreement ("PPA") with DMG that provides IP the right to purchase power from DMG for a primary term extending through December 31, 2004. This right to purchase power qualifies under the normal purchase and sale exemption with FAS 133, "Accounting for Derivative Instruments and Hedging Activities," and, therefore, IP has accounted for the PPA under the accrual method. The primary term may be extended on an annual basis, subject to concurrence by both parties. The PPA defines the terms and conditions under which DMG provides power and energy to IP using a tiered pricing structure. With this arrangement, IP believes it has provided adequate power supply for expected IP load plus a reserve supply above that expected level. Should power acquired under this agreement be insufficient to meet IP load requirements, IP will have to buy power at current market prices. The PPA obligates DMG to provide power up to the reservation amount even if DMG has individual units unavailable at various times.

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

                             ILLINOIS POWER COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

NOTE 4 - COMMITMENTS AND CONTINGENCIES

LEGAL AND ENVIRONMENTAL MATTERS

Please see Note 5, "Commitments and Contingencies," to IP's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "Form 10-K") for a description of the material legal and environmental matters affecting IP. No material developments affecting IP have occurred with respect to such matters since IP's filing of the Form 10-K.

REGULATORY MATTERS

P.A. 90-561 - UTILITY EARNINGS CAP   P.A. 90-561 contains floor and ceiling
provisions applicable to IP's Return on Equity ("ROE") during the mandatory transition period ending in 2004. Pursuant to these provisions, IP may request an increase in its base rates if the two-year average of its earned ROE is below the two-year average of the monthly average yields of 30-year U.S. Treasury bonds for the concurrent period ("Treasury Yield"). Conversely, IP is required to refund amounts to its customers equal to 50% of the value earned above a defined "ceiling limit." The ceiling limit is exceeded if IP's ROE exceeds the Treasury Yield, plus 6.5% in 2002 through 2004 (which increases to 8.5% in 2002 through 2004 if IP chooses not to implement transition charges after 2006). Regulatory asset amortization is included in the calculation of ROE for the ceiling test but is not included in the calculation of ROE for the floor test. During 2001, IP's two-year average ROE was within the allowable ROE collar, avoiding adjustments or customer refunds. IP expects to continue to be within the allowable ROE collar in 2002. The U.S. Treasury recently announced that 30-year U.S. Treasury bonds will no longer be issued and their interest rates will no longer be published. The Illinois legislature is working on language to a bill that would revise the yield to the monthly Treasury Long-Term Average Rate.

P.A. 90-561 - DIRECT ACCESS PROVISIONS   Since October 1999, non-residential
customers with demand greater than 4 MW at a single site, customers with at least 10 sites having aggregate total demand of at least 9.5 MW and customers representing one-third of the remaining load in the non-residential class have been given the right to choose their electric generation suppliers ("direct access"). Direct access for remaining non-residential customers began on December 31, 2000. Direct access became available to all residential customers effective May 1, 2002. IP remains obligated to provide electricity service to its customers at tariff rates and to provide delivery service to its customers at regulated rates. Departing customers must pay transition charges to IP, but those charges are not designed to compensate IP for all of its lost revenues.

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

2) Utilities are provided the opportunity to lower their financing and capital costs through the issuance of "securitized" bonds, also called transitional funding trust notes.

3) The ROE of utilities is managed through application of floor and ceiling test rules contained in P.A. 90-561 as described above in the Utility Earnings Cap section.

   The extent to which revenues are affected by P.A. 90-561 will depend on a number of factors, including future market prices for wholesale and retail energy and load growth and demand levels in the current IP service territory.

P.A. 90-561 - INDEPENDENT SYSTEM OPERATOR ("ISO") PARTICIPATION   Participation
in an ISO by utilities serving retail customers in Illinois was one of the requirements included in P.A. 90-561. Effective on July 1, 2001, the ISO

                             ILLINOIS POWER COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

requirements of P.A. 90-561 were amended by P.A. 92-12 to provide that a regional transmission organization ("RTO") created under the Federal Energy Regulatory Commission's ("FERC") rules shall be considered to be the functional equivalent of an ISO. An electric utility shall be deemed to meet its obligation to participate in an ISO through membership in a RTO that fulfills the requirements of an ISO as set forth in P.A. 90-561.

   In January 1998, IP, in conjunction with eight other transmission-owning entities, filed with the FERC for all approvals necessary to create and to implement the Midwest Independent Transmission System Operator, Inc. ("MISO"). On October 13, 2000, IP filed a notice of its intent to withdraw from the MISO with the FERC. On February 23, 2001, IP reached a settlement in principle with all parties that allowed it to withdraw from the MISO and join the Alliance Regional Transmission Organization ("Alliance RTO"), effective upon the FERC's approval of the settlement, which occurred May 8, 2001. IP has fulfilled its obligations under the MISO settlement.

   On August 21, 2001, IP and seven of the transmission owners proposing to form the Alliance RTO ("Alliance Companies") entered into a letter of intent with National Grid, USA pursuant to which National Grid would serve as the Alliance RTO's managing member for a period of seven years. On November 1, 2001, the Alliance Companies filed the definitive agreements with the FERC for approval.

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

   On January 8, 2002, the Alliance Companies and National Grid commenced substantive discussions with the MISO as directed by the FERC. In addition, the Alliance Companies continue to consider other opportunities for participation in a RTO. On February 19, 2002, IP, in conjunction with the Alliance Companies, filed a report with the FERC stating that the Alliance Companies have been in discussions with both MISO and PJM Interconnection LLC ("PJM"), but has been unable to reach agreement. On March 5, 2002, IP, in conjunction with the Alliance Companies, filed a second report and petition for declaratory order with the FERC. The Petition requests approval of a structure under which National Grid would operate a for-profit transmission company consisting of the Alliance Companies' transmission assets under the oversight of the MISO. On April 25, 2002, the FERC issued an order granting in part the Alliance Companies' petition. The order identifies what the FERC believes should be the split of functions between the MISO, as the RTO for the region, and Alliance GridCo, as a for-profit transmission company that operates under the MISO. The FERC also approved the rate design proposed by the Alliance Companies, whether they join PJM, MISO or another RTO. The FERC clarified that if the Alliance Companies join MISO, the MISO must return the $60 million paid by the Illinois utilities to exit the MISO. Finally, the FERC directed the Alliance Companies to file a compliance filing within 30 days indicating which RTO they will join, and whether their participation will be collective or individual.

                             ILLINOIS POWER COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

NOTE 5 - PREFERRED STOCK

REDEMPTION OF PREFERRED STOCK AND CONSENT SOLICITATION   On March 28, 2002, IP
completed a solicitation of consents from its preferred stockholders to amend its Restated Articles of Incorporation to eliminate a provision that limited the amount of unsecured indebtedness that IP could issue or assume. Concurrently, Illinova completed a tender offer pursuant to which it acquired 662,924 shares, or approximately 73%, of IP preferred stock. The New York Stock Exchange has taken action to delist each of the series of preferred stock that were subject to the tender offer and previously listed thereon. On March 29, 2002, IP amended its Restated Articles of Incorporation to eliminate this provision. Certain charges incurred in connection with the consent solicitation, approximately $1 million in the aggregate, were paid by IP. These charges are reflected as an adjustment to Retained Earnings in the accompanying Balance Sheet.

                             ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of IP included elsewhere herein, including the notes relating thereto, and with IP's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC.

GENERAL - COMPANY PROFILE   IP operates as a regulated utility engaged in the
transmission, distribution and sale of electric energy and the distribution, transportation and sale of natural gas across a 15,000-square-mile area in the State of Illinois. Illinova Corporation is the sole holder of the common stock and owns approximately 73% of the preferred stock of IP. IP is an indirect wholly owned subsidiary of Dynegy Inc.

   The IP condensed consolidated financial statements include the accounts of IP; Illinois Power Capital, L.P., a limited partnership in which IP serves as the general partner (inactive as of May 30, 2000); Illinois Power Financing I, a statutory business trust in which IP serves as sponsor (inactive as of September 30, 2001); Illinois Power Financing II, a statutory business trust in which IP serves as sponsor (not currently active); Illinois Power Securitization Limited Liability Company, a special purpose Delaware LLC whose sole member is IP; Illinois Power Special Purpose Trust, a special purpose Delaware business trust whose sole owner is LLC; and Illinois Power Transmission Company LLC, a limited liability Delaware company (not currently active).

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

FACTORS AFFECTING FUTURE OPERATING RESULTS

IP's results of operations in the second quarter of 2002 and beyond may be significantly affected by the following factors:

- IP's ability to exercise on its business strategy of delivering reliable transmission and distribution services in a cost-effective manner;
- the effects of deregulation and, specifically, "direct access" on IP's electric business;
- IP's ability to maintain its investment grade credit rating and to refinance its revolving credit facility;
-    the effects of weather on IP's electric and gas business; and
- IP's ability to secure power and natural gas for its electric and gas customers.

   References are also made to the section "Uncertainty of Forward-Looking Statements and Information" below for additional factors that could impact future operating results.

   In addition, on May 15, 2002, our indirect parent company, Dynegy Inc., filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. Please read Dynegy's Form 10-Q for a discussion of the issues affecting and that could affect Dynegy and its subsidiaries, including IP.

LIQUIDITY AND CAPITAL RESOURCES

IP has historically relied upon operating cash flow and borrowings from a combination of commercial paper issuances, bank lines of credit, corporate credit agreements and various public debt issuances for its liquidity and capital resource requirements. IP's operating cash flows are subject to the various risks described in this quarterly report, including the loss of revenues due to "direct access" and the seasonality associated with IP's gas and electricity businesses. IP's other sources of liquidity and the material associated risks are described below.

                             ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

CREDIT RATINGS DISCUSSION   Credit ratings impact IP's ability to obtain
short- and long-term financing, the cost of such financing and the execution of its commercial strategies. In determining credit ratings, the rating agencies consider a number of factors. Quantitative factors that are given significant weight include, among other things, earnings before interest, taxes, and depreciation and amortization ("EBITDA"); operating cash flow; total debt outstanding; off balance sheet obligations and other commitments; fixed charges such as interest expense, rent, or lease payments; payments to preferred stockholders; liquidity needs and availability; and various ratios calculated from these factors. Qualitative factors include, among other things, predictability of cash flows, business strategy, industry position and contingencies. In determining IP's credit ratings, the rating agencies also consider the liquidity position and credit ratings of Dynegy Inc., IP's indirect parent company. Although these factors are among those considered by the rating agencies, each rating agency may calculate and weigh each factor differently.

   The credit ratings of Dynegy and its subsidiaries, including IP, were placed under review for possible downgrade by Moody's and Standard & Poor's on April 25 and May 8, 2002, respectively, due to uncertainties regarding the sustainability of Dynegy's cash flow, the litigation brought against Dynegy in connection with its recently terminated merger transaction, Dynegy's ability to access the capital markets and certain other recent developments. On April 30, 2002, Fitch clarified its position with respect to possible downgrade to include similar concerns. In addition, the credit rating agencies have refocused their attention on the credit characteristics and credit protections measures of industry participants, and in some cases appear to have tightened the standards for a given rating level.

   On April 24, 2002, Standard & Poor's lowered its credit ratings for Dynegy and its subsidiaries, including IP, following a business risk evaluation of Dynegy's various operating segments, its overall financial profile, capital adequacy and liquidity position. On April 30, 2002, Fitch lowered its credit ratings for Dynegy and its subsidiaries, including IP, due to concern regarding Dynegy's financial flexibility and its ability to operate its business recognizing a difficult business and capital environment. The updated ratings are reflected in the table below.

   As of May 9, 2002, IP's credit ratings, as assessed by the three major credit rating agencies, were as follows:

                                            Standard &
                                            Poor's         Moody's      Fitch
                                           ------------   ---------    --------
   Mortgage bonds                              BBB          Baa2         BBB+
   Senior unsecured debt                       BBB-         Baa3         BBB
   Preferred stock                             BB+          Ba2          BBB-
   Commercial paper                            A-3          P-3          F2
   Transitional funding trust notes            AAA          Aaa          AAA

   A downgrade in IP's credit rating to below investment grade could increase the risk that IP would be unable to refinance its debt obligations as they come due, including $96 million of mortgage bonds due in July 2002, and could increase the borrowing costs incurred by IP in connection with any such refinancings. IP's financial flexibility could likewise be reduced as a result of restrictive covenants and other terms that are typically imposed on non-investment grade borrowers.

   Dynegy management is scheduled to meet with representatives of Standard & Poor's, Moody's, and Fitch in the near future. These meetings are expected to focus on Dynegy's business strategy, 2002 forecast, business operations and the amount and sustainability of cash flows. Neither Dynegy nor IP can predict with any certainty the actions, if any, that may be taken by the rating agencies subsequent to these meetings.

                             ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

AVAILABLE CREDIT CAPACITY   The following table provides the components of IP's
available credit capacity at quarter end:

                            AVAILABLE CREDIT CAPACITY

                                                          MARCH 31, 2002
                                                          --------------
Outstanding Revolving Credit Agreement(1)                 $          240
Unused Borrowing Capacity                                             60
                                                          --------------
Total Credit Capacity                                     $          300
                                                          --------------

(1) The 364-day $300 million revolving credit agreement matures on May 20, 2002. This bank commitment supports the amount of commercial paper outstanding at any time and provides funds for working capital needs and other general corporate purposes. IP is seeking to replace the maturing facility with a new facility of at least $200 million. IP can provide no assurance that it will be able to refinance this bank credit facility on terms comparable to its existing facility. The existing 364-day revolver includes a "term-out" provision which would permit IP to convert outstanding borrowings under the current revolver to a one-year term-loan in the event a new facility cannot be placed.

   Under current market conditions, IP does not have access to the commercial paper markets and has relied on its bank credit facility, operating cash flows, cash balances on hand and other sources of liquidity for its short-term liquidity requirements. Management believes this level of liquidity is adequate to allow IP to operate its business, even in the event of a downgrade in credit rating.

   As of March 31, 2002, IP had one standby bond purchase facility in the aggregate principal amount of $152 million which provided credit enhancement for $150 million of Illinois Development Finance Authority ("IDFA") 1997 Series A, B and C bonds (the "Pollution Control Bonds"), along with one month's interest of approximately $2 million, for which IP's Pollution Control Series P, Q and R mortgage bonds were issued without coupon and pledged to secure payment on the Pollution Control Bonds. On April 9, 2002, the indenture was amended to incorporate an additional interest rate setting mechanism, the auction rate mode. After the indenture was amended, the Pollution Control Bonds were reissued without further change. The auction rate mode does not require the use of a standby purchase facility, allowing the standby bond purchase facility to expire without consequence.

   On March 28, 2002, IP completed a solicitation of consents from its preferred stockholders to amend its Restated Articles of Incorporation to eliminate a provision that limited the amount of unsecured indebtedness that IP could issue or assume. In addition, Illinova completed a tender offer pursuant to which it acquired 662,924 shares, or approximately 73%, of IP preferred stock. The New York Stock Exchange has taken action to delist each of the series of preferred stock that were subject to the tender offer and previously listed thereon. On March 29, 2002, IP amended its Restated Articles of Incorporation to eliminate this provision. Certain charges incurred in connection with the consent solicitation, approximately $1 million in the aggregate, were paid by IP. These charges are reflected as an adjustment to Retained Earnings in the accompanying Balance Sheet.

AFFILIATE TRANSACTION   IP maintains an unsecured note receivable due from its
parent relating to the October 1999 transfer of the fossil-fueled generating assets. The note matures on September 30, 2009 and bears interest at an annual rate of 7.5%, due semiannually in April and October. In the first quarter of 2002, Illinova accelerated the payment of two months' accrued interest on the note receivable in the amount of $29 million. At March 31, 2002, principal outstanding under the note receivable approximated $2.3 billion and accrued interest approximated $14 million. In the fourth quarter of 2001, Illinova accelerated the payment of accrued interest on the note receivable for the three months ended December 31, 2001 in the amount of $43 million. At December 31, 2001, principal outstanding under the note receivable approximated $2.3 billion with no accrued interest. Optional principal repayments and periodic interest payments accruing under this arrangement are available from the parent to provide IP with a source of liquidity for its required expenditures.

DIVIDENDS   Under IP's Restated Articles of Incorporation, common stock dividends are subject to the preferential rights of the holders of preferred and preference stock. IP is also limited in its payment of dividends by the Illinois Public Utilities Act, which requires retained earnings equal to or greater than the amount of any proposed dividend declaration or payment. The Federal Power Act precludes declaration or payment of dividends by electric utilities "out of money properly stated in a capital account." IP's retained earnings balance is expected to be sufficient during 2002 to support payment of all scheduled preferred

                             ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

dividends. On February 1, 2002, IP paid preferred stock dividends of $.6 million. On March 28, 2002, IP declared and paid common stock dividends of $.5 million to Illinova.

CAPITAL ASSET PROGRAM   Construction expenditures for the three months ended
March 31, 2002 were approximately $29 million. IP estimates that it will spend approximately $126 million on construction for the remainder of 2002. Construction expenditures consist of numerous projects to upgrade and maintain the reliability of IP's electric and gas distribution and transmission systems, add new customers to the system and prepare for a competitive environment. IP construction expenditures for 2003 through 2006 are expected to total approximately $610 million. Additional expenditures may be required during this period to accommodate the transition to a competitive environment, environmental compliance, system upgrades and other costs that cannot be determined at this time.

CONCLUSION   IP believes that it will be able to meet all foreseeable cash requirements, including working capital, capital expenditures and debt service, from operating cash flow, supplemented as necessary by borrowings under its credit facility, public debt issuances and other sources of liquidity.

OTHER MATTERS

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

REGULATORY MATTERS - P.A. 90-561 - RATE ADJUSTMENT PROVISIONS   P.A. 90-561 gave
IP's residential customers a 15% decrease in base electric rates beginning August 1, 1998. An additional 5% decrease went into effect on May 1, 2002 and is to remain effective through January 1, 2005. Legislation has recently been introduced that would extend this rate freeze through December 31, 2006. The current rate decreases result in expected revenue reductions of approximately $93 million in 2002, approximately $101 million in 2003 and approximately $103 million in 2004, based on projected consumption.

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

              FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

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

   Prior to the Dynegy-Illinova merger in February 2000, IP periodically utilized interest rate derivatives (principally interest rate swaps and caps) to adjust the portion of its overall borrowings subject to interest rate risk. As of March 31, 2002 and December 31, 2001, there were no interest rate derivatives outstanding.

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

IMPACT OF PRICE FLUCTUATIONS   IP's operating results may be impacted by
commodity price fluctuations for electricity used in supplying service to its customers. IP has contracted with AmerGen and DMG to supply power via PPAs. Should power acquired under these agreements be insufficient to meet IP load requirements, IP will have to buy power at current market prices. The PPA with DMG obligates DMG to provide power up to the reservation amount even if DMG has individual units unavailable at various times. The PPA with AmerGen does not obligate AmerGen to acquire replacement power for IP in the event of a curtailment or shutdown at the Clinton Power Station ("Clinton"). Under a Clinton shutdown scenario, to the extent IP exceeds its capacity reservation with DMG, IP will have to buy power at current market prices.

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

                             ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

RESULTS OF OPERATIONS

Provided below is an unaudited tabular presentation of certain IP operating and financial statistics for the three-month periods ended March 31, 2002 and 2001, respectively.

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                         ----------------------------
                                                                             2002           2001
                                                                         ------------   -------------
                                                                                (IN MILLIONS)
          ELECTRIC SALES REVENUES -
             Residential                                                 $         96   $        100
             Commercial                                                            72             73
             Commercial-distribution*                                              --              1
             Industrial                                                            60             63
             Industrial-distribution*                                               2             --
             Other                                                                  8              9
                                                                         ------------   ------------
                 Revenues from ultimate consumers                                 238            246
             Interchange                                                           --             --
             Transmission/Wheeling                                                  9              9
                                                                         ------------   ------------
                 Total Electric Revenues                                 $        247   $        255
                                                                         ============   ============

          ELECTRIC SALES IN KWH -
             Residential                                                        1,304          1,382
             Commercial                                                         1,022          1,054
             Commercial-distribution*                                               1             23
             Industrial                                                         1,376          1,435
             Industrial-distribution*                                             707            586
             Other                                                                 93             99
                                                                         ------------   ------------
                 Sales to ultimate consumers                                    4,503          4,579

             Interchange                                                           --              1
                                                                         ------------   ------------
                 Total Electric Sales                                           4,503          4,580
                                                                         ============   ============

          GAS SALES REVENUES -
             Residential                                                 $        101   $        178
             Commercial                                                            36             69
             Industrial                                                             6             22
             Other                                                                  1              2
                                                                         ------------   ------------
                 Revenues from ultimate consumers                                 144            271
             Transportation of customer-owned gas                                   1              2
             Sales to affiliates                                                    1              1
                                                                         ------------   ------------
                 Total Gas Revenues                                      $        146   $        274
                                                                         ============   ============

          GAS SALES IN THERMS -
             Residential                                                          153            173
             Commercial                                                            62             74
             Industrial                                                            15             25
                                                                         ------------   ------------
                 Sales to ultimate consumers                                      230            272
             Transportation of customer-owned gas                                  72             72
                                                                         ------------   ------------
                 Total gas sold and transported                                   302            344
             Sales to affiliates                                                    3              1
                                                                         ------------   ------------
                 Total Gas Delivered                                              305            345
                                                                         ============   ============

             *Distribution of customer-owned energy

                             ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

THREE-MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

For the quarter ended March 31, 2002, IP reported net income of $35 million, compared with first quarter 2001 net income of $60 million. Net income for 2002 reflected the effect of unseasonably mild weather and the general economic downturn. Net income for 2001 reflected the effect of much stronger gas sales.

   Operating revenues in 2002 decreased $136 million primarily due to the general economic downturn and decreased demand resulting from unusually mild weather coupled with lower gas prices. Electric revenues decreased due to lower usage from residential and commercial customers, partially offset by an increase in delivery service usage. Gas revenues decreased due to much lower usage coupled with significantly lower prices.

   Operating expenses, exclusive of income taxes discussed below, decreased $116 million in 2002 compared to 2001. Electric power purchases were down due to a decrease in usage caused by warm weather which was offset by higher prices. Gas costs were down due to warm weather and significantly lower prices while other operating expenses increased slightly. General taxes were down due to lower gas revenue taxes.

   Other income includes interest income associated with the affiliate note receivable of $43 million in 2002 as compared to $42 million in 2001 arising from the fossil asset transfer. In addition, other income in 2001 includes favorable insurance and litigation settlements. Interest expense period-to-period decreased $4 million reflecting lower average principal balances and lower borrowing rates.

   IP reported an income tax provision of $24 million for the three-month period ended March 31, 2002, compared to an income tax provision of $39 million for the 2001 period. The effective tax rates approximated 41% and 39% in 2002 and 2001, respectively. The differences between the aforementioned effective tax rates and the statutory tax rate of 40% for both periods result principally from the tax deductibility of the dividends on company obligated mandatorily redeemable preferred securities. The last of the mandatorily redeemable preferred securities, TOPrS, were redeemed as of September 30, 2001. The effective tax rate for 2002 reflects the loss of this deduction as compared with the 2001 rate.

OPERATING CASH FLOW

Cash flow from operating activities totaled $82 million for the three-month period ended March 31, 2002, compared to $20 million reported in the 2001 period. Changes in operating cash flow reflect the operating results previously discussed herein. Also affecting cash flow for 2002 were decreases in unbilled revenue, increases in accounts payable, lower inventory levels from underground gas storage withdrawals and an increase in accounts receivable offset by the accelerated interest payments on the Illinova note. Cash flow in 2001 was affected by higher priced natural gas purchases and income taxes paid.

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION This Quarterly Report includes statements reflecting assumptions, expectations, projections, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "project," "forecast," "may," "should," "expect," "will" and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

-   projected operating or financial results;
- expectations regarding capital expenditures, preferred dividends and other matters;
-   beliefs about the financial impact of deregulation;
-   assumptions regarding the outcomes of legal and administrative proceedings;
-   estimations relating to the potential impact of new accounting standards;
-   intentions with respect to future energy supplies; and
-   anticipated costs associated with legal and regulatory compliance.

                             ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

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

                             ILLINOIS POWER COMPANY

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Quantitative and Qualitative Disclosures About Market Risk are set forth in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Risk-Management Assessment" herein.

                             ILLINOIS POWER COMPANY

                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There have been no material developments affecting IP with respect to IP's legal proceedings since the filing of the Form 10-K.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 28, 2002, IP completed a solicitation of consents from its preferred shareholders to amend its Restated Articles of Incorporation to eliminate a provision that limited the amount of unsecured indebtedness that IP could issue or assume. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of this consent solicitation.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) There are no instruments or documents required to be included as exhibits to this Form 10-Q.
(b) Reports on Form 8-K of Illinois Power Company filed during the first quarter of 2002:

    - Current Report on Form 8-K dated February 26, 2002. Items 5 and 7 were reported and no financial statements were filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Illinois Power Company


Date:  MAY 15, 2002                    By: /s/  Peggy E. Carter
                                           -------------------------------------

                                           Peggy E. Carter, Vice President
                                           and Controller
                                           (Duly Authorized Officer and
                                           Principal Accounting Officer)