Form 10-Q/A
period 2002-03-31
ILLINOIS POWER CO
filed 2002-06-25
CIK 49816

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 1
                                        TO
                                    FORM 10-Q

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

NOTE 3 - RELATED PARTIES

IP is indirectly owned by Dynegy. Like many companies in the energy merchant industry, Dynegy has faced a number of challenges since the end of 2001. Events surrounding the collapse of Enron Corp. have contributed to an unprecedented business environment fueled by skepticism among regulators and investors alike. Additionally, certain other issues specific to Dynegy have negatively impacted its business. Due to IP's relationship with Dynegy, adverse developments or announcements concerning Dynegy, including actions by the ratings agencies or the effects of any new investigations, actions or events that may occur or be announced, could adversely affect IP's cash flows, financial condition, access to capital and receipt of various corporate services, even if IP has not suffered any similar development.

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

Dynegy management is engaged in continuing discussions with representatives of Standard & Poor's, Moody's and Fitch. These discussions are focused on Dynegy's business strategy, 2002 forecast, business operations and the amount and sustainability of cash flows. Neither Dynegy nor IP can predict with any certainty the actions, if any, that may be taken by the rating agencies in the future.

IP relies on an unsecured note receivable from Illinova Corporation, its direct parent company and a Dynegy subsidiary, for a substantial portion of its net cash provided by operating activities. This note receivable represented approximately 47% of IP's total assets as of March 31, 2002, and the interest income received on this note receivable after adjustment for taxes represented approximately 34% of IP's net cash provided by operating activities during the quarter ended March 31, 2002. Management believes that the unsecured note receivable is fully collectible based on its assessment of Dynegy's creditworthiness. In the event that IP does not receive payments on this note receivable, its financial condition and results of operations would be materially adversely affected. Following is a description of the unsecured note receivable and IP's other transactions with Dynegy.

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


                                       Illinois Power Company


Date:  June 25, 2002                   By: /s/  Peggy E. Carter
                                           -------------------------------------

                                           Peggy E. Carter, Vice President
                                           and Controller
                                           (Duly Authorized Officer and
                                           Principal Accounting Officer)