Form 10-Q
period 2002-06-30
ILLINOIS POWER CO
filed 2002-08-14
CIK 49816

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

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

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

  Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

  Condensed Consolidated Balance Sheets:
      June 30, 2002 and December 31, 2001...............................      3
  Condensed Consolidated Statements of Income:
      For the three and six months ended June 30, 2002 and 2001.........      4
  Condensed Consolidated Statements of Cash Flows:
      For the six months ended June 30, 2002 and 2001...................      5
  Notes to Condensed Consolidated Financial Statements..................      6

  Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS........................     12

  Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK................................................     23

PART II.  OTHER INFORMATION

  Item 1.    Legal Proceedings..........................................     24

  Item 6.    Exhibits and Reports on Form 8-K...........................     24

ILLINOIS POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (IN MILLIONS, EXCEPT
 SHARE DATA)
--------------------------------------------------------------------------------

                                                                                  JUNE 30,          DECEMBER 31,
                                                                                    2002                2001
                                                                              --------------      --------------

                                     ASSETS
UTILITY PLANT:
Electric (includes construction work in progress of $117 million and $114
   million, respectively)                                                     $        2,414      $        2,369
Gas (includes construction work in progress of $20 million and $19
   million, respectively)                                                                761                 757
                                                                              --------------      --------------
                                                                                       3,175               3,126
Less - accumulated depreciation                                                        1,247               1,220
                                                                              --------------      --------------
                                                                                       1,928               1,906
                                                                              --------------      --------------

INVESTMENTS AND OTHER ASSETS                                                               9                  11
                                                                              --------------      --------------

CURRENT ASSETS:
Cash and cash equivalents                                                                 27                  53
Accounts receivable, net                                                                 106                  97
Accounts receivable, affiliates                                                           50                   7
Accrued unbilled revenue                                                                  67                  78
Materials and supplies, at average cost                                                   29                  45
Prepayments and other                                                                     17                  24
                                                                              --------------      --------------
                                                                                         296                 304
                                                                              --------------      --------------

NOTE RECEIVABLE FROM AFFILIATE                                                         2,271               2,271
                                                                              --------------      --------------

DEFERRED DEBITS:
Transition period cost recovery                                                          202                 225
Other                                                                                    147                 144
                                                                              --------------      --------------
                                                                                         349                 369
                                                                              --------------      --------------
                                                                              $        4,853      $        4,861
                                                                              ==============      ==============

                             CAPITAL AND LIABILITIES
CAPITALIZATION:
Common stock -- no par value, 100,000,000 shares authorized:
   75,643,937 shares issued, stated at                                        $        1,274      $        1,274
Additional paid-in capital                                                                 8                   8
Retained earnings - accumulated since 1/1/99                                             311                 234
Less - Capital stock expense                                                               7                   7
Less - 12,751,724 shares of common stock in treasury, at cost                            287                 287
                                                                              --------------      --------------
                                                                                       1,299               1,222

Preferred stock                                                                           46                  46
Long-term debt                                                                         1,562               1,605
                                                                              --------------      --------------
                                                                                       2,907               2,873
                                                                              --------------      --------------

CURRENT LIABILITIES:
Accounts payable                                                                          57                  71
Accounts payable, affiliates                                                              22                  15
Notes payable and current portion of long-term debt                                      482                 460
Accrued liabilities                                                                      108                 160
                                                                              --------------      --------------
                                                                                         669                 706
                                                                              --------------      --------------

DEFERRED CREDITS:
Accumulated deferred income taxes                                                      1,099               1,087
Accumulated deferred investment tax credits                                               22                  22
Other                                                                                    156                 173
                                                                              --------------      --------------
                                                                                       1,277               1,282
                                                                              --------------      --------------
                                                                              $        4,853      $        4,861
                                                                              ==============      ==============

            See notes to condensed consolidated financial statements.

ILLINOIS POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (IN MILLIONS)
--------------------------------------------------------------------------------

                                                         THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                              JUNE 30,                               JUNE 30,
                                                  --------------------------------       -------------------------------
                                                      2002                2001               2002                2001
                                                  ------------        ------------       ------------        -----------
OPERATING REVENUES:
Electric                                          $        284        $        275       $        531        $       530
Gas                                                         60                  67                206                341
                                                  ------------        ------------       ------------        -----------
    Total                                                  344                 342                737                871
                                                  ------------        ------------       ------------        -----------

OPERATING EXPENSES AND TAXES:
Power purchased                                            159                 158                311                309
Gas purchased for resale                                    31                  39                128                256
Other operating expenses                                    33                  35                 69                 65
Maintenance                                                 12                  13                 25                 26
Depreciation and amortization                               21                  20                 41                 40
Amortization of regulatory assets                           13                  13                 26                 26
General taxes                                               16                  16                 36                 39
Income taxes                                                13                  (3)                20                 19
                                                  ------------        -------------      ------------        -----------
    Total                                                  298                 291                656                780
                                                  ------------        ------------       ------------        -----------

Operating income                                            46                  51                 81                 91
                                                  ------------        ------------       ------------        -----------

OTHER INCOME AND DEDUCTIONS - NET:
Interest income from affiliates                             42                  43                 85                 85
Miscellaneous - net                                        (13)                (27)               (29)               (18)
                                                  -------------       -------------      -------------       ------------
    Total                                                   29                  16                 56                 67
                                                  ------------        ------------       ------------        -----------

Income before interest charges                              75                  67                137                158
                                                  ------------        ------------       ------------        -----------

INTEREST CHARGES:
Interest expense                                            29                  33                 56                 65
Allowance for borrowed funds used during
construction                                                --                  --                 --                 (1)
                                                  ------------        ------------       ------------        ------------
    Total                                                   29                  33                 56                 64
                                                  ------------        ------------       ------------        -----------

Net income                                                  46                  34                 81                 94
Less - Preferred dividend requirements                      --                   2                  1                  5
                                                  ------------        ------------       ------------        -----------
Net income applicable to common
shareholder                                       $         46        $         32       $         80        $        89
                                                  ============        ============       ============        ===========

            See notes to condensed consolidated financial statements.

ILLINOIS POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN MILLIONS)
--------------------------------------------------------------------------------

                                                                                     SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                             ----------------------------------
                                                                                  2002                  2001
                                                                             ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                   $         81          $         94
Items not affecting cash flows from operating activities:
    Depreciation and amortization                                                      70                    69
    Deferred income taxes                                                              12                    10
Changes in assets and liabilities resulting from operating activities:
    Accounts receivable                                                               (52)                   23
    Unbilled revenue                                                                   11                    52
    Materials and supplies                                                             16                    18
    Prepayments                                                                         6                    10
    Accounts payable                                                                   (7)                  (68)
    Other deferred credits                                                            (17)                  (14)
    Interest and taxes accrued and other, net                                         (54)                  (29)
                                                                             ------------          ------------

Net cash provided by operating activities                                              66                   165
                                                                             ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                                                  (68)                  (69)
Other investing activities                                                              2                     2
                                                                             ------------          ------------

Net cash used in investing activities                                                 (66)                  (67)
                                                                             ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Dividends on common and preferred stock                                                (1)                 (101)
Redemptions:
    Short-term debt                                                                   (38)                 (120)
    Long-term debt                                                                    (43)                 (230)
Issuances:
    Short-term debt                                                                    60                   169
    Long-term debt                                                                     --                   187
Other financing activities                                                             (4)                   (9)
                                                                             ------------          ------------

Net cash used in financing activities                                                 (26)                 (104)
                                                                             ------------          ------------

Net change in cash and cash equivalents                                               (26)                   (6)
Cash and cash equivalents at beginning of period                                       53                    24
                                                                             ------------          ------------

Cash and cash equivalents at end of period                                   $         27          $         18
                                                                             ============          ============

            See notes to condensed consolidated financial statements.

                             ILLINOIS POWER COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2002 AND 2001

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

  The financial statements include all material adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim period. Interim period results are not necessarily indicative of the results for the full year. The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management reviews its estimates, and any changes in facts and circumstances may result in revised estimates. Actual results could differ materially from those estimates.

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

  Cash and cash equivalents include cash on hand and temporary investments purchased with an initial maturity of three months or less. At each of June 30, 2002 and December 31, 2001, approximately $11 million of such cash and cash equivalents was restricted. This restricted cash is reserved for use in paying off the Transitional Funding Trust Notes issued under the provisions of the Electric Service Customer Choice and Rate Relief Law of 1997 ("P.A. 90-561").

  In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("FAS") No. 143, "Accounting for Asset Retirement Obligations." FAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as part of the carrying amount of the long-lived asset. FAS 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. IP is evaluating the future financial effects of adopting FAS 143 and expects to adopt the standard effective January 1, 2003.

  In April 2002, the FASB issued FAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." IP expects to adopt FAS 145 on January 1, 2003 and does not expect the adoption to impact IP's financial position or results of operations.

  In June 2002, the FASB issued FAS 146, "Accounting for Exit or Disposal Activities." FAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF" or the "Task Force") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of FAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. FAS 146 will be effective for exit or disposal activities that are initiated after December 31,

                             ILLINOIS POWER COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2002 AND 2001

2002. IP is evaluating the future financial effects of adopting FAS 146 and expects to adopt the standard effective January 1, 2003.

NOTE 2 - BUSINESS REORGANIZATION

IP implemented a corporate restructuring in November 2001 that affected departments throughout the organization. As part of the restructuring, severance and early retirement costs of $15 million ($9 million after-tax) were recorded in the fourth quarter of 2001. Severance charges represented approximately $5 million ($3 million after-tax) of the total costs incurred, of which $4 million had been paid by June 30, 2002. As of June 30, 2002, 85 employees were either severed or have elected early retirement as a result of the restructuring. An additional 17 employees who have already been notified will be severed or will retire by the end of 2002. The severance/retirement plan is being executed pursuant to IP's plan and related actions are expected to be substantially completed by December 31, 2002.

NOTE 3 - RELATED PARTIES

IP is indirectly owned by Dynegy Inc. Like many companies in the merchant energy industry, Dynegy has faced a number of challenges since the end of 2001. These challenges include, among others: the effects of contraction in the trading markets and downgrades in Dynegy's credit ratings affecting its ability to conduct its customer and risk-management business; a weak commodity price environment for natural gas and power; the impact of various legal proceedings and investigations involving Dynegy's failed merger with Enron Corp., a structured natural gas transaction referred to as Project Alpha and roundtrip trades; increased collaterization requirements for Dynegy's commercial obligations resulting from downgrades in its credit ratings; and the effect of these and other issues on public confidence in Dynegy's long-term business strategy and its ability to generate sustainable cash flows. Dynegy has also announced that it expects restatements to its 2001 financial statements as a result of changes in the accounting of the aforementioned Project Alpha and that it is undergoing a re-audit of its 1999
- 2001 financial statements.

  Due to IP's relationship with Dynegy, adverse developments or announcements concerning Dynegy, including further actions by the ratings agencies or the effects of any new investigations, actions or events that may occur or be announced, could adversely affect IP's cash flows, financial condition, access to capital and receipt of various corporate services, even if IP has not suffered any similar development. For example, in July 2002 IP priced a public offering of $325 million Mortgage bonds. In late July, following announcement by Dynegy of a $500 million second quarter charge and lowered operating cash flow guidance (from up to $1 billion to a range of $600 million to $700 million), all three major credit rating agencies further downgraded the credit ratings of Dynegy and its subsidiaries, including IP. These downgrades caused the termination of IP's $325 million Mortgage bond offering.

  Further, in its second quarter 2002 Form 10-Q, filed with the SEC on August 14, 2002, Dynegy provided significant disclosures relating to its $2 billion capital plan and its current liquidity position. These disclosures included an indication that if Dynegy were unable to complete the previously announced sale of Northern Natural Gas Company in the near term or other elements of its strategy prior to the second quarter 2003, it could be forced to consider other strategic alternatives or a possible reorganization under the protection of bankruptcy laws. IP cannot predict with any degree of certainty the effects that any such alternatives or reorganization would have on its financial condition or results of operations.

  IP relies on an unsecured note receivable from Illinova Corporation, its direct parent company and a Dynegy subsidiary, for a substantial portion of its net cash provided by operating activities. This note receivable represented approximately 47% of IP's total assets as of June 30, 2002. In the event that IP does not receive payments on this note receivable, its financial condition and results of operations would be materially adversely affected. Following is a description of the unsecured note receivable and IP's other transactions with Dynegy.

                             ILLINOIS POWER COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2002 AND 2001

   Effective October 1, 1999, IP transferred its wholly owned fossil generating assets and other generation-related assets and liabilities at net book value to Illinova in exchange for an unsecured note receivable of approximately $2.8 billion. Such assets were subsequently contributed by Illinova to Illinova Power Marketing Inc. ("IPMI"), an Illinova subsidiary. Following the Dynegy-Illinova merger, IPMI was renamed Dynegy Midwest Generation, Inc. ("DMG"), and contributed to Dynegy Inc. Dynegy subsequently contributed DMG to Dynegy Holdings Inc., a Dynegy subsidiary. Effective August 31, 2001, approximately $9 million of additional fossil generation-related assets were transferred to Illinova, and concurrently to DMG, and the unsecured note receivable was adjusted accordingly. The note matures on September 30, 2009 and bears interest at an annual rate of 7.5%, due semiannually in April and October. At June 30, 2002, principal outstanding under the note receivable approximated $2.3 billion and accrued interest approximated $43 million. In the fourth quarter of 2001, Illinova accelerated the payment of accrued interest on the note receivable for the three months ended December 31, 2001 in the amount of $43 million. At December 31, 2001, principal outstanding under the note receivable approximated $2.3 billion with no accrued interest. IP recognized approximately $85 million of interest income from Illinova on the note for the first six months of 2002 and approximately $42 million for the quarter ended June 30, 2002. IP recognized approximately $85 million of interest income from Illinova on the note for the first six months of 2001 and approximately $43 million for the quarter ended June 30, 2001.

  IP routinely conducts business with subsidiaries of Dynegy. These transactions include the purchase or sale of electricity, natural gas and transmission services as well as certain other services. Operating revenue derived from transactions with affiliates approximated $8 million and $16 million for the three and six months ended June 30, 2002, respectively. Operating revenue derived from transactions with affiliates approximated $11 million and $18 million for the three and six months ended June 30, 2001, respectively. Aggregate operating expenses charged by affiliates approximated $135 million and $255 million for the three and six months ended June 30, 2002, respectively, including $124 million and $237 million, respectively, for power purchased. Aggregate operating expenses charged by affiliates approximated $131 million and $279 million for the three and six months ended June 30, 2001, respectively, including $113 million and $226 million, respectively, for power purchased. The change in operating expenses, excluding power purchased, resulted from a decline in gas purchases. Management believes that related party transactions have been conducted at prices and terms similar to those available to and transacted with unrelated parties.

  IP has a power purchase agreement ("PPA") with DMG that provides IP the right to purchase power from DMG for a primary term extending through December 31, 2004. This right to purchase power qualifies under the normal purchase and sale exemption with FAS 133, "Accounting for Derivative Instruments and Hedging Activities," and, therefore, IP has accounted for the PPA under the accrual method. The primary term may be extended on an annual basis, subject to concurrence by both parties and regulatory approvals. The PPA defines the terms and conditions under which DMG provides power and energy to IP using a tiered pricing structure. With this arrangement, IP believes it has an adequate power supply for expected IP load plus a reserve supply above that expected level. Should power acquired under this agreement be insufficient to meet IP load requirements, IP will have to buy power at current market prices. The PPA obligates DMG to provide power up to the reservation amount even if DMG has individual units unavailable at various times.

  Effective January 1, 2000, the Dynegy consolidated group, which includes IP, began operating under a Services and Facilities Agreement, whereby other Dynegy affiliates exchange services with IP such as financial, legal, information technology and human resources as well as shared facility space. IP services are exchanged at fully distributed costs and revenue is not recorded under this agreement. Management believes that the allocation method utilized under this agreement is reasonable and amounts charged under this agreement would result in costs to IP similar to costs IP would have incurred for these services on a stand-alone basis. This agreement also includes tax sharing provisions between IP and its indirect parent, Dynegy.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

LEGAL AND ENVIRONMENTAL MATTERS

Please see Note 5, "Commitments and Contingencies," to IP's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "Form 10-K") for a description of the material legal and environmental matters affecting IP. No material developments affecting IP have occurred with respect to these matters since IP's filing of the Form 10-K.

                             ILLINOIS POWER COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2002 AND 2001


   Thirty-four lawsuits are pending against IP for illnesses based on alleged exposure to asbestos at generation facilities previously owned by IP. Twenty-eight of these lawsuits were filed during 2002, with 24 of these filed subsequent to March 31, 2002. IP intends to vigorously defend against these lawsuits. It is not possible to predict with certainty the extent to which IP will incur any liability or to estimate the damages, if any, that might be incurred in connection with these or subsequent similar lawsuits; however, the company does not expect to incur any material liability with respect to these thirty-four lawsuits.

REGULATORY MATTERS

P.A. 92-0537 - EXTENSION OF RETAIL ELECTRIC RATE FREEZE   On June 6, 2002,
the Governor of Illinois signed a bill that adds two years to the current retail electric rate freeze in Illinois. The bill extends through 2006 the mandatory retail electric rate freeze, which was originally required by P.A. 90-561. P.A. 92-0537 freezes IP's rates for full service, or "bundled" electric service at current levels unless the two-year average of IP's earned return on equity is below the two-year average of the monthly average yields of monthly Treasury Long-Term Average Rates for the concurrent period, in which event IP may request a rate increase from the Illinois Commerce Commission ("ICC"). The ICC would rule on this request for a rate increase using traditional ratemaking standards. As a result of the retail rate freeze, IP's bundled service retail electricity consumers are expected to continue to pay their current electric rates for the next several years. The rate freeze does not apply to IP's rates for distribution service to customers choosing direct access. These rates are currently required to be based on cost of service and can be raised or lowered by the ICC. Beginning in 2007, absent further extension of the retail electric rate freeze or other action, IP expects that the distribution and transmission component of retail electric rates will continue to be required to be based on costs while the power and energy component may be required to be based on prices in the wholesale market.

P.A. 90-561/92-0537 - UTILITY EARNINGS CAP   The regulatory reform
legislation contains floor and ceiling provisions applicable to IP's Return on Equity ("ROE") during the mandatory transition period ending in 2006. Pursuant to the provisions in the legislation, IP may request an increase in its base rates if the two-year average of its earned ROE is below the two-year average of the monthly average yields of the monthly Treasury Long-Term Average Rates for the concurrent period ("Treasury Yield"). Conversely, IP is required to refund amounts to its customers equal to 50% of the value earned above a defined "ceiling limit." The ceiling limit is exceeded if IP's two-year average ROE exceeds the Treasury Yield, plus 6.5% in 2002 through 2006 (which increases to 8.5% in 2002 through 2006 if IP chooses not to request transition charges after 2006). Regulatory asset amortization is included in the calculation of ROE for the ceiling test but is not included in the calculation of ROE for the floor test. Prior to 2002, the ROE test was based on the two-year average of the monthly average yields of 30-year U.S. Treasury Bonds. During 2001, IP's two-year average ROE was within the allowable ROE collar.

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

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2002 AND 2001

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

  On August 21, 2001, IP and seven of the transmission owners proposing to form the Alliance RTO ("Alliance Companies") entered into a letter of intent with National Grid, USA ("National Grid") pursuant to which National Grid would serve as the Alliance RTO's managing member for a period of seven years. On November 1, 2001, the Alliance Companies filed the definitive agreements with the FERC for approval.

  In an order issued on December 20, 2001, the FERC reversed its previous findings and stated that it could not approve the Alliance RTO as an RTO. The FERC further directed the Alliance Companies to explore how their business plan, including the participation of National Grid, could be accommodated within the MISO. In addition, the FERC directed the Alliance Companies to file a statement of their plans to join an RTO, including the timeframe, within 60 days of December 20th.

  On January 8, 2002, the Alliance Companies and National Grid commenced substantive discussions with the MISO as directed by the FERC. In addition, the Alliance Companies continued to consider other opportunities for participation in an RTO. On February 19, 2002, IP, in conjunction with the Alliance Companies, filed a report with the FERC stating that the Alliance Companies have been in discussions with both MISO and PJM Interconnection LLC ("PJM"), but have been unable to reach agreement. On March 5, 2002, IP, in conjunction with the Alliance Companies, filed a second report and petition for declaratory order with the FERC. The Petition requests approval of a structure under which National Grid would operate a for-profit transmission company consisting of the Alliance Companies' transmission assets under the oversight of the MISO. On April 25, 2002, the FERC issued an order granting in part the Alliance Companies' petition. The order stated the position of the FERC with regard to the split of functions between the MISO, as the RTO for the region, and Alliance GridCo, as a for-profit independent transmission company ("ITC") that operates under the MISO. The FERC also approved the rate design proposed by the Alliance Companies, whether they join PJM, MISO or another RTO. The FERC clarified that if the Alliance Companies join MISO, the MISO must return the $60 million paid by the Illinois utilities to exit the MISO. Finally, the FERC directed the Alliance Companies to submit a compliance filing within 30 days indicating which RTO they will join, and whether their participation will be collective or individual.

  On May 28, 2002, IP submitted a letter to the FERC indicating that it would join PJM either as an individual transmission owner or as part of an ITC. On June 21, 2002, PJM, National Grid, American Electric Power Service Corporation ("AEP"), Commonwealth Edison Company ("ComEd") and IP entered into a Memorandum of Understanding ("MOU") outlining a 30-day process under which AEP, ComEd and IP ("ITC Participants") would pursue the formation of an ITC under PJM with National Grid serving as the independent manager or administrator of the ITC. The MOU was filed with the FERC on June 25, 2002. An ITC Participant or National Grid will be excused from its obligations under the MOU if any of such parties are unable to reach the agreements necessary to participate in PJM through the ITC. If an ITC Participant is unable to reach such agreements, each party is committed to join PJM as an individual transmission owner.

                             ILLINOIS POWER COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2002 AND 2001

  At this time, IP has elected to join PJM as an individual transmission owner, and is negotiating the agreements necessary to do so. On July 31, 2002, FERC issued an order approving IP's proposal to join PJM, subject to certain conditions. These conditions include a requirement that (i) the parties negotiate and implement a rate design that will eliminate rate pancaking between PJM and MISO, and (ii) the North American Electric Reliability Council oversee the reliability plans for MISO and PJM. In addition, FERC has initiated an investigation under Federal Power Act section 206 of MISO, PJM West and PJM's transmission rates for through and out service and revenue distribution. Although IP is not currently charging rates or collecting revenues through these entities, once IP begins operating under PJM, IP's transmission rates and revenues could be impacted by the outcome of this proceeding.

NOTE 5 - DEBT

On May 17, 2002, IP exercised the "term-out" provision contained in its $300 million 364-day revolving credit facility, which was scheduled to mature on May 20, 2002. In connection with this conversion, IP borrowed the remaining $60 million available under this facility. The exercise of the "term-out" provision converted the facility to a one year term loan that matures in May 2003. As such, the amounts outstanding under this loan are classified as current. Borrowings of $300 million were outstanding under this loan at June 30, 2002.

  IP's $96 million Mortgage bonds, which matured on July 15, 2002, were redeemed using $85 million of prepaid interest on the Illinova note and $11 million of working capital.

NOTE 6 - PREFERRED STOCK

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

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2002 AND 2001

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

   On June 24th, Dynegy announced that PricewaterhouseCoopers LLP ("PwC") would re-audit Dynegy's 2001 financial statements as part of the previously announced 2001 restatement process. Dynegy later announced that PwC would expand its re-audit to include Dynegy's 1999 and 2000 financial statements. PwC will not reaudit IP's financial results for these periods except to the extent necessary to support its reaudit of Dynegy's financial statements. IP does not expect PwC's re-audit of Dynegy's financial statements to affect IP's financial statements for 1999 through 2001.

FACTORS AFFECTING FUTURE OPERATING RESULTS

IP's results of operations in the third quarter of 2002 and beyond may be significantly affected by a number of factors, including:

- IP's ability to execute its business strategy of delivering reliable transmission and distribution services in a cost-effective manner;
- IP's ability to address its significant leverage given its non-investment grade status and lack of borrowing capacity;
- the effects of deregulation and, specifically, "direct access" on IP's electric business;
- IP's ability to receive payments under its intercompany note receivable and to otherwise receive continued performance under its arrangements with Dynegy;
-    IP's ability to restore its credit ratings;
-    the effects of weather on IP's electric and gas business; and
- IP's ability to secure power and natural gas for its electric and gas customers.

  Reference is also made to the section "Uncertainty of Forward-Looking Statements and Information" below for additional factors that could impact future operating results.

  In addition, on August 14, 2002, our indirect parent company, Dynegy Inc., filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. Please read Dynegy's Form 10-Q for additional discussion of the issues affecting and that could affect Dynegy and its subsidiaries, including IP.

                             ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2002 AND 2001

LIQUIDITY AND CAPITAL RESOURCES

AVAILABLE CREDIT CAPACITY AND INTERCOMPANY NOTE RECEIVABLE   IP is currently
satisfying its capital requirements primarily with cash from operations, cash on hand and interest income under its $2.3 billion intercompany note receivable from Illinova.

  Under current market conditions, IP does not have access to the commercial paper markets and has limited access to the capital markets due to its non-investment grade credit ratings and other factors, including its relationship with Dynegy. Given these facts, IP expects to continue to rely primarily on cash from operations, cash on hand and interest income under its intercompany note receivable to meet its short-term obligations.

  On May 17, 2002, IP exercised the "term-out" provision contained in its $300 million 364-day revolving credit facility, which was scheduled to mature on May 20, 2002. In connection with this conversion, IP borrowed the remaining $60 million available under this facility. The exercise of the "term-out" provision converted the facility to a one year term loan that matures in May 2003. Borrowings of $300 million were outstanding under this loan at June 30, 2002. IP does not expect to repay this loan prior to its maturity unless a new revolving credit or other facility is secured on mutually acceptable terms.

  IP's $96 million Mortgage bonds, which matured on July 15, 2002, were redeemed using $85 million of prepaid interest on the Illinova note and $11 million of working capital.

  On July 19, 2002, IP announced that it had priced a $325 million public offering of Mortgage bonds. On July 23, 2002, IP terminated the previously announced $325 million Mortgage bond offering because of credit downgrades. IP will seek to complete a Mortgage bond sale later in the third quarter. However, IP cannot guarantee that this planned offering will be successfully completed or that if completed it will occur on terms that the Company currently anticipates.

   In addition, IP is developing alternative financing plans, including the potential utilization of additional securitization financing. As provided under Illinois' electric restructuring legislation, IP has the capacity to issue up to $864 million of additional securitized debt. IP cannot guarantee that any of the financings contemplated in these plans will occur.

  Because IP has no borrowing capacity currently available, its future operations could be adversely affected. For example, a significant portion of IP's operating cash flows will be dedicated to the payment of principal and interest on indebtedness and will not be available for other purposes. Further, because of IP's non-investment grade credit rating and other factors, its ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes could be limited. Please read "Credit Ratings Discussion" for additional factors impacting IP's financial flexibility. IP's ability to meet debt service obligations and reduce total indebtedness will be dependent upon future performance and the other factors described herein, many of which are beyond its control.

  IP had one standby bond purchase facility in the aggregate principal amount of $152 million that provided credit enhancement for $150 million of Illinois Development Finance Authority ("IDFA") 1997 Series A, B and C bonds (the "Pollution Control Bonds"), along with one month's interest of approximately $2 million, for which IP's Pollution Control Series P, Q and R mortgage bonds were issued without coupon and pledged to secure payment on the Pollution Control Bonds. On April 9, 2002, the indenture was amended to incorporate an additional interest rate setting mechanism, the auction rate mode. After the indenture was amended, the Pollution Control Bonds were reissued without further change. The auction rate mode does not require the use of a standby purchase facility, allowing the standby bond purchase facility to expire without consequence.

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

                             ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2002 AND 2001

AFFILIATE TRANSACTION   IP maintains an unsecured note receivable due from
its parent relating to the October 1999 and August 2001 transfers of the fossil-fueled generating assets. The note matures on September 30, 2009 and bears interest at an annual rate of 7.5%, due semiannually in April and October. At June 30, 2002, principal outstanding under the note receivable approximated $2.3 billion and accrued interest approximated $43 million. In July 2002, Illinova prepaid the three months accrued interest of approximately $43 million and accelerated the payment of the interest on the note for the three months ending September 30, 2002 in the amount of approximately $42 million. In the fourth quarter of 2001, Illinova accelerated the payment of accrued interest on the note receivable for the three months ended December 31, 2001 in the amount of $43 million. At December 31, 2001, principal outstanding under the note receivable approximated $2.3 billion with no accrued interest. The interest income received on this note receivable after adjustment for taxes represent approximately 35% of IP's annual net cash provided by operating activities. Please see "Note 3 - Related Parties" in the accompanying financial statements for a discussion of issues currently facing Dynegy and the related effects on IP's ability to continue receiving payments under its intercompany note receivable.

In July 2002, Dynegy provided IP a letter that authorized IP to withhold payments due to Dynegy under the Services and Facilities Agreement in the event Dynegy failed to make interest payments on the note when due.

CREDIT RATINGS DISCUSSION   Credit ratings impact IP's ability to obtain
short-term and long-term financing, the cost of such financing and the execution of its commercial strategies. In determining credit ratings, the rating agencies consider a number of factors. Quantitative factors that are given significant weight include, among other things, earnings before interest, taxes, and depreciation and amortization ("EBITDA"); operating cash flow; total debt outstanding; off balance sheet obligations and other commitments; fixed charges such as interest expense, rent, or lease payments; payments to preferred stockholders; liquidity needs and availability; and various ratios calculated from these factors. Qualitative factors include, among other things, predictability of cash flows, business strategy, industry position and contingencies. In determining IP's credit ratings, the rating agencies also consider the liquidity position and credit ratings of Dynegy, IP's indirect parent company. Although these factors are among those considered by the rating agencies, each rating agency may utilize different factors and may calculate and weigh each factor differently.

  Since IP filed its first quarter 2002 Form 10-Q on May 15, 2002, all three major credit rating agencies have downgraded Dynegy's and IP's credit ratings. On June 24, 2002, following the announcement of Dynegy's new capital plan, Fitch, Inc. lowered its credit ratings for, and maintained its Ratings Watch Negative status on Dynegy and its subsidiaries, including IP. The Senior unsecured debt of Dynegy and Dynegy Holdings was downgraded to "BB+," which is below investment grade. Fitch downgraded the secured debt of IP from "BBB+" to "BBB," an investment grade rating, citing IP's low risk distribution and transmission operations and IP's status as a regulated public utility. On July 22, 2002, Fitch, Inc. again lowered its credit ratings on Dynegy's Senior unsecured debt from "BB+" to "BB-". In addition, Fitch, Inc. lowered the credit ratings on Dynegy's subsidiaries to below investment grade, including IP. IP's Senior secured debt was lowered from "BBB" to "BB"; its Senior unsecured debt was lowered from "BBB-" to "BB-"; its preferred stock was lowered to "B-" from "BB"; and its Short-term debt was lowered from "F3" to "B". On July 25, 2002, Fitch further lowered Dynegy's Senior unsecured debt from "BB-" to "B." IP's Senior secured debt ratings were lowered from "BB" to "BB-" and its Preferred stock was lowered from "B-" to "CCC".

  On June 25, 2002, Standard & Poor's lowered its ratings on Dynegy and its subsidiaries, including IP, and stated that these ratings remain on CreditWatch with negative implications. Standard & Poor's lowered the corporate credit ratings of Dynegy and its subsidiaries, including IP and its Mortgage bonds, to "BBB-," an investment grade credit rating. On July 22, 2002, Standard & Poor's lowered the corporate credit ratings on Dynegy and its subsidiaries, including IP. The Mortgage bonds were lowered from "BBB-" to "BB," which is two notches below investment grade. On July 25, 2002, Standard & Poor's again lowered Dynegy's credit rating, including IP. IP's Senior secured debt rating was lowered from "BB" to "B+," which is four notches below investment grade. According to Standard & Poor's, these ratings actions reflect its analysis of Dynegy's new capital plan and its related effect on credit. The CreditWatch with negative implications reflects concerns regarding Dynegy's ability to generate sustainable cash flow under the new capital plan, as well as a number of events such as the formal SEC investigation into Project Alpha and uncertainty in the capital and energy markets. Standard & Poor's indicated that it intends to resolve the CreditWatch by the third quarter of 2002.

  On June 28, 2002, Moody's lowered its ratings on Dynegy and its subsidiaries, including IP, but removed the ratings from negative watch status. Dynegy's Senior unsecured debt was lowered from "Ba1" to "Ba2," while IP's Senior unsecured debt was lowered from "Baa3" to "Ba1." IP's Senior secured debt ratings were lowered from "Baa2" to "Baa3," an investment grade credit rating. On July 24, 2002, Moody's

                             ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2002 AND 2001

lowered its ratings on Dynegy and its subsidiaries, due to the change in Dynegy's revised cash flow estimate. Dynegy's Senior implied rating was lowered from "Ba1" to "Ba3". IP's Senior secured rating was lowered from "Baa3" to "Ba2" and the Senior unsecured rating was lowered from "Ba1" to "Ba3," both non-investment grade ratings.

  As of August 8, 2002, IP's credit ratings, as assessed by the three major credit rating agencies, were as follows:

------------------------------------------------------------------------------------------------------
                                                        Standard &
                                                        Poor's           Moody's          Fitch
------------------------------------------------------------------------------------------------------
Senior secured debt                                        B+              Ba2              BB-
Senior unsecured debt                                      *               Ba3              B
Preferred stock                                            CCC+            B3               CCC
Transitional funding trust notes                           AAA             Aaa              AAA
------------------------------------------------------------------------------------------------------
*  Not rated

   IP's non-investment grade status has limited its ability to refinance its debt obligations as they mature and limits its access to the capital markets. Non-investment grade status will also likely increase the borrowing costs incurred in connection with any such actions. IP's financial flexibility has likewise been reduced as a result of, among other things, restrictive covenants and other terms typically imposed on non-investment grade borrowers. In addition, IP has been requested to provide letters of credit or other credit security to support certain business transactions, including IP's purchase of natural gas and natural gas transportation. Because of the effect of Dynegy's credit ratings on IP's credit ratings, IP cannot guarantee that its current credit ratings will be significantly improved.

FINANCIAL OBLIGATIONS AND COMMERCIAL COMMITMENTS   IP has entered into
various financial obligations and commitments in the course of its ongoing operations and financing strategies. Financial obligations are considered to represent known future cash payments that the enterprise is required to make under existing contractual arrangements, such as debt and lease agreements. These obligations may result from both general financing activities as well as from commercial arrangements that are directly supported by related revenue-producing activities. Financial commitments represent contingent obligations of the enterprise, which become payable only if certain pre-defined events were to occur, such as funding financial guarantees. Please see IP's Annual Report on Form 10-K for the year ended December 31, 2001, for a complete listing of obligations and commitments.

  IP's contracts on six interstate pipeline companies for firm transportation and storage services for natural gas have changed since the filing of the Form 10-K. These contracts now have varying expiration dates ranging from 2003 to 2012, for a total cost of $116 million, up from $82 million noted in the Form 10-K. The costs associated with these contracts are a component of IP's revenue requirements under its rate-making process.

DIVIDENDS   Under IP's Restated Articles of Incorporation, common stock dividends are subject to the preferential rights of the holders of preferred and preference stock. IP is also limited in its payment of dividends by the Illinois Public Utilities Act, which require retained earnings equal to or greater than the amount of any proposed dividend declaration or payment. The Federal Power Act precludes declaration or payment of dividends by electric utilities "out of money properly stated in a capital account." In addition, the ICC may prevent IP from paying dividends if it determines that IP's capital is or would be impaired. IP's retained earnings balance is expected to be sufficient during 2002 to support payment of all scheduled preferred dividends. For the six months ended June 30, 2002, IP has paid preferred stock dividends of $1.1 million. On March 28, 2002, IP declared and paid common stock dividends of $.5 million to Illinova.

CAPITAL ASSET PROGRAM   Construction expenditures for the six months ended
June 30, 2002 were approximately $68 million. IP estimates that it will spend approximately $69 million on construction for the remainder of 2002. Construction expenditures for the six months ended June 30, 2001, were $69 million, and for the year ended December 31, 2001, were $149 million. Construction expenditures consist of numerous projects to upgrade and maintain the reliability of IP's electric and gas distribution and transmission systems, add new customers to the system and prepare for a competitive environment. IP construction expenditures for 2003 through 2006 are expected to total approximately $600 million. Additional expenditures may be required during this period to accommodate the transition to a competitive environment, environmental compliance, system upgrades and other costs that cannot be determined at this time.

                             ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2002 AND 2001


OTHER MATTERS

COMPETITION   Competition has become a dominant issue for the electric
utility industry. It is a significant departure from traditional regulation in which public utilities have a universal obligation to serve the public in return for protected service territories and regulated pricing designed to allow a reasonable return on prudent investments and recovery of operating costs. The enactment of the Energy Policy Act of 1992 authorized the FERC to mandate wholesale wheeling of electricity by utilities at the request of certain authorized generating entities and electric service providers. Wheeling is the transport of electricity generated by one entity over transmission and distribution lines belonging to another entity. Retail wheeling involves the transport of electricity to end-use customers. The Energy Policy Act currently precludes the FERC from mandating retail wheeling.

  Competition also arises from municipalities seeking to extend their service boundaries to include customers being served by utilities. The right of municipalities to have power wheeled to them by utilities was established in 1973. IP has been obligated to wheel power for municipalities and cooperatives in its territory since 1976.

  Further competition may be introduced by state action, as has occurred in Illinois, or by federal regulatory action. P.A. 90-561, Illinois electric utility restructuring legislation, was enacted in December 1997 and amended in 2002.

REGULATORY MATTERS - P.A. 90-561 - RATE ADJUSTMENT PROVISIONS   P.A. 90-561
gave IP's residential customers a 15% decrease in base electric rates beginning August 1, 1998. An additional 5% decrease went into effect on May 1, 2002 and is to remain effective through December 31, 2006, due to recently passed legislation. The combined impact of these rate decreases is expected to result in a total annual revenue reduction of approximately $91 million in 2002, $101 million in 2003, $103 million in 2004, $105 million in 2005 and
$107 million in 2006, relative to rate levels in effect prior to August 1, 1998.

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

BUSINESS RISK-MANAGEMENT ASSESSMENT

IP's operating results may be impacted by commodity price fluctuations for electricity used in supplying service to its customers. IP has contracted with AmerGen and DMG to supply power via PPAs that expire at the end of 2004. Should power acquired under these agreements be insufficient to meet IP load requirements, IP will have to buy power at current market prices. The PPA with DMG obligates DMG to provide power up to the reservation amount even if DMG has individual units unavailable at various times. The PPA with AmerGen does not obligate AmerGen to acquire replacement power for IP in the event of a curtailment or shutdown at the Clinton Power Station ("Clinton"). Under a Clinton shutdown scenario, to the extent IP exceeds its capacity reservation with DMG, IP will have to buy power at current market prices. Such purchases would expose IP to commodity price risk. As discussed above, PA 90-561 was amended to extend the retail electric rate freeze for two additional years, through 2006. IP has begun discussions to establish PPAs to cover this period, including the possible modification or extension of its existing PPAs.

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

  Prior to the Dynegy-Illinova merger in February 2000, IP periodically utilized interest rate derivatives (principally interest rate swaps and caps) to adjust the portion of its overall borrowings subject to interest rate risk. As of June 30, 2002 and December 31, 2001, there were no interest rate derivatives outstanding.

                             ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2002 AND 2001

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

                             ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2002 AND 2001

RESULTS OF OPERATIONS

Provided below is an unaudited tabular presentation of certain IP operating and financial statistics for the three-month periods ended June 30, 2002 and 2001, respectively.

                                                                      THREE MONTHS ENDED JUNE 30,
                                                                   ----------------------------------
                                                                         2002               2001
                                                                   ---------------    ---------------
                                                                             (IN MILLIONS)
     ELECTRIC SALES REVENUES -
      Residential                                                  $            98    $            95
      Commercial                                                                84                 82
      Commercial-distribution*                                                  --                 --
      Industrial                                                                74                 73
      Industrial-distribution*                                                   1                  2
      Other                                                                     10                  9
                                                                   ---------------    ---------------
          Revenues from ultimate consumers                                     267                261
      Interchange                                                                7                  1
      Transmission/Wheeling                                                     10                 13
                                                                   ---------------    ---------------
          Total Electric Revenues                                  $           284    $           275
                                                                   ===============    ===============

     ELECTRIC SALES IN kWh -

      Residential                                                            1,206              1,097
      Commercial                                                             1,081              1,060
      Commercial-distribution*                                                  --                 11
      Industrial                                                             1,676              1,674
      Industrial-distribution*                                                 593                674
      Other                                                                     91                 90
                                                                   ---------------    ---------------
          Sales to ultimate consumers                                        4,647              4,606

      Interchange                                                                1                 --
                                                                   ---------------    ---------------

          Total Electric Sales                                              4,648              4,606
                                                                   ===============    ===============
     GAS SALES REVENUES -

      Residential                                                  $            38    $            36
      Commercial                                                                13                 13
      Industrial                                                                 7                 10
      Other                                                                      1                  1
                                                                   ---------------    ---------------
          Revenues from ultimate consumers                                      59                 60

      Transportation of customer-owned gas                                      (1)                 3

      Sales to affiliates                                                        2                  4
                                                                   ---------------    ---------------

          Total Gas Revenues                                       $            60    $            67
                                                                   ===============    ===============

     GAS SALES IN THERMS -

      Residential                                                               43                 32
      Commercial                                                                17                 13
      Industrial                                                                15                 14
                                                                   ---------------    ---------------
          Sales to ultimate consumers                                           75                 59

      Transportation of customer-owned gas                                      61                 64
                                                                   ---------------    ---------------
          Total gas sold and transported                                       136                123

      Sales to affiliates                                                        4                  5
                                                                   ---------------    ---------------

          Total Gas Delivered                                                  140                128
                                                                   ===============    ===============

      *Distribution of customer-owned energy

                             ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2002 AND 2001

Provided below is an unaudited tabular presentation of certain IP operating and financial statistics for the six-month periods ended June 30, 2002 and 2001, respectively.

                                                                       SIX MONTHS ENDED JUNE 30,
                                                                   ----------------------------------
                                                                         2002               2001
                                                                   ---------------    ---------------
                                                                             (IN MILLIONS)
     ELECTRIC SALES REVENUES -
      Residential                                                  $           194    $           195
      Commercial                                                               156                155
      Commercial-distribution*                                                  --                  1
      Industrial                                                               134                136
      Industrial-distribution*                                                   3                  2
      Other                                                                     18                 18
                                                                   ---------------    ---------------
          Revenues from ultimate consumers                                     505                507

      Interchange                                                                7                  1

      Transmission/Wheeling                                                     19                 22
                                                                   ---------------    ---------------
          Total Electric Revenues                                  $           531    $           530
                                                                   ===============    ===============

   ELECTRIC SALES IN kWh -

      Residential                                                            2,510              2,479
      Commercial                                                             2,103              2,114
      Commercial-distribution*                                                   1                 34
      Industrial                                                             3,052              3,109
      Industrial-distribution*                                               1,300              1,260
      Other                                                                    184                189
                                                                   ---------------    ---------------
          Sales to ultimate consumers                                        9,150              9,185

      Interchange                                                                1                  1
                                                                   ---------------    ---------------

          Total Electric Sales                                               9,151              9,186
                                                                   ===============    ===============

   GAS SALES REVENUES -

      Residential                                                  $           139    $           214
      Commercial                                                                49                 82
      Industrial                                                                13                 32
      Other                                                                      2                  3
                                                                   ---------------    ---------------
          Revenues from ultimate consumers                                     203                331

      Transportation of customer-owned gas                                      --                  5

      Sales to affiliates                                                        3                  5
                                                                   ---------------    ---------------

          Total Gas Revenues                                       $           206    $           341
                                                                   ===============    ===============

   GAS SALES IN THERMS -

      Residential                                                              196                205
      Commercial                                                                79                 87
      Industrial                                                                30                 39
                                                                   ----------------   ----------------
          Sales to ultimate consumers                                          305                331

      Transportation of customer-owned gas                                     133                136
                                                                   ---------------    ---------------

          Total gas sold and transported                                       438                467

      Sales to affiliates                                                        7                  6
                                                                   ---------------    ---------------

          Total Gas Delivered                                                  445                473
                                                                   ===============    ===============

      *Distribution of customer-owned energy

                             ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2002 AND 2001

THREE-MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

For the quarter ended June 30, 2002, IP reported net income of $46 million, compared with second quarter 2001 net income of $34 million.

  Operating revenues in 2002 increased $2 million. Electric revenue reflected a slight increase in sales volume and resolution of a contingent liability for a bulk power billing dispute partially offset by a 5% residential rate reduction effective May 1, 2002. Gas revenues decreased due to the effect of significantly lower gas prices offset by an increase in gas sales.

  Operating expenses, exclusive of income taxes discussed below, decreased $9 million in 2002 compared to 2001. Electric power purchases were up due to a slight increase in usage. Gas costs were down due to significantly lower prices, while other operating expenses decreased slightly.

  Other income includes interest income associated with the affiliate note receivable of $42 million in 2002 as compared to $43 million in 2001 arising from the fossil asset transfer. In addition, miscellaneous - net in 2002 includes a favorable litigation settlement. Interest expense period-to-period decreased $4 million reflecting lower average long-term debt balances coupled with lower interest charges on short-term debt.

  IP reported an income tax provision of $32 million for the three-month period ended June 30, 2002, compared to an income tax provision of $23 million for the 2001 period. The effective tax rates approximated 41% and 39% in 2002 and 2001, respectively. The differences between the aforementioned effective tax rates and the statutory tax rate of 40% for both periods result principally from the tax deductibility of the dividends on company obligated mandatorily redeemable preferred securities. The last of the mandatorily redeemable preferred securities, TOPrS, were redeemed as of September 30, 2001. The effective tax rate for 2002 reflects the loss of this deduction as compared with the 2001 rate.

SIX-MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

For the six months ended June 30, 2002, IP reported net income of $81 million, compared with net income of $94 million for the first six months of 2001. Net income for 2002 reflected the effect of unseasonably mild heating season weather, a general economic downturn and a 5% residential rate reduction effective May 1, 2002 partially offset by favorable litigation and billing settlement. Net income for 2001 reflected the effect of higher gas sales and a favorable insurance settlement.

  Operating revenues in 2002 decreased $134 million primarily due to decreased gas sales resulting from unseasonably mild weather coupled with lower market prices for natural gas. Electric revenue reflected slightly reduced sales volume offset by resolution of a contingent liability for a bulk power billing dispute.

  Operating expenses, excluding income taxes, decreased $125 million in 2002 compared to 2001 primarily due to significantly lower market prices for natural gas purchases.

  Other income includes interest income of $85 million in 2002 and 2001. Miscellaneous - net in 2001 included favorable insurance and litigation settlements while 2002 also included a favorable litigation settlement. Interest expense period-to-period decreased $9 million reflecting lower average long-term debt balances coupled with lower interest charges on short-term debt.

  IP reported an income tax provision of $56 million for the six-month period ended June 30, 2002, compared to an income tax provision of $61 million for the 2001 period. The effective tax rates approximated 41% and 39% in 2002 and 2001, respectively.

                             ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2002 AND 2001

OPERATING CASH FLOW

Cash flow from operating activities totaled $66 million for the six-month period ended June 30, 2002, compared to $165 million reported in the 2001 period. Changes in operating cash flow reflect the operating results previously discussed herein. Additional cash flow changes for 2002 resulted from higher collection on customer accounts and lower natural gas prices offset by receipt of the accelerated interest income payment from Illinova in the fourth quarter of 2001 and the timing of income tax payments. Cash flow in 2001 was affected by higher priced natural gas purchases and income taxes paid.

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

  Any or all of IP's forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties, including the following:

- the timing and extent of changes in commodity prices for natural gas and electricity;
- the effects of deregulation in Illinois and federally and the rules and regulations adopted in connection therewith;
-    competition from alternate retail electric providers;
- general economic and capital market conditions, including overall economic growth, demand for power and natural gas, and interest rates;
- the effects of the issues currently facing Dynegy Inc., our indirect parent company, including its ability to successfully complete a $2 billion capital plan and to maintain adequate liquidity to transact business with couterparties and the ultimate impact of the legal and administrative proceedings to which it is currently subject, including legal proceedings relating to its terminated merger with Enron Corp., the California power market, shareholder claims, the various investigations surrounding Project Alpha, including the related restatement of Dynegy's financial statements, the California power market and "round-trip" trades, and the ongoing re-audit of Dynegy financial statements for the three-year period ended December 31, 2001;
- Dynegy's financial condition, including its ability to maintain its credit ratings and to continue to pay principal and interest on IP's intercompany note receivable;
- the cost of borrowing, access to capital markets and other factors affecting Dynegy's and IP's financing activities;
- operational factors affecting the ongoing commercial operations of IP's transmission, transportation and distribution facilities, including catastrophic weather-related damage, unscheduled repairs or workforce issues;
- the cost and other effects of legal and administrative proceedings, settlements, investigations or claims, including environmental liabilities that may not be covered by indemnity or insurance; and
- other regulatory or legislative developments that affect the energy industry in general and IP's operations in particular.

                             ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2002 AND 2001

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

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2002 AND 2001

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)    The following document is included as an exhibit to this Form 10-Q.

                  EXHIBIT NUMBER                                        DESCRIPTION
                  --------------                                        -----------

                        12                  Computation of ratio of earnings to fixed charges


(b) Reports on Form 8-K of Illinois Power Company filed during the second quarter of 2002:

     - Current Report on Form 8-K dated April 3, 2002. Items 5 and 7 were reported and no financial statements were filed.
     - Current Report on Form 8-K dated April 4, 2002. Items 4 and 7 were reported and no financial statements were filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Illinois Power Company



Date: August 14, 2002                   By: /s/ Peggy E. Carter
                                            -----------------------------------

                                            Peggy E. Carter, Vice President
                                               and Controller
                                            (Duly Authorized Officer and
                                             Principal Accounting Officer)