Form 10-Q
period 2002-09-30
ILLINOIS POWER CO
filed 2002-11-14
CIK 49816

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to __________________

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

           Condensed Consolidated Balance Sheets:
           September 30, 2002 and December 31, 2001.............................3

           Condensed Consolidated Statements of Income:
           For the three and nine months ended September 30, 2002 and 2001......4

           Condensed Consolidated Statements of Cash Flows:
           For the nine months ended September 30, 2002 and 2001................5

           Notes to Condensed Consolidated Financial Statements.................6

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS...........................................14

  Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK.........................................................27

  Item 4.  CONTROLS AND PROCEDURES.............................................27

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings...................................................28

  Item 6.  Exhibits and Reports on Form 8-K....................................28

ILLINOIS POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (IN MILLIONS, EXCEPT SHARE
DATA)

                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               2002            2001
                                                                           -------------   -------------
                                 ASSETS

UTILITY PLANT:
Electric (includes construction work in progress of $99 million and $114
  million, respectively)                                                   $       2,384   $       2,369
Gas (includes construction work in progress of $21 million and $19
  million, respectively)                                                             766             757
                                                                           -------------   -------------
                                                                                   3,150           3,126
Less -- accumulated depreciation                                                   1,210           1,220
                                                                           -------------   -------------
                                                                                   1,940           1,906
                                                                           -------------   -------------

INVESTMENTS AND OTHER ASSETS                                                           8              11
                                                                           -------------   -------------
CURRENT ASSETS:
Cash and cash equivalents                                                             30              53
Accounts receivable, net                                                             104              97
Accounts receivable, affiliates                                                        5               7
Accrued unbilled revenue                                                              64              78
Materials and supplies, at average cost                                               41              45
Prepayments and other                                                                 23              24
                                                                           -------------   -------------
                                                                                     267             304
                                                                           -------------   -------------

NOTE RECEIVABLE FROM AFFILIATE                                                     2,271           2,271
                                                                           -------------   -------------
DEFERRED DEBITS:
Transition period cost recovery                                                      190             225
Other                                                                                149             144
                                                                           -------------   -------------
                                                                                     339             369
                                                                           -------------   -------------
                                                                           $       4,825   $       4,861
                                                                           =============   =============

                         CAPITAL AND LIABILITIES

CAPITALIZATION:
Common stock -- no par value, 100,000,000 shares authorized:
  75,643,937 shares issued, stated at                                      $       1,274   $       1,274
Additional paid-in capital                                                             8               8
Retained earnings - accumulated since 1/1/99                                         368             234
Less -- Capital stock expense                                                          7               7
Less -- 12,751,724 shares of common stock in treasury, at cost                       287             287
                                                                           -------------   -------------
                                                                                   1,356           1,222

Preferred stock                                                                       46              46
Long-term debt                                                                     1,351           1,605
                                                                           -------------   -------------
                                                                                   2,753           2,873
                                                                           -------------   -------------

CURRENT LIABILITIES:
Accounts payable                                                                      55              71
Accounts payable, affiliates                                                          20              15
Notes payable and current portion of long-term debt                                  576             460
Accrued liabilities                                                                  155             160
                                                                           -------------   -------------
                                                                                     806             706
                                                                           -------------   -------------

DEFERRED CREDITS:
Accumulated deferred income taxes                                                  1,079           1,087
Accumulated deferred investment tax credits                                           21              22
Other                                                                                166             173
                                                                           -------------   -------------
                                                                                   1,266           1,282
                                                                           -------------   -------------
                                                                           $       4,825   $       4,861
                                                                           =============   =============

            See notes to condensed consolidated financial statements.

ILLINOIS POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (IN MILLIONS)

                                            THREE MONTHS ENDED      NINE MONTHS ENDED
                                              SEPTEMBER 30,           SEPTEMBER 30,
                                           --------------------    --------------------
                                             2002        2001        2002        2001
                                           --------    --------    --------    --------
OPERATING REVENUES:
Electric                                   $    365    $    357    $    896    $    887
Gas                                              41          43         247         384
                                           --------    --------    --------    --------
  Total                                         406         400       1,143       1,271
                                           --------    --------    --------    --------

OPERATING EXPENSES AND TAXES:
Power purchased                                 210         205         521         514
Gas purchased for resale                         19          20         147         276
Other operating expenses                         38          38         107         103
Maintenance                                      16          15          41          41
Depreciation and amortization                    20          21          61          61
Amortization of regulatory assets                12          12          38          38
General taxes                                     9          14          45          53
Income taxes                                     25          19          45          38
                                           --------    --------    --------    --------
  Total                                         349         344       1,005       1,124
                                           --------    --------    --------    --------
OPERATING INCOME                                 57          56         138         147
                                           --------    --------    --------    --------

OTHER INCOME AND DEDUCTIONS - NET:
Interest income from affiliates                  43          42         128         127
Miscellaneous - net                             (16)        (15)        (45)        (33)
                                           --------    --------    --------    --------
  Total                                          27          27          83          94
                                           --------    --------    --------    --------
Income before interest charges                   84          83         221         241
                                           --------    --------    --------    --------

INTEREST CHARGES:
Interest expense                                 27          29          83          94
Allowance for borrowed funds used during
  construction                                   --          (1)         --          (2)
                                           --------    --------    --------    --------
  Total                                          27          28          83          92
                                           --------    --------    --------    --------

NET INCOME                                       57          55         138         149

Less - Preferred dividend requirements            1           3           2           8
                                           --------    --------    --------    --------

NET INCOME APPLICABLE TO COMMON
  SHAREHOLDER                              $     56    $     52    $    136    $    141
                                           ========    ========    ========    ========

            See notes to condensed consolidated financial statements.

ILLINOIS POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN MILLIONS)

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                         --------------------
                                                                           2002        2001
                                                                         --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                               $    138    $    149
Items not affecting cash flows from operating activities:
  Depreciation and amortization                                               105         103
  Deferred income taxes                                                        (2)         (1)
Changes in assets and liabilities resulting from operating activities:
  Accounts receivable                                                          (5)        (13)
  Unbilled revenue                                                             14          54
  Materials and supplies                                                        4           2
  Prepayments                                                                  (4)          2
  Accounts payable                                                            (11)        (78)
  Other deferred credits                                                       (9)        (22)
  Interest and taxes accrued and other, net                                   (11)        (17)
                                                                         --------    --------

Net cash provided by operating activities                                     219         179
                                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                                         (102)       (105)
Other investing activities                                                      4           2
                                                                         --------    --------

Net cash used in investing activities                                         (98)       (103)
                                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Dividends on common and preferred stock                                        (2)       (102)
Redemptions:
  Short-term debt                                                             (38)       (126)
  Long-term debt                                                             (161)       (252)
Issuances:
  Short-term debt                                                              60         224
  Long-term debt                                                               --         187
Other financing activities                                                     (3)        (10)
                                                                         --------    --------

Net cash used in financing activities                                        (144)        (79)
                                                                         --------    --------

Net change in cash and cash equivalents                                       (23)         (3)
Cash and cash equivalents at beginning of period                               53          24
                                                                         --------    --------

Cash and cash equivalents at end of period                               $     30    $     21
                                                                         ========    ========

            See notes to condensed consolidated financial statements.

                         ILLINOIS POWER COMPANY

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

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

   The financial statements contained in this quarterly report include all material adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. Interim period results are not necessarily indicative of the results for the full year. The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to develop estimates and make assumptions that affect the reported financial position and results of operations and that impact the nature and extent of disclosure, if any, of contingent assets and liabilities. IP reviews significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on IP's beliefs and assumptions derived from information available at the time such judgments and estimates are made. Adjustments made with respect to the use of these estimates often relate to information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. Estimates are primarily used in (1) developing fair value assumptions including estimates of future cash flows and discount rates, (2) analyzing tangible and intangible assets for impairments and (3) determining the amounts to accrue related to contingencies. Actual results could differ materially from any such estimates.

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

   Cash and cash equivalents include cash on hand and temporary investments purchased with an initial maturity of three months or less. As of September 30, 2002 and December 31, 2001, approximately $18 million and $11 million, respectively, of such cash and cash equivalents was restricted. This restricted cash is reserved for use in paying off the Transitional Funding Trust Notes issued under the provisions of the Electric Service Customer Choice and Rate Relief Law of 1997 ("P.A. 90-561").

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 143, "Accounting for Asset Retirement Obligations." FAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as part of the carrying amount of the long-lived asset. FAS 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. IP is evaluating the future financial effects of adopting FAS 143 and expects to adopt the standard effective January 1, 2003.

   In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement No. 144"). Statement No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The January 1, 2002 adoption of Statement No. 144 did not have any effect on IP's financial position, results of operations or cash flows.

                             ILLINOIS POWER COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

   In April 2002, the FASB issued FAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." IP expects to adopt FAS 145 on January 1, 2003 and does not expect the adoption to impact IP's financial position or results of operations.

   In June 2002, the FASB issued FAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." FAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF" or the "Task Force") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of FAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. FAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

NOTE 2 - PENDING SALE OF TRANSMISSION ASSETS

On October 9, 2002, IP announced that it had agreed to sell its high-voltage electric transmission assets to Trans-Elect, Inc. ("Trans-Elect"), an independent transmission company, for $239 million. The net book value of these assets is estimated to approximate $143 million at September 30, 2002. Facilities included are approximately 1,700 miles of 345,000-volt and 138,000-volt transmission lines, 20 transmission substations, and the transmission assets within an additional 40 substations. IP will retain its 38,000 miles of overhead and underground lines and associated substations that comprise IP's electric distribution system throughout Central and Southern Illinois. The sale affirms IP's strategic direction as it relates to the electric restructuring process in Illinois and nationwide, and, upon closing, will provide IP with additional liquidity.

   The transaction is expected to close in the first half of 2003, subject to customary closing conditions, including required approvals from the Securities and Exchange Commission, the Federal Trade Commission, the Illinois Commerce Commission ("ICC"), and the Federal Energy Regulatory Commission ("FERC"). With respect to the FERC, the sale is conditioned on its approving the levelized rates application to be filed by Trans-Elect seeking a 13% return on equity. If the FERC does not approve levelized rates in substantially the form sought by Trans-Elect, then Trans-Elect is not obligated to close on the sale. IP must also maintain certain specified credit ratings; if it does not, Trans-Elect may request that IP provide a letter of credit in support of its obligations under the asset purchase agreement. If IP is unable or unwilling to provide the letter of credit, Trans-Elect may terminate the agreement.

   The purchase price is subject to adjustment with respect to certain items, including a final determination of the transmission assets to be sold, any variance in the assumed amount of inventory on hand and the amount of accounts payable at closing. A change in interest rates from those estimated by Trans-Elect in contemplating its financing for the sale also could cause an adjustment to the purchase price or postponement of the closing, at IP's option. The pre-tax gain on the sale is estimated to be approximately $90 million and will be recorded upon the closing of the transaction. In addition, as a result of the sale, IP expects to accelerate approximately $90 million of regulatory asset amortization. The sale, if approved, is expected to decrease annual operating margin by approximately $42 million, offset by a $28 million reduction in regulatory asset amortization, with the change in annual free cash flow expected to be relatively neutral.

   Upon transfer of ownership, IP will contract for use of the transmission facilities sold on the same basis as other transmission customers. Trans-Elect will participate in a FERC-approved regional transmission organization under the same conditions that would have applied to IP. Agreements between IP and Trans-Elect will provide continued interconnection of the existing distribution and transmission systems and for joint use of shared facilities, such as existing substations and poles that support both transmission and distribution equipment. In addition, IP will provide services to operate and maintain the transmission system under contract to Trans-Elect for an initial period of five years.

                             ILLINOIS POWER COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

NOTE 3 - BUSINESS REORGANIZATION

IP implemented a corporate restructuring in November 2001 that affected departments throughout the organization. As part of the restructuring, severance and early retirement costs of $15 million ($9 million after-tax) were recorded in the fourth quarter of 2001. Severance charges represented approximately $5 million ($3 million after-tax) of the total costs incurred, of which $4 million had been paid by September 30, 2002. As of September 30, 2002, 88 employees were either severed or have elected early retirement as a result of the restructuring. An additional 10 employees who have already been notified will be severed or will retire by the end of December 2002. These actions are being executed pursuant to IP's plan and are expected to be substantially completed by December 31, 2002.

NOTE 4 - RELATED PARTIES

IP is indirectly owned by Dynegy Inc ("Dynegy"). Dynegy recently announced a restructuring plan that provides for the adoption of a decentralized business structure consisting of a streamlined corporate center and operating units in power generation, natural gas liquids, regulated energy delivery (i.e., IP) and communications. Dynegy also announced that it would exit third party risk management aspects of the marketing and trading business and that it is implementing a work force reduction affecting approximately 780 employees. Dynegy also announced the resignation of President and Chief Operating Officer Steve Bergstrom. Several events affecting Dynegy precipitated these actions. These events include, among others, contraction in the trading markets, downgrades in Dynegy's credit ratings, increased collateralization requirements and a weak commodity price environment for natural gas and power, as well as various legal proceedings and investigations involving Project Alpha, Dynegy's trading practices and its failed merger with Enron Corp. These events have had a severely negative effect on Dynegy's operating results, liquidity, and public confidence in Dynegy's ability to meet its debt and other obligations and its long-term business strategy, all of which is reflected in continued declines in the market price for Dynegy's debt and equity securities. Also weighing on public confidence in Dynegy is its previous announcement that PricewaterhouseCoopers LLP ("PwC") will re-audit its 1999 - 2001 financial statements. PwC will not re-audit IP's financial results for these periods except to the extent necessary to support its re-audit of Dynegy's financial statements. IP does not expect PwC's re-audit of Dynegy's financial statements to affect IP's financial statements for 1999 through 2001.

   Due to IP's relationship with Dynegy, adverse developments and announcements concerning Dynegy have affected IP's ability to access the capital markets and to otherwise conduct its business. For example, in July 2002 IP priced a public offering of $325 million mortgage bonds. In late July, following announcement by Dynegy of a $500 million second quarter charge and lowered operating cash flow guidance (from up to $1 billion to a range of $600 million to $700 million), all three major credit rating agencies further downgraded the credit ratings of Dynegy and its subsidiaries, including IP. These actions caused the termination of IP's $325 million mortgage bond offering. Additionally, the resulting declines in IP's credit ratings have caused increased collateralization requirements on the part of IP's gas suppliers. Because IP currently has no borrowing capacity under its current bank facilities and few cash resources, Dynegy has been required to post letters of credit of approximately $25 million to support these collateral requirements.

   In its third quarter 2002 Form 10-Q, Dynegy provided updated information regarding its liquidity position and its strategy to address its significant debt maturities in 2003 and other financial obligations. Dynegy faces execution risk with respect to this strategy, which includes continued compliance with its debt covenants and the repayment or refinancing of certain of its debt obligations that mature in the second quarter 2003. If Dynegy fails to execute the remaining elements of its strategy, it stated that it may be forced to consider other strategic alternatives including a possible reorganization under the protection of federal bankruptcy laws. IP cannot predict with any degree of certainty the effects that any such actions on the part of Dynegy would have on its financial condition and results of operations.

   IP is particularly susceptible to developments at Dynegy because it relies on an unsecured note receivable from Illinova Corporation, its direct parent company and a Dynegy subsidiary, for a substantial portion of its net cash provided by operating activities. This note receivable represented approximately 47% of IP's total assets as of September 30, 2002. In the event that IP does not receive payments on this note receivable or the collectability of the principal amount is impaired, its financial condition and results of operations would

                             ILLINOIS POWER COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

be materially adversely affected. Following is a description of the unsecured note receivable and IP's other transactions with Dynegy.

   Effective October 1, 1999, IP transferred its wholly owned fossil generating assets and other generation-related assets and liabilities at net book value to Illinova in exchange for an unsecured note receivable of approximately $2.8 billion. Such assets were subsequently contributed by Illinova to Illinova Power Marketing Inc. ("IPMI"), an Illinova subsidiary. Following the Dynegy-Illinova merger, IPMI was renamed Dynegy Midwest Generation, Inc. ("DMG"), and contributed to Dynegy Inc. Dynegy subsequently contributed DMG to Dynegy Holdings Inc., a Dynegy subsidiary. Effective August 31, 2001, approximately $9 million of additional fossil generation-related assets were transferred to Illinova, and concurrently to DMG, and the unsecured note receivable was adjusted accordingly. The note matures on September 30, 2009 and bears interest at an annual rate of 7.5%, due semiannually in April and October. At September 30, 2002, principal outstanding under the note receivable approximated $2.3 billion with no accrued interest due to the July 2002 prepayment of interest due October 1, 2002 of approximately $85 million. In September 2002, Illinova advanced payment of approximately $14 million of interest on the note receivable for the month of October 2002. This interest was recorded as deferred revenue on IP's Balance Sheet as of September 30, 2002. IP recognized approximately $128 million of interest income from Illinova on the note for the first nine months of 2002 and approximately $43 million of interest income for the quarter ended September 30, 2002. IP recognized approximately $127 million of interest income from Illinova on the note for the first nine months of 2001 and approximately $42 million for the quarter ended September 30, 2001. In the fourth quarter of 2001, Illinova accelerated the payment of accrued interest on the note receivable for the three months ended December 31, 2001 in the amount of $43 million. At December 31, 2001, principal outstanding under the note receivable approximated $2.3 billion with no accrued interest.

   IP routinely conducts business with subsidiaries of Dynegy. These transactions include the purchase or sale of electricity, natural gas and transmission services as well as certain other services. Operating revenue derived from transactions with affiliates approximated $10 million and $26 million for the three and nine months ended September 30, 2002, respectively. Operating revenue derived from transactions with affiliates approximated $10 million and $27 million for the three and nine months ended September 30, 2001, respectively. Aggregate operating expenses charged by affiliates approximated $148 million and $403 million for the three and nine months ended September 30, 2002, respectively, including $132 million and $369 million, respectively, for power purchased. Aggregate operating expenses charged by affiliates approximated $131 million and $410 million for the three and nine months ended September 30, 2001, respectively, including $122 million and $349 million, respectively, for power purchased. The change in operating expenses, excluding power purchased, resulted primarily from changes in gas purchases. Management believes that related party transactions have been conducted at prices and terms similar to those available to and transacted with unrelated parties.

   IP has a power purchase agreement ("PPA") with DMG that provides IP the right to purchase power from DMG for a primary term extending through December 31, 2004. This right to purchase power qualifies under the normal purchase and sale exemption within FAS 133, "Accounting for Derivative Instruments and Hedging Activities," and, therefore, IP has accounted for the PPA under the accrual method. The primary term may be extended on an annual basis, subject to concurrence by both parties and regulatory approvals. The PPA defines the terms and conditions under which DMG provides power and energy to IP using a tiered pricing structure. With this arrangement, IP believes it has an adequate power supply for expected IP load plus a reserve supply above that expected level. The PPA obligates DMG to provide power, at the same prices, up to the reservation amount, even if DMG has individual units unavailable at various times. Should power acquired under this agreement be insufficient to meet IP load requirements, IP will have to buy power at current market prices.

   Effective January 1, 2000, the Dynegy consolidated group, which includes IP, began operating under a Services and Facilities Agreement ("SFA"), whereby other Dynegy affiliates exchange services with IP such as financial, legal, information technology and human resources as well as shared facility space. IP services are exchanged at fully distributed costs and revenue is not recorded under this agreement. Management believes that the allocation method utilized under this agreement is reasonable and amounts charged under this agreement would result in costs to IP similar to costs IP

                             ILLINOIS POWER COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

would have incurred for these services on a stand-alone basis. This agreement also includes tax sharing provisions between IP and its indirect parent, Dynegy.

   On October 23, 2002, the ICC issued an order approving a petition submitted by IP to enter into an agreement with Dynegy and its affiliates that would allow for certain payments due to Dynegy under the Services and Facilities Agreement to be netted against certain payments due to IP from Dynegy, should Dynegy or its affiliates fail to make payments due to IP on or before their due dates. The agreement also allows Dynegy to net payments in the event IP fails to make its required payments to Dynegy. Additionally, under the terms of this petition and the ICC's approval, IP will not pay any common dividend to Dynegy or its affiliates until IP's first mortgage bonds are rated investment grade by Moody's Investors Service and Standard & Poor's Rating Service and specific approval is obtained from the ICC. The ICC also granted IP's request, subject to certain conditions, to advance funds to service interest on Illinova Senior Notes through February 2004, if Dynegy is not able to make such payments.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

LEGAL AND ENVIRONMENTAL MATTERS

Please see Note 5, "Commitments and Contingencies," to IP's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "Form 10-K"), and
Note 4, "Commitments and Contingencies," to IP's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002, respectively, for a description of the material legal and environmental matters affecting IP. Except as described below, no material developments affecting IP have occurred with respect to these matters since IP's filing of the second quarter 2002 Form 10-Q.

   Thirty-nine lawsuits are pending against IP, as of September 30, 2002, for illnesses based on alleged exposure to asbestos at generation facilities previously owned by IP. Thirty-four of these lawsuits were served during 2002, with 9 of these served subsequent to June 30, 2002. IP intends to vigorously defend against these lawsuits. It is not possible to predict with certainty the extent to which IP will incur any liability or to estimate the damages, if any, that might be incurred in connection with these or subsequent similar lawsuits; however, IP does not expect to incur any material liability with respect to these thirty-nine lawsuits.

RELATED PARTIES

Please see "Note 4 - Related Parties" above for a discussion of issues currently facing Dynegy and the related effects on IP's ability to continue receiving payments under its intercompany note receivable.

REGULATORY MATTERS

P.A. 92-0537 - EXTENSION OF RETAIL ELECTRIC RATE FREEZE    On June 6, 2002, the
Governor of Illinois signed a bill that adds two years to the current retail electric rate freeze in Illinois. The bill extends through 2006 the mandatory retail electric rate freeze, which was originally required by P.A. 90-561. P.A. 92-0537 freezes IP's rates for full service, or "bundled" electric service at current levels unless the two-year average of IP's earned return on equity is below the two-year average of the monthly average yields of 30-year U.S. Treasury Bonds through January 2002, an average of the 30-year U.S. Treasury Bonds and Monthly Treasury Long-Term Average Rates in February 2002, and the Monthly Treasury Long-Term Average Rates after February 2002 for the concurrent period, in which event IP may request a rate increase from the Illinois Commerce Commission ("ICC"). The ICC would rule on this request for a rate increase using traditional ratemaking standards. As a result of the retail rate freeze, IP's bundled service retail electricity consumers are expected to continue to pay their current electric rates for the next several years. The rate freeze does not apply to IP's rates for distribution service to customers choosing direct access. These rates are currently required to be based on cost of service and can be raised or lowered by the ICC. Beginning in 2007, absent further extension of the retail electric rate freeze or other action, IP expects that the distribution and transmission component of retail electric rates will continue to be required to be based on costs while the power and energy component may be required to be based on prices in the wholesale market.

P.A. 90-561/92-0537 - UTILITY EARNINGS CAP    The regulatory reform legislation
contains floor and ceiling provisions applicable to IP's Return on Equity ("ROE") during the mandatory transition period ending in 2006. Pursuant to the

                             ILLINOIS POWER COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

provisions in the legislation, IP may request an increase in its base rates if the two-year average of its earned ROE is below the two-year average of the monthly average yields of the 30-year U.S. Treasury Bonds through January 2002, an average of the 30-year U.S. Treasury Bonds and Monthly Treasury Long-Term Average Rates in February 2002, and the Monthly Treasury Long-Term Average Rates after February 2002 for the concurrent period ("Treasury Yield"). Conversely, IP is required to refund amounts to its customers equal to 50% of the value earned above a defined "ceiling limit." The ceiling limit is exceeded if IP's two-year average ROE exceeds the Treasury Yield, plus 6.5% in 2002 through 2006 (which increases to 8.5% in 2002 through 2006 if IP chooses not to request transition charges after 2006). Regulatory asset amortization is included in the calculation of ROE for the ceiling test but is not included in the calculation of ROE for the floor test. Prior to February 2002, the ROE test was based on the two-year average of the monthly average yields of 30-year U.S. Treasury Bonds. During 2001, IP's two-year average ROE was within the allowable ROE collar and is expected to be within the ROE collar in 2002.

P.A. 90-561 - DIRECT ACCESS PROVISIONS    Since October 1999, non-residential
customers with demand greater than 4 MW at a single site, customers with at least 10 sites having aggregate total demand of at least 9.5 MW and customers representing one-third of the remaining load in the non-residential class have been given the right to choose their electric generation suppliers ("direct access"). Direct access for remaining non-residential customers began on December 31, 2000. Direct access became available to all residential customers effective May 1, 2002. However, at the present there are no Alternative Residential Electric Suppliers registered to provide service to IP's residential customers. IP remains obligated to provide electricity service to its customers at tariff rates and to provide delivery service to its customers at regulated rates. Departing customers must pay transition charges to IP, but those charges are not designed to compensate IP for all of its lost revenues.

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

3) The ROE of utilities is managed through application of floor and ceiling test rules contained in P.A. 90-561/92-0537 as described above in the Utility Earnings Cap section.

   The extent to which revenues are affected by P.A. 90-561 will depend on a number of factors, including future market prices for wholesale and retail energy and load growth and demand levels in the current IP service territory.

P.A. 90-561 - INDEPENDENT SYSTEM OPERATOR ("ISO") PARTICIPATION
Participation in an ISO by utilities serving retail customers in Illinois was one of the requirements included in P.A. 90-561. Effective on July 1, 2001, the ISO requirements of P.A. 90-561 were amended by P.A. 92-12 to provide that a regional transmission organization ("RTO") created under the Federal Energy Regulatory Commission's ("FERC") rules shall be considered to be the functional equivalent of an ISO. An electric utility shall be deemed to meet its obligation to participate in an ISO through membership in an RTO that fulfills the requirements of an ISO as set forth in P.A. 90-561.

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

            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

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

NOTE 6 - DEBT

On May 17, 2002, IP exercised the "term-out" provision contained in its $300 million 364-day revolving credit facility, which was scheduled to mature on May 20, 2002. In connection with this conversion, IP borrowed the remaining $60 million available under this facility. The exercise of the "term-out" provision converted the facility to a one year term loan that matures in May 2003. As such, the amounts outstanding under this loan are classified as current. Borrowings of $300 million were outstanding under this loan at September 30, 2002.

                             ILLINOIS POWER COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

   IP's $96 million Mortgage bonds, which matured on July 15, 2002, were redeemed using $85 million of prepaid interest on the Illinova note and $11 million of working capital.

   As of November 12, 2002, IP's debt maturities through December 31, 2003 were as follows:

        Date                           Type                    Amount Outstanding/Owed
Fourth Quarter 2002     Transitional Funding Trust Notes            $21.6 million

First Quarter 2003      Transitional Funding Trust Notes            $21.6 million

Second Quarter 2003     Termed Out Revolving Credit Facility        $300 million
                        Transitional Funding Trust Notes            $21.6 million

Third Quarter 2003      Maturing Mortgage Bonds                     $190 million
                        Transitional Funding Trust Notes            $21.6 million

Fourth Quarter 2003     Transitional Funding Trust Notes            $21.6 million

Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of IP's liquidity and capital plans.

NOTE 7 - PREFERRED STOCK

REDEMPTION OF PREFERRED STOCK AND CONSENT SOLICITATION    On March 28, 2002,
IP completed a solicitation of consents from its preferred stockholders to amend its Restated Articles of Incorporation to eliminate a provision that limited the amount of unsecured indebtedness that IP could issue or assume. Concurrently, Illinova completed a tender offer pursuant to which it acquired 662,924 shares, or approximately 73%, of IP preferred stock. The New York Stock Exchange has delisted each of the series of preferred stock that were subject to the tender offer and previously listed thereon. On March 29, 2002, IP amended its Restated Articles of Incorporation to eliminate this provision. Certain charges incurred in connection with the consent solicitation, approximately $1 million in the aggregate, were paid by IP. These charges are reflected as an adjustment to Retained Earnings in the accompanying Balance Sheet.

                             ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

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

RELATIONSHIP WITH DYNEGY    IP is an indirect wholly owned subsidiary of
Dynegy Inc. As described in Note 4 above, Dynegy has recently experienced a number of events that have had a severely negative effect on its operating results, liquidity, and public confidence in Dynegy's ability to meet its debt and other obligations and its long-term business strategy, all of which is reflected in continuous declines in the market price of Dynegy's debt and equity securities. Also weighing on public confidence is Dynegy's previous announcement that PricewaterhouseCoopers LLP ("PwC") would re-audit Dynegy's 2001 financial statements as part of the previously announced 2001 restatement process. Dynegy later announced that PwC would expand its re-audit to include Dynegy's 1999 and 2000 financial statements. PwC will not re-audit IP's financial results for these periods except to the extent necessary to support its re-audit of Dynegy's financial statements. IP does not expect PwC's re-audit of Dynegy's financial statements to affect IP's financial statements for 1999 through 2001.

   Due to IP's relationship with Dynegy, adverse developments or announcements concerning Dynegy have affected and could continue to affect IP's ability to access the capital markets and to otherwise conduct its business. Recent effects include the termination of a July 2002 mortgage bond offering and increased collateralization requirements as a result of declining credit ratings. IP is particularly susceptible to developments at Dynegy because it relies on an unsecured note receivable from Illinova Corporation, IP's direct parent and a Dynegy subsidiary, for a substantial portion of its net cash provided by operating activities. Further, the financial condition of Dynegy could impact the collectibility of the principle balance of the note receivable. However, at September 30, 2002, management believes that the note is fully collectible based upon its review of Dynegy's strategic plan. Dynegy stated in its third quarter 2002 Form 10-Q that if it is unable to execute the remaining elements of its strategy, it may be forced to consider other strategic alternatives including a possible reorganization under the protection of federal bankruptcy laws. IP cannot predict with any degree of certainty the effects that any such actions on the part of Dynegy would have on its financial condition or results of operations. Please read Dynegy's Form 10-Q for additional discussion of the issues affecting and that could affect Dynegy and its subsidiaries, including IP.

SALE OF TRANSMISSION ASSETS    On October 9, 2002, IP announced that it had
agreed to sell its high-voltage electric transmission assets to Trans-Elect, Inc. ("Trans-Elect"), an independent transmission company, for $239 million. The net

                             ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

book value of these assets is estimated to approximate $143 million at September 30, 2002. Facilities included are approximately 1,700 miles of 345,000-volt and 138,000-volt transmission lines, 20 transmission substations, and the transmission assets within an additional 40 substations. IP will retain its 38,000 miles of overhead and underground lines and associated substations that comprise IP's electric distribution system throughout Central and Southern Illinois. The sale affirms IP's strategic direction as it relates to the electric restructuring process in Illinois and nationwide, and, upon closing, will provide IP with additional liquidity.

   The transaction is expected to close in the first half of 2003, subject to customary closing conditions, including required approvals from the Securities and Exchange Commission, the Federal Trade Commission, the Illinois Commerce Commission ("ICC"), and the Federal Energy Regulatory Commission ("FERC"). With respect to the FERC, the sale is conditioned on its approving the levelized rates application to be filed by Trans-Elect seeking a 13% return on equity. If the FERC does not approve levelized rates in substantially the form sought by Trans-Elect, then Trans-Elect is not obligated to close on the sale. IP must also maintain certain specified credit ratings; if it does not, Trans-Elect may request that IP provide a letter of credit in support of its obligations under the asset purchase agreement. If IP is unable or unwilling to provide the letter of credit, Trans-Elect may terminate the agreement.

   The purchase price is subject to adjustment with respect to certain items, including a final determination of the transmission assets to be sold, any variance in the assumed amount of inventory on hand and the amount of accounts payable at closing. A change in interest rates from those estimated by Trans-Elect in contemplating its financing for the sale also could cause an adjustment to the purchase price or postponement of the closing, at IP's option. The pre-tax gain on the sale is estimated to be approximately $90 million and will be recorded upon the closing of the transaction. In addition, as a result of the sale, IP expects to accelerate approximately $90 million of regulatory asset amortization. The sale, if approved, is expected to decrease annual operating margin by approximately $42 million, offset by a $28 million reduction in regulatory asset amortization, and the change in annual free cash flow is expected to be relatively neutral.

   Upon transfer of ownership, IP will contract for use of the transmission facilities sold on the same basis as other transmission customers. Trans-Elect will participate in a FERC-approved regional transmission organization under the same conditions that would have applied to IP. Agreements between IP and Trans-Elect will provide continued interconnection of the existing distribution and transmission systems and for joint use of shared facilities, such as existing substations and poles that support both transmission and distribution equipment. In addition, IP will provide services to operate and maintain the transmission system under contract to Trans-Elect for an initial period of five years.

FACTORS AFFECTING FUTURE OPERATING RESULTS

IP's financial condition and results of operations in the fourth quarter of 2002 and beyond may be significantly affected by a number of factors, including:

-    IP's ability to successfully consummate the Trans-Elect transaction;
- IP's ability to execute its business strategy of delivering reliable transmission and distribution services in a cost-effective manner;
- IP's ability to address its significant leverage given its non-investment grade status, lack of borrowing capacity and relationship with Dynegy;
- the effects of past or future regulatory actions, including Illinois power market deregulation and, specifically, "direct access" on IP's electric business;
- IP's ability to receive payments under its intercompany note receivable and to otherwise receive continued performance under its arrangements with Dynegy;
-    IP's ability to maintain or improve its credit ratings;
-    the effects of weather on IP's electric and gas business; and
- IP's ability to secure power and natural gas for its electric and gas customers.

                             ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

   Reference is also made to the section "Uncertainty of Forward-Looking Statements and Information" below for additional factors that could impact future operating results.

LIQUIDITY AND CAPITAL RESOURCES

AVAILABLE CREDIT CAPACITY, LIQUIDITY AND DEBT MATURITIES

SOURCES OF LIQUIDITY    IP is currently satisfying its capital requirements
primarily with cash from operations, cash on hand and interest income under its $2.3 billion intercompany note receivable from Illinova.

   Due to its non-investment grade credit ratings and other factors, including its relationship with Dynegy, IP does not have access to the commercial paper markets, and its access to the capital markets is limited. Given these facts, IP expects to continue to rely primarily on cash from operations, cash on hand, cash from asset sales and interest income under its intercompany note receivable to meet its near-term obligations.

AVAILABLE CREDIT CAPACITY    On May 17, 2002, IP exercised the "term-out"
provision contained in its $300 million 364-day revolving credit facility, which was scheduled to mature on May 20, 2002. In connection with this conversion, IP borrowed the remaining $60 million available under this facility. The exercise of the "term-out" provision converted the facility to a one year term loan that matures in May 2003. Borrowings of $300 million were outstanding under this loan at September 30, 2002. IP does not expect to repay this loan prior to its maturity unless a new revolving credit or other facility is secured on mutually acceptable terms.

   Because IP has no borrowing capacity currently available under the bank facility discussed above, its future operations could be adversely affected. For example, a significant portion of IP's operating cash flows will be dedicated to the payment of principal and interest on indebtedness and will not be available for other purposes. Further, because of IP's non-investment grade credit rating and other factors, its ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes could be limited. Please read "Credit Ratings Discussion" for additional factors impacting IP's financial flexibility. IP's ability to meet debt service obligations and reduce total indebtedness will be dependent upon future performance and the other factors described herein, many of which are beyond its control.

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

USES OF LIQUIDITY    IP's $96 million Mortgage bonds, which matured on July
15, 2002, were redeemed using $85 million of prepaid interest on the Illinova note and $11 million of working capital.

   On March 28, 2002, IP completed a solicitation of consents from its preferred stockholders to amend its Restated Articles of Incorporation to eliminate a provision restricting the amount of unsecured indebtedness that IP could issue or assume. In addition, Illinova completed a tender offer pursuant to which it acquired 662,924 shares, or approximately 73%, of IP preferred stock. The New York Stock Exchange has taken action to delist each of the series of preferred stock that were subject to the tender offer and previously listed thereon. On March 29, 2002, IP amended its Restated Articles of Incorporation to eliminate the restriction on incurring unsecured indebtedness. Certain charges incurred in connection with the consent solicitation, approximately $1 million in the aggregate, were paid by IP. These charges are reflected as an adjustment to Retained Earnings in the accompanying Balance Sheet.

                             ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

DEBT MATURITIES AND LIQUIDITY PLAN    As described in Note 6 above, IP has
significant debt maturities through December 2003. These maturities include the May 2003 maturity of IP's $300 million bank credit facility, the August 2003 and September 2003 mortgage bond maturities of $100 million and $90 million, respectively, and quarterly payments of approximately $22 million on IP's transitional funding trust notes. IP is required to make these same quarterly payments of approximately $22 million on its transitional funding trust notes into 2004, and has a payment of up to $81 million due on its Tilton lease financing in the third quarter thereof. IP is developing a plan to improve its liquidity in order to meet its near-term debt maturities and provide for ongoing operations and necessary capital expenditures. The plan includes: (i) completion of various financing transactions, including the previously terminated mortgage bond offering; while there are other restrictions and limitations to issuing mortgage debt, as of September 30, 2002, IP has sufficient property and refunded bond capacity to issue up to $974 million of additional mortgage bonds; (ii) completion of the sale of IP's electric transmission system for $239 million before income tax and other deductions; the net proceeds of this sale are expected to be approximately $180 million, with closing expected during the first half of 2003; and (iii) the refinancing of its $300 million bank credit facility, subject to agreement with its lenders on the terms of a replacement facility of equal or lesser size. Management believes that IP has sufficient liquidity to meet its debt maturities and other obligations through the first quarter 2003. However, long-term liquidity depends upon successful completion of IP's liquidity plan.

   IP's ability to successfully execute these initiatives is subject to a number of risks including factors beyond its control. The factors include, among others, the timeliness and ability to obtain regulatory approvals, the receptiveness of the capital markets to the anticipated mortgage bond offering and the continued negative effects of its relationship with Dynegy. If IP is unable to successfully execute these initiatives, it could require additional liquidity support from Dynegy, to the extent available and subject to receipt of any required regulatory approvals, in order to satisfy its debt maturities and other obligations as they come due. Please read "Relationship with Dynegy" above for a discussion of the issues currently facing Dynegy.

AFFILIATE TRANSACTION    IP maintains an unsecured note receivable due from
its parent relating to the October 1999 and August 2001 transfers of the fossil-fueled generating assets. The note matures on September 30, 2009 and bears interest at an annual rate of 7.5%, due semiannually in April and October. In July 2002, Illinova prepaid the October 1st semi-annual payment of approximately $85 million. In September 2002, Illinova prepaid interest of approximately $14 million for the month of October 2002, which was recorded as deferred revenue. At September 30, 2002, principal outstanding under the note receivable approximated $2.3 billion with no accrued interest. In the fourth quarter of 2001, Illinova accelerated the payment of accrued interest on the note receivable for the three months ended December 31, 2001 in the amount of $43 million. At December 31, 2001, principal outstanding under the note receivable approximated $2.3 billion with no accrued interest. Please see "Note 4 - Related Parties" in the accompanying financial statements for a discussion of issues currently facing Dynegy and the related effects on IP's ability to continue receiving payments under its intercompany note receivable. In the event that IP does not receive payments on this note receivable, its financial condition and results of operations would be materially adversely affected.

   On October 23, 2002, the ICC issued an order approving a petition submitted by IP to enter into an agreement with Dynegy and its affiliates that would allow for certain payments due to Dynegy under the Services and Facilities Agreement to be netted against certain payments due to IP from Dynegy, should Dynegy or its affiliates fail to make payments due to IP on or before their due dates. The agreement also allows Dynegy to net payments in the event IP fails to make its required payments to Dynegy. Additionally, under the terms of this petition and the ICC's approval, IP will not pay any common dividend to Dynegy or its affiliates until IP's first mortgage bonds are rated investment grade by Moody's Investors Service and Standard & Poor's Rating Service and specific approval is obtained from the ICC. The ICC also granted IP's request, subject to certain conditions, to advance funds to service interest on Illinova Senior Notes through February 2004, if Dynegy is not able to make such payments.

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

            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

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

   Since IP filed its second quarter 2002 Form 10-Q on August 14, 2002, Moody's has downgraded Dynegy's and IP's credit ratings. On September 5, 2002, Moody's lowered its ratings on Dynegy and its subsidiaries, including IP. Dynegy's senior implied rating was lowered from "Ba3" to "B2". IP's senior secured rating was lowered from "Ba2" to "B1" and the senior unsecured rating was lowered from "Ba3" to "B2," both non-investment grade ratings. The rating on IP's preferred stock was lowered from "B3" to "Caa2".

   As of November 12, 2002, IP's credit ratings, as assessed by the three major credit rating agencies, were as follows:

                                    Standard &
                                    Poor's       Moody's   Fitch
                                    ----------   -------   -----
 Senior secured debt                  B+           B1       BB-
 Senior unsecured debt                *            B2       B
 Preferred stock                      CCC+         Caa2     CCC
 Transitional funding trust notes     AAA          Aaa      AAA

----------
*  Not rated

   IP's non-investment grade status has limited its ability to refinance its debt obligations as they mature and limits its access to the capital markets. IP's non-investment grade status will also likely increase the borrowing costs incurred in connection with any such actions. IP's financial flexibility has likewise been reduced as a result of, among other things, restrictive covenants and other terms typically imposed on non-investment grade borrowers. In addition, IP has been requested to provide letters of credit or other credit security to support certain business transactions, including IP's purchase of natural gas and natural gas transportation. Because of the effect of Dynegy's credit ratings on IP's credit ratings, IP cannot guarantee that its current credit ratings will be maintained or improved.

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

   IP's contracts on six interstate pipeline companies for firm transportation and storage services for natural gas have changed since the filing of the Form 10-K. These contracts now have varying expiration dates ranging from 2003 to 2012, for a total cost of $122 million, up from $82 million noted in the Form 10-K. The costs associated with these contracts are a component of IP's revenue requirements under its rate-making process.

PENSION PLAN ASSETS    As a result of general declines in the financial
markets, the return on pension plan assets for the Dynegy Inc. Master Retirement Trust, which includes the assets related to the IP pension plans, was a negative 14 % for the nine months ended September 30, 2002. These negative returns have reduced plan assets during 2002 to levels that will likely fall below projected plan obligations at year end. If the plan is underfunded at year end, IP has two alternatives. The first alternative is to contribute cash to the plan in an amount equal to the underfunded amount. The second alternative is to

                             ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

establish a liability equal to the underfunded amount and prepaid pension asset with the offset being an after-tax reduction in shareholder's equity. Determination of any underfunded amount will be made at year end 2002 and will be dependent on the actual return on pension plan assets for 2002, the discount rate assumption, which depends on year-end interest rates, and actual participant numbers. Management does not believe that this will have a material effect upon IP's financial condition and results of operations.

DIVIDENDS    Under IP's Restated Articles of Incorporation, common stock dividends are subject to the preferential rights of the holders of preferred and preference stock. IP is also limited in its payment of dividends by the Illinois Public Utilities Act, which require retained earnings equal to or greater than the amount of any proposed dividend declaration or payment. The Federal Power Act precludes declaration or payment of dividends by electric utilities "out of money properly stated in a capital account." In addition, the ICC generally may prevent IP from paying dividends if it determines that IP's capital is or would be impaired. IP's retained earnings balance is expected to be sufficient during 2002 to support payment of all scheduled preferred dividends. For the nine months ended September 30, 2002, IP has paid preferred stock dividends of $1.7 million. On March 28, 2002, IP declared and paid common stock dividends of $0.5 million to Illinova.

   On October 23, 2002, the ICC issued an order approving a petition submitted by IP to enter into an agreement with Dynegy and its affiliates that would allow for certain payments due to Dynegy under the Services and Facilities Agreement to be netted against certain payments due to IP from Dynegy, should Dynegy or its affiliates fail to make payments due to IP on or before their due dates. The agreement also allows Dynegy to net payments in the event IP fails to make its required payments to Dynegy. Additionally, under the terms of this petition and the ICC's approval, IP will not pay any common dividend to Dynegy or its affiliates until IP's first mortgage bonds are rated investment grade by Moody's Investors Service and Standard & Poor's Rating Service and specific approval is obtained from the ICC. The ICC also granted IP's request, subject to certain conditions, to advance funds to service interest on Illinova Senior Notes through February 2004, if Dynegy is not able to make such payments.

CAPITAL ASSET PROGRAM    Construction expenditures for the nine months ended
September 30, 2002 were approximately $102 million. IP estimates that it will spend approximately $38 million on construction for the remainder of 2002. Construction expenditures for the nine months ended September 30, 2001, were $105 million, and for the year ended December 31, 2001, were $149 million. Construction expenditures consist of numerous projects to upgrade and maintain the reliability of IP's electric and gas distribution and transmission systems, add new customers to the system and prepare for a competitive environment. IP construction expenditures for 2003 through 2006 are expected to total approximately $600 million. Additional expenditures may be required during this period to accommodate the transition to a competitive environment, environmental compliance, system upgrades and other costs that cannot be determined at this time.

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

            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

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

                             ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

BUSINESS RISK-MANAGEMENT ASSESSMENT

IP's operating results may be impacted by commodity price fluctuations for electricity used in supplying service to its customers. IP has contracted with AmerGen and DMG to supply power via PPAs that expire at the end of 2004. Should power acquired under these agreements be insufficient to meet IP load requirements, IP will have to buy power at current market prices. The PPA with DMG obligates DMG to provide power up to the reservation amount, and at the same prices, even if DMG has individual units unavailable at various times. The PPA with AmerGen does not obligate AmerGen to acquire replacement power for IP in the event of a curtailment or shutdown at the Clinton Power Station ("Clinton"). Under a Clinton shutdown scenario, to the extent IP exceeds its capacity reservation with DMG, IP will have to buy power at current market prices. Such purchases would expose IP to commodity price risk. As discussed above, P.A. 90-561 was amended to extend the retail electric rate freeze for two additional years, through 2006. IP has begun discussions to establish PPAs to cover this period, including the possible modification or extension of its existing PPAs.

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

   Prior to the Dynegy-Illinova merger in February 2000, IP periodically utilized interest rate derivatives (principally interest rate swaps and caps) to adjust the portion of its overall borrowings subject to interest rate risk. As of September 30, 2002 and December 31, 2001, there were no interest rate derivatives outstanding.

   IP's market risk is considered as a component of the entity-wide risk-management polices of its parent company, Dynegy. Dynegy measures entity-wide market risk in its financial trading and risk-management portfolios using Value at Risk. Additional measures are used to determine the treatment of risks outside the Value at Risk methodologies, such as market volatility, liquidity, event and correlation risk.

                             ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

RESULTS OF OPERATIONS

Provided below is an unaudited tabular presentation of certain IP operating and financial statistics for the three-month periods ended September 30, 2002 and 2001, respectively.

                                              THREE MONTHS ENDED SEPTEMBER 30,
                                              ---------------------------------
                                                   2002              2001
                                              ---------------   ---------------
                                                        (IN MILLIONS)
     ELECTRIC SALES REVENUES -

       Residential                            $           154   $           151
       Commercial                                         105               102
       Commercial-distribution*                            --                --
       Industrial                                          83                81
       Industrial-distribution*                             1                --
       Other                                               11                12
                                              ---------------   ---------------
         Revenues from ultimate consumers                 354               346
       Interchange                                         --                --
       Transmission/Wheeling                               11                11
                                              ---------------   ---------------
         Total Electric Revenues              $           365   $           357
                                              ===============   ===============

     ELECTRIC SALES IN KWH -

       Residential                                      1,832             1,681
       Commercial                                       1,231             1,194
       Commercial-distribution*                             1                 5
       Industrial                                       1,667             1,645
       Industrial-distribution*                           621               677
       Other                                               98                96
                                              ---------------   ---------------
         Sales to ultimate consumers                    5,450             5,298

       Interchange                                         --                 1
                                              ---------------   ---------------
         Total Electric Sales                           5,450             5,299
                                              ===============   ===============

     GAS SALES REVENUES -

       Residential                            $            22   $            23
       Commercial                                           9                 9
       Industrial                                           5                 6
       Other                                               --                 1
                                              ---------------   ---------------
         Revenues from ultimate consumers                  36                39

       Transportation of customer-owned gas                --                --

       Sales to affiliates                                  5                 4
                                              ---------------   ---------------
         Total Gas Revenues                   $            41   $            43
                                              ===============   ===============

     GAS SALES IN THERMS -

       Residential                                         18                20
       Commercial                                          11                12
       Industrial                                          11                13
                                              ---------------   ---------------
         Sales to ultimate consumers                       40                45

       Transportation of customer-owned gas                47                49
                                              ---------------   ---------------
         Total gas sold and transported                    87                94

       Sales to affiliates                                 13                11
                                              ---------------   ---------------
         Total Gas Delivered                              100               105
                                              ===============   ===============

       * Distribution of customer-owned energy

                             ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

Provided below is an unaudited tabular presentation of certain IP operating and financial statistics for the nine-month periods ended September 30, 2002 and 2001, respectively.

                                               NINE MONTHS ENDED SEPTEMBER 30,
                                              ---------------------------------
                                                    2002              2001
                                              ---------------   ---------------
                                                       (IN MILLIONS)
     ELECTRIC SALES REVENUES -
       Residential                            $           348   $           346
       Commercial                                         261               257
       Commercial-distribution*                            --                 1
       Industrial                                         217               217
       Industrial-distribution*                             4                 2
       Other                                               29                30
                                              ---------------   ---------------
         Revenues from ultimate consumers                 859               853
       Interchange                                          7                 1
       Transmission/Wheeling                               30                33
                                              ---------------   ---------------
         Total Electric Revenues              $           896   $           887
                                              ===============   ===============

     ELECTRIC SALES IN KWH -

       Residential                                      4,342             4,160
       Commercial                                       3,334             3,308
       Commercial-distribution*                             2                39
       Industrial                                       4,719             4,754
       Industrial-distribution*                         1,921             1,937
       Other                                              282               285
                                              ---------------   ---------------
         Sales to ultimate consumers                   14,600            14,483
       Interchange                                          1                 2
                                              ---------------   ---------------
         Total Electric Sales                          14,601            14,485
                                              ===============   ===============

     GAS SALES REVENUES -

       Residential                            $           161   $           237
       Commercial                                          58                91
       Industrial                                          18                38
       Other                                                2                 4
                                              ---------------   ---------------
         Revenues from ultimate consumers                 239               370

       Transportation of customer-owned gas                --                 5

       Sales to affiliates                                  8                 9
                                              ---------------   ---------------
         Total Gas Revenues                   $           247   $           384
                                              ===============   ===============

     GAS SALES IN THERMS -

       Residential                                        214               225
       Commercial                                          90                99
       Industrial                                          41                52
                                              ---------------   ---------------
         Sales to ultimate consumers                      345               376

       Transportation of customer-owned gas               180               185
                                              ---------------   ---------------
         Total gas sold and transported                   525               561

       Sales to affiliates                                 20                17
                                              ---------------   ---------------
         Total Gas Delivered                              545               578
                                              ===============   ===============

       * Distribution of customer-owned energy

                             ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

For the quarter ended September 30, 2002, IP reported net income of $57 million, compared with third quarter 2001 net income of $55 million.

   Operating revenues in 2002 increased by $6 million, primarily relating to increased electric revenues. Electric revenues reflected an increase in sales volume due to favorable weather partially offset by a 5% residential rate reduction effective May 1, 2002. Gas revenues decreased due to lower gas sales.

   Operating expenses, exclusive of income taxes discussed below, decreased $1 million in 2002 compared to 2001. Electric power purchases increased by $5 million primarily due to increased sales resulting from favorable weather. Gas costs were down due to lower usage offset by slightly higher prices, while other operating expenses increased slightly. General taxes decreased by $5 million primarily due to a favorable result from a State of Illinois sales tax audit.

   Other income includes interest income associated with the affiliate note receivable arising from the fossil asset transfer of $43 million in 2002 as compared to $42 million in 2001. Interest expense period-to-period decreased $2 million, reflecting lower average long-term debt balances coupled with lower interest charges on short-term debt.

   IP reported an income tax provision of $41 million for the three-month period ended September 30, 2002, compared to an income tax provision of $36 million for the 2001 period. The effective tax rates approximated 42% and 40% in 2002 and 2001, respectively. The differences between the aforementioned effective tax rates and the statutory tax rate of 40% result principally from the tax deductibility of the dividends on company obligated mandatorily redeemable preferred securities. The last of IP's mandatorily redeemable preferred securities, TOPrS, were redeemed as of September 30, 2001. The effective tax rate for 2002 reflects the loss of this deduction as compared with the 2001 rate.

NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

For the nine months ended September 30, 2002, IP reported net income of $138 million, compared with net income of $149 million for the first nine months of 2001. Net income for 2002 reflected the effect of unseasonably mild heating season weather, a general economic downturn and a 5% residential rate reduction effective May 1, 2002 partially offset by favorable litigation and billing settlements. Net income for 2001 reflected the effect of higher gas sales and a favorable insurance settlement.

   Operating revenues in 2002 decreased $128 million primarily due to decreased gas prices, lower transportation revenues, unfavorable weather compared to last year and decreased late payment charges. Electric revenues reflected slightly higher sales volume due to favorable weather and resolution of a contingent liability for a bulk power billing dispute offset by a 5% residential rate reduction effective May 1, 2002.

   Operating expenses, excluding income taxes, decreased $126 million in 2002 compared to 2001 primarily due to significantly lower market prices for natural gas purchases, lower general taxes, and lower gas volumes purchased.

   Other income includes interest income of $128 million in 2002 as compared to $127 million in 2001. Miscellaneous - net in 2001 included favorable insurance and litigation settlements while 2002 also included a favorable litigation settlement. Interest expense period-to-period decreased $11 million reflecting lower average long-term debt balances coupled with lower interest charges on short-term debt.

   IP reported an income tax provision of $97 million for the nine-month periods ended September 30, 2002, and 2001. The effective tax rates approximated 41% and 40% in 2002 and 2001, respectively.

                             ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

OPERATING CASH FLOW

Cash flow from operating activities totaled $219 million for the nine-month period ended September 30, 2002, compared to $179 million reported in the 2001 period. Changes in operating cash flow reflect the operating results previously discussed herein. Additional cash flow changes for 2002 resulted primarily from accelerated interest payments on the Illinova note, partially offset by the prepayment of some gas purchases. Cash flow in 2001 was affected by higher priced natural gas purchases and income taxes paid.

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION    This Quarterly
Report includes statements reflecting assumptions, expectations, projections, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "project," "forecast," "may," "should," "expect," "will" and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

-    projected operating or financial results;
- expectations regarding capital expenditures, preferred dividends and other matters;
-    beliefs about the financial impact of deregulation;
-    assumptions regarding the outcomes of legal and administrative proceedings;
-    estimations relating to the potential impact of new accounting standards;
-    beliefs regarding the consummation of asset sales;
-    intentions with respect to future energy supplies; and
-    anticipated costs associated with legal and regulatory compliance.

   Any or all of IP's forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties, including the following:

- the timing and extent of changes in commodity prices for natural gas and electricity;
- the effects of deregulation in Illinois and federally and the rules and regulations adopted in connection therewith;
-    competition from alternate retail electric providers;
- general economic and capital market conditions, including overall economic growth, demand for power and natural gas, and interest rates;
- IP's ability to successfully execute its liquidity plan, including the previously announced sale of transmission assets to Trans-Elect;
- the effects of the issues currently facing Dynegy Inc., our indirect parent company, including its ability to successfully execute the remaining elements of its strategy and to maintain adequate liquidity to satisfy its debt maturities and other obligations and the ultimate impact of the legal and administrative proceedings to which it is currently subject, including legal proceedings relating to its terminated merger with Enron Corp., Project Alpha, and round-trip trades, the California power market, shareholder claims, and the ongoing re-audit of Dynegy financial statements for the three-year period ended December 31, 2001;
- Dynegy's financial condition, including its ability to maintain its credit ratings and to continue to pay principal and interest on IP's intercompany note receivable;
- the cost of borrowing, access to capital markets and other factors affecting Dynegy's and IP's financing activities;
- operational factors affecting the ongoing commercial operations of IP's transmission, transportation and distribution facilities, including catastrophic weather-related damage, unscheduled repairs or workforce issues;
- the cost and other effects of legal and administrative proceedings, settlements, investigations or claims, including environmental liabilities that may not be covered by indemnity or insurance; and
- other regulatory or legislative developments that affect the energy industry in general and IP's operations in particular.

                             ILLINOIS POWER COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

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

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90-day period immediately preceding the filing of this report, an evaluation was carried out under the supervision and with the participation of IP's management, including its chief executive officer and its responsible financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act). Based upon that evaluation, the chief executive officer and responsible financial officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made to IP's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

                             ILLINOIS POWER COMPANY

                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Please see Note 5, "Commitments and Contingencies," for a description of IP's legal proceedings.

ITEM 5 - OTHER

Accompanying the filing of this Form 10-Q for the quarterly period ended September 30, 2002, we have provided to the Securities and Exchange Commission the Certifications of the chief executive officer and the responsible financial officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)    The following document is included as an exhibit to this Form 10-Q.

             EXHIBIT NUMBER                     DESCRIPTION
             --------------    -------------------------------------------------
                  10           Asset Purchase Agreement by and among Illinois
                               Electric Company, LLC, Trans-Elect, Inc., solely
                               for purpose of Article 5, Section 8.2 and Article
                               11, and Illinois Power Company dated as of
                               October 7, 2002 (incorporated by reference to
                               Exhibit 10.1 to IP's current report on Form 8-K
                               dated October 23, 2002).

                  12           Computation of ratio of earnings to fixed charges

(b)    Reports on Form 8-K of Illinois Power Company filed in the third quarter
       2002:

     - Current Report on Form 8-K dated July 24, 2002. Items 7 and 9 were reported and no financial statements were filed.

     - Current Report on Form 8-K dated August 14, 2002. Items 7 and 9 were reported and no financial statements were filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Illinois Power Company


Date:  November 14, 2002                By:  /s/  Peggy E. Carter
                                             -----------------------------------

                                             Peggy E. Carter, Vice President
                                             and Controller
                                             (Duly Authorized Officer and
                                             Principal Accounting Officer)

                            SECTION 302 CERTIFICATION

I, Larry F. Altenbaumer, certify that:

1. I have reviewed this third quarter 2002 report on Form 10-Q of Illinois Power Company;

2. Based on my knowledge, this third quarter 2002 report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this third quarter 2002 report;

3. Based on my knowledge, the financial statements, and other financial information included in this third quarter 2002 report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this third quarter 2002 report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this third quarter 2002 report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this third quarter 2002 report (the "Evaluation Date"); and

          (c) presented in this third quarter 2002 report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this third quarter 2002 report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002
                                               /s/ LARRY F. ALTENBAUMER
                                               ---------------------------------
                                                   Larry F. Altenbaumer
                                                   Chief Executive Officer

                            SECTION 302 CERTIFICATION

I, Michael R. Mott, certify that:

1. I have reviewed this third quarter 2002 report on Form 10-Q of Illinois Power Company;

2. Based on my knowledge, this third quarter 2002 report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this third quarter 2002 report;

3. Based on my knowledge, the financial statements, and other financial information included in this third quarter 2002 report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this third quarter 2002 report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this third quarter 2002 report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this third quarter 2002 report (the "Evaluation Date"); and

          (c) presented in this third quarter 2002 report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this third quarter 2002 report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002
                                       /s/ MICHAEL R. MOTT
                                       -----------------------------------------
                                           Michael R. Mott
                                           Senior Vice President