Form 10-Q
period 2003-03-31
ILLINOIS POWER CO
filed 2003-05-15
CIK 49816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-3004

Illinois Power Company
(Exact name of registrant as specified in its charter)

Illinois	37-0344645
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

500 S. 27 th Street
Decatur, Illinois 62521-2200
(Address of principal executive offices)
(Zip Code)

(217) 424-6600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒    NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES ☐  NO ☒

Illinova Corporation is the sole holder of all 62,892,213 outstanding shares of the common stock and owns approximately 73% of the preferred stock of Illinois Power Company. There is no voting or non-voting common equity held by non-affiliates of Illinois Power Company. Illinois Power Company is an indirect wholly owned subsidiary of Dynegy Inc.

ILLINOIS POWER COMPANY
TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION
Definitions	3

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):
Condensed Consolidated Balance Sheets:
March 31, 2003 and December 31, 2002	4
Condensed Consolidated Statements of Income and Comprehensive Income:
For the three months ended March 31, 2003 and 2002	5
Condensed Consolidated Statements of Cash Flows:
For the three months ended March 31, 2003 and 2002	6
Notes to Condensed Consolidated Financial Statements	7

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS	12

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20

Item 4. CONTROLS AND PROCEDURES	20

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS	21

Item 6. EXHIBITS AND REPORTS ON FORM 8-K	21

PART I

Definitions

As used in this Form 10-Q, the terms listed below are defined as follows:

AmerGen	AmerGen Energy Company
ARB	Accounting Research Board
ARO	Asset Retirement Obligation
Clinton	Clinton Power Station
DMG	Dynegy Midwest Generation, Inc.
Dynegy	Dynegy Inc.
EITF	Emerging Issues Task Force of the Financial Accounting Standards Board
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation Number
GAAP	Generally Accepted Accounting Principles
ICC	Illinois Commerce Commission
Illinova	Illinova Corporation
kWh	Kilowatt-Hour
P.A. 90-561	Electric Service Customer Choice and Rate Relief Law of 1997
PPA	Power Purchase Agreement
SEC	United States Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
Trans-Elect	Trans-Elect Inc.

ILLINOIS POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (in millions, except share data) (unaudited)

	March 31, 2003	December 31, 2002

ASSETS
Utility Plant:
Electric (includes construction work in progress of $79 million and $91 million, respectively)	$2,432	$2,410
Gas (includes construction work in progress of $16 million and $18 million, respectively)	774	770

	3,206	3,180
Less -- accumulated depreciation	1,233	1,219

	1,973	1,961

Investments and Other Assets	7	9

Current Assets:
Cash and cash equivalents	231	117
Restricted cash	19	17
Accounts receivable, net	153	104
Accounts receivable, affiliates	62	22
Accrued unbilled revenue	57	78
Materials and supplies, at average cost	24	44
Prepayments and other	8	20

	554	402

Note Receivable from Affiliate	2,271	2,271

Deferred Debits:
Transition period cost recovery	145	155
Other	143	143

	288	298

	$5,093	$4,941

CAPITAL AND LIABILITIES
Capitalization:
Common stock -- no par value, 100,000,000 shares authorized: 75,643,937 shares issued, stated at	$1,274	$1,274
Additional paid-in capital	9	9
Retained earnings - accumulated since 1/1/99	421	390
Accumulated other comprehensive income (loss), net of tax	(13)	(13)
Less -- Capital stock expense	7	7
Less -- 12,751,724 shares of common stock in treasury, at cost	287	287

	1,397	1,366
Preferred stock	46	46
Long-term debt	1,844	1,719

	3,287	3,131

Current Liabilities:
Accounts payable	48	66
Accounts payable, affiliates	8	18
Notes payable and current portion of long-term debt	376	376
Accrued liabilities	171	145

	603	605

Deferred Credits:
Accumulated deferred income taxes	1,019	1,038
Accumulated deferred investment tax credits	21	21
Other	163	146

	1,203	1,205

	$5,093	$4,941

See notes to condensed consolidated financial statements.

ILLINOIS POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in millions) (unaudited)

	Three Months Ended March 31,

	2003	2002

Operating Revenues:
Electric	$251	$247
Gas	210	146

Total	461	393

Operating Expenses and Taxes:
Power purchased	158	152
Gas purchased for resale	152	97
Other operating expenses	30	36
Maintenance	12	13
Depreciation and amortization	20	20
Amortization of regulatory assets	11	13
General taxes	21	20
Income taxes	7	7

Total	411	358

Operating income	50	35

Other Income and Deductions – Net:
Interest income from affiliates	43	43
Miscellaneous – net	(16)	(16)

Total	27	27

Income before interest charges	77	62

Interest Charges:
Interest expense	43	27
Allowance for borrowed funds used during construction	---	---

Total	43	27

Earnings before cumulative effect of change in accounting principle	34	35
Cumulative effect of change in accounting principle, net of tax (Note 1)	(2)	---

Net income	32	35
Less – Preferred dividend requirements	1	1

Net income applicable to common shareholder	$31	$34

Net income	$32	$35
Other comprehensive income (loss), net of tax	---	---

Comprehensive income	$32	$35

See notes to condensed consolidated financial statements.

ILLINOIS POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Three Months Ended March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32	$35
Items not affecting cash flows from operating activities:
Depreciation and amortization	32	36
Deferred income taxes	3	15
Cumulative effect of change in accounting principle (Note 1)	2	---
Changes in assets and liabilities resulting from operating activities:
Accounts receivable	(89)	(34)
Unbilled revenue	21	14
Materials and supplies	20	21
Prepayments	9	9
Accounts payable	(28)	11
Other deferred credits	(8)	(9)
Interest accrued and other, net	33	(16)

Net cash provided by operating activities	27	82

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(31)	(29)
Other investing activities	---	2

Net cash used in investing activities	(31)	(27)

CASH FLOWS FROM FINANCING ACTIVITIES:

Dividends on common and preferred stock	(1)	(1)
Redemptions:
Short-term debt	---	(38)
Long-term debt	(22)	(21)
Issuances:
Long-term debt	150	---
Decrease (increase) in restricted cash	(2)	---
Other financing activities	(7)	(1)

Net cash provided by (used in) financing activities	118	(61)

Net change in cash and cash equivalents	114	(6)
Cash and cash equivalents at beginning of period	117	42

Cash and cash equivalents at end of period	$231	$36

See notes to condensed consolidated financial statements.

ILLINOIS POWER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Interim Periods Ended March 31, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the SEC. These interim financial statements should be read together with the audited consolidated financial statements and notes thereto included in Illinois Power Company’s (“IP,” “we,” “us” and “our” ) Annual Report on Form 10-K for the year ended December 31, 2002, which we refer to in this report as the Form 10-K.

   The unaudited condensed consolidated financial statements contained in this quarterly report include all material adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. Interim period results are not necessarily indicative of the results for the full year. The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to develop estimates and make assumptions that affect reported financial position and results of operations and that impact the nature and extent of disclosure, if any, of contingent assets and liabilities. We review significant estimates affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on our beliefs and assumptions derived from information available at the time such judgments and estimates are made. Adjustments made with respect to the use of these estimates often relate to information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. Estimates are primarily used in (1) developing fair value assumptions, including estimates of future cash flows and discount rates, (2) analyzing tangible and intangible assets for impairment, (3) estimating the useful lives of our assets, (4) the estimate of various factors impacting the valuation of our pension assets, (5) assessing future tax exposure and the realization of tax assets and (6) determining the amounts to accrue related to contingencies. Actual results could differ materially from any such estimates. Certain reclassifications have been made to prior period amounts in order to conform to current year presentation.

   All significant intercompany balances and transactions have been eliminated from the unaudited condensed consolidated financial statements included in this quarterly report. All nonutility operating transactions are included in the line titled “Miscellaneous - net” in our Condensed Consolidated Statements of Income and Comprehensive Income.

   Cash and cash equivalents include cash on hand and temporary investments purchased with an initial maturity of three months or less. At March 31, 2003, we had cash and cash equivalents of approximately $231 million while at December 31, 2002, we had approximately $117 million.

   Our restricted cash is reserved for use in paying off the transitional funding trust notes issued under the provisions of the Electric Service Customer Choice and Rate Relief Law of 1997 (“P.A. 90-561”). The amount of restricted cash was approximately $19 million at March 31, 2003 and approximately $17 million at December 31, 2002.

Accounting Principles Adopted

SFAS No. 143  In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” We adopted this statement effective January 1, 2003. SFAS No. 143 provides accounting requirements for costs associated with legal obligations to retire tangible, long-lived assets. Under SFAS No. 143, the ARO is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. In each subsequent period the liability is accreted to its fair value and the capitalized cost is depreciated over the useful life of the related asset. The cumulative effect of applying SFAS No. 143 has been recognized as a change in accounting principle in the unaudited condensed consolidated statements of income and comprehensive income. Upon adoption, the cumulative effect, net of the associated income taxes, was approximately $2 million related to our operating lease agreement for four gas turbines and a separate land lease agreement in Tilton, Illinois and the ARO liability for the asset operating lease and the land lease was approximately $6 million. Amortization and accretion expense for 2003 is expected to be approximately $1 million.

    Had SFAS No. 143 been applied retroactively in the three months ended March 31, 2002, our net income would have been reduced by approximately $0.2 million.

ILLINOIS POWER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Interim Periods Ended March 31, 2003 and 2002

SFAS No. 146  In July 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that were previously accounted for pursuant to the guidance in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We have not initiated any such activities since December 31, 2002 but intend to apply provisions of the standard for any exit or disposal activities initiated in the future.

SFAS No. 148  In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 and provides alternative methods of transition (prospective, modified prospective or retroactive) for entities that voluntarily change to the fair value-based method of accounting for stock-based employee compensation in a fiscal year beginning before December 16, 2003. SFAS No. 148 requires prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. We transitioned to a fair value-based method of accounting for stock-based compensation in the first quarter 2003 and are using the prospective method of transition as described under SFAS No. 148.

   Under the prospective method of transition, all stock options granted since January 1, 2003 will be accounted for on a fair value basis. Options granted prior to January 1, 2003 continue to be accounted for using the intrinsic value method. Had compensation cost for options granted before January 1, 2003 been determined on a fair value basis consistent with SFAS No. 123, our net income would have approximated the following pro forma amounts for the three months ended March 31, 2003 and 2002, respectively.

	Three Months Ended
	March 31,

	2003	2002

Net income as reported	$32	$35
Add: Stock-based employee compensation expense included
in reported net income, net of related tax effects	---	---
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	1	1

Pro forma net income	$31	$34

FIN 45  In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” As required by FIN 45, we adopted the disclosure requirements on December 31, 2002. On January 1, 2003, we adopted the initial recognition and measurement provisions for guarantees issued or modified after December 31, 2002. The adoption of the recognition/measurement provisions did not have any impact on our financial statements.

Accounting Principles Not Yet Adopted

FIN 46  In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51.” In summary, this interpretation increases the level of risk that must be assumed by equity investors in special purpose entities. FIN 46 requires that the equity investor have significant equity at risk (minimum of 10% with few exceptions, increased from 3% under previous guidance) and hold a controlling interest, evidenced by voting rights, risk of loss and the benefit of residual returns. If the equity investor is unable to evidence these characteristics, the entity that retains these ownership characteristics will be required to consolidate the variable interest entity. We are in the process of evaluating the impact of FIN 46. While we have not entered into any arrangements in 2003 that would be subject to FIN 46, we are analyzing the structures of entities previously formed to determine whether we have any arrangements that are impacted. FIN 46 is applicable immediately to variable interest entities created or obtained after January 31, 2003. For variable interest entities created or obtained before February 1, 2003, FIN 46 is applicable as of July 1, 2003.

ILLINOIS POWER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Interim Periods Ended March 31, 2003 and 2002

Note 2 - Transmission Sale

We previously announced an agreement to sell our 1,672 circuit mile electric transmission system to Trans-Elect, an independent transmission company, conditioned on several matters, including the receipt of required approvals from the SEC under the PUHCA, the Federal Trade Commission, the ICC and the FERC. On February 20, 2003, the FERC voted to defer approval of the transaction and ordered a hearing to establish the allowable transmission rates for Trans-Elect. Under the sale agreement, if the transaction does not close on or before July 7, 2003, either party can terminate the agreement. Because of the lead time required for regulatory approvals, it is unlikely that the transaction will be closed by July 7th.

Note 3 - Related Parties

At March 31, 2003, principal outstanding under our note receivable from Illinova, our direct parent and a wholly owned Dynegy subsidiary (“Note Receivable from Affiliate”), approximated $2.3 billion with accrued interest of approximately $57 million. At December 31, 2002, principal outstanding under our Note Receivable from Affiliate approximated $2.3 billion with accrued interest of approximately $14 million. We recognized approximately $43 million of interest income from Illinova for each of the quarters ended March 31, 2003 and March 31, 2002.

   We have reviewed the collectibility of this note to assess whether it has become impaired under the criteria of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Under this standard, a loan is impaired when, based on current information and events, it is “probable” that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Please see Note 1, “Summary of Significant Accounting Policies,” in the Form 10-K for further discussion as to applicable GAAP requirements regarding impairment of the loan. While we believe that the note is not impaired and is fully collectible in accordance with its contractual terms, we continue to review the collectibility of the note on a quarterly basis. Principal payments on the note are not required until 2009 when it is due in full; as a result, future events may affect our view as to the collectibility of the remaining principal owed us under the note. It is possible that if negative events affect Dynegy or if we do not receive timely interest payments on our Note Receivable from Affiliate, such matters could cause us to believe it necessary to impair our Note Receivable from Affiliate on our condensed consolidated balance sheet and such action could have a material adverse effect on our liquidity, financial condition and results of operations.

   We routinely conduct business with subsidiaries of Dynegy. These transactions include the purchase or sale of electricity, natural gas and transmission services as well as certain other services. Operating revenue derived from transactions with affiliates approximated $8 million for the first quarter of 2003 and $7 million for the first quarter of 2002. Aggregate operating expenses charged by affiliates during the first quarter of 2003 approximated $142 million, including $118 million for power purchased. Aggregate operating expenses charged by affiliates during the first quarter of 2002 approximated $120 million, including $113 million for power purchased. The change in operating expenses, excluding power purchased, resulted from additional purchases of gas from an affiliate. We believe that related party transactions have been conducted at prices and terms similar to those available to and transacted with unrelated parties.

Note 4 - Commitments and Contingencies

Commitments

Please see Note 6, “Commitments and Contingencies,” to the Form 10-K for a description of the material commitments affecting us. No material developments affecting us have occurred with respect to such matters since our filing of the Form 10-K.

ILLINOIS POWER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Interim Periods Ended March 31, 2003 and 2002

Legal and Environmental Matters

Please see Note 6, “Commitments and Contingencies,” to the Form 10-K for a description of the material legal and environmental matters affecting us. Set forth below is a description of any material developments that have occured with respect to such matters since the filing of the Form 10-K.

   As discussed in the Form 10-K, we have lawsuits pending against us for illnesses based on alleged exposure to asbestos at generation facilities previously owned by us. As of March 31, 2003, twenty lawsuits were pending, seven of which were served during the first quarter of 2003. We intend to vigorously defend against the pending lawsuits. It is not possible to predict with certainty the extent to which we will incur any liability or to estimate the damages, if any, that might be incurred in connection with these or subsequent similar lawsuits; however, we do not expect to incure any material liability with respect to pending lawsuits.

Regulatory Matters

Please see Note 6, “Commitments and Contingencies,” to the Form 10-K for a description of the material regulatory matters affecting us. No material developments affecting us have occurred with respect to such matters since our filing of the Form 10-K.

Note 5 – Debt

On December 20, 2002, we sold $550 million of 11 1/2% Mortgage bonds due 2010 in a private offering. Of the $550 million, we issued $400 million in December 2002, with $150 million issued on a delayed delivery basis subject to ICC approval, which we received in January 2003. The mortgage bonds were sold at a discounted price of $97.48 to yield an effective interest rate of 12%. We realized net cash proceeds of approximately $380 million in December 2002 and approximately $142 million in January 2003 from this offering. We used a portion of the proceeds from the issuance to replenish the liquidity used to repay the $96 million 6.25% Mortgage bonds, which matured on July 15, 2002. Also, we used $200 million in December 2002 and $100 million on May 2, 2003 to pay off our one-year term loan due May 2003. We will use the remainder to pay a significant portion of our $190 million in aggregate mortgage bond maturities due in August and September 2003.

   Please see Note 9, “Long-Term Debt,” to the Form 10-K for further discussion of our 11 1/2 % Mortgage bonds due 2010.

   As of March 31, 2003, our debt maturities through December 31, 2003 were as follows:

	2003 Maturities

	2 nd	3 rd	4 th
	Quarter	Quarter	Quarter	Total

One-Year Term Loan	$100	$-	$-	$100
Transitional Funding Trust Notes	22	22	22	66
6 1/2% Mortgage Bonds	-	100	-	100
6.0% Mortgage Bonds	-	90	-	90

Total	$122	$212	$22	$356

ILLINOIS POWER COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the Interim Periods Ended March 31, 2003 and 2002

Note 6 – Liquidity

As of March 31, 2003, we have a significant amount of leverage, with near-term maturities including the following:

◆    $100 million due on our one-year term loan in May 2003 (paid May 2, 2003, see Note 5, “Debt”);
◆   $100 million in mortgage bond maturities in August 2003;
◆   $90 million in mortgage bond maturities in September 2003; and
◆   approximately $22 million due quarterly in 2003 for repayment of the transitional funding trust notes.

   Because we have no revolving credit facility and no access to the commercial paper markets, we rely on cash on hand, cash from potential liquidity initiatives and cash flows from operations, including interest payments under our $2.3 billion intercompany Note Receivable from Affiliate, to satisfy our debt obligations and to otherwise operate our business. Please see Note 5, “Related Parties,” to the Form 10-K and Note 3, “Related Parties,” in this Form 10-Q for further discussion related to the potential impairment of our Note Receivable from Affiliate.

   We used cash proceeds from a December 2002 mortgage bond offering to pay off our one-year term loan, and replenish the liquidity used to pay our $96 million July 2002 Mortgage bond maturity, and we will use the remainder of such proceeds to pay a significant portion of our $190 million in aggregate mortgage bond maturities due in August and September 2003. Because we do not expect our cash flows from operations (including interest income on our Note Receivable from Affiliate) to be sufficient to repay the remainder of our debt maturities and to otherwise satisfy our obligations in 2003, we are reliant on the execution of one or more liquidity initiatives. These initiatives could include new bank borrowings or the issuance of new mortgage bonds, as well as, if necessary, additional liquidity support which has been committed by Dynegy. We believe these items provide us with sufficient capital resources to pay the remainder of our 2003 mortgage bond maturities and to otherwise satisfy our obligations over the next twelve months. Depending on the structure of the transaction, one or more of these initiatives could require regulatory approval. Although Dynegy’s recently restructured credit facility, which expires in February 2005, prohibits it from prepaying more than $200 million in principal under our Note Receivable from Affiliate during the term of the credit agreement, it does not limit Dynegy’s ability to prepay interest under our Note Receivable from Affiliate.

   Our ability to execute one or more of these initiatives successfully is subject to a number of risks. These risks include, among others, the ability to obtain new bank or other borrowings and the financial effects of our relationship with Dynegy. You are encouraged to read Dynegy’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 for additional information regarding Dynegy and its current liquidity position.

ILLINOIS POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Interim Periods Ended March 31, 2003 and 2002

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the unaudited condensed consolidated financial statements included in this report and with our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC.

General – Company Profile

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

   We are an indirect, wholly owned subsidiary of Dynegy Inc. Dynegy acquired our direct parent company, Illinova, and its subsidiaries, including us, in February 2000. Our operations comprise one of Dynegy’s three operating divisions. Our results of operations and financial condition are affected by the consolidated financial and liquidity position of Dynegy, particularly because we rely on interest payments under a $2.3 billion intercompany note receivable from Illinova, our direct parent company and a wholly owned Dynegy subsidiary (“Note Receivable from Affiliate”), for a significant portion of our net cash provided by operating activities. Please see “Liquidity and Capital Resources - Our Relationship with Dynegy” below for further discussion.

Liquidity and Capital Resources

Overview

Our cash balance as of May 9, 2003 was approximately $239 million, including restricted cash of approximately $29 million. Because of our significant debt obligations, including $190 million in aggregate mortgage bond maturities due in August and September 2003, and approximately $22 million due quarterly for repayment of our transitional funding trust notes, we remain reliant on cash flows from potential liquidity initiatives, including additional liquidity support committed by Dynegy as necessary, to satisfy our obligations. Please see Note 5, “Debt,” for a discussion of our 2003 debt maturites. Please also see  “Conclusion” below for further discussion.

Our Relationship with Dynegy

We are an indirect, wholly owned subsidiary of Dynegy Inc. Due to our relationship with Dynegy, adverse developments or announcements concerning Dynegy have affected and could continue to affect our ability to access the capital markets and to otherwise conduct our business. We are particularly susceptible to developments at Dynegy because we rely on an unsecured Note Receivable from Affiliate for a substantial portion of our net cash provided by operating activities. This Note Receivable from Affiliate relates to the transfer of our former fossil-fueled generating assets. The note matures on September 30, 2009 and bears interest at an annual rate of 7.5%, due semiannually in April and October. At March 31, 2003 and December 31, 2002, principal outstanding under the note approximated $2.3 billion. At March 31, 2003, accrued interest approximated $57 million, while at December 31, 2002 accrued interest approximated $14 million.

   We have reviewed the collectibility of this note to assess whether it has become impaired under the criteria of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Under this standard, a loan is impaired when, based on current information and events, it is “probable” that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Please see “Critical Accounting Policies” in the Form 10-K for further discussion as to applicable GAAP requirements regarding impairment of the loan. While we believe that the note is not impaired and is fully collectible in accordance with its contractual terms, we continue to review the collectibility of the note on a quarterly basis. Principal payments on the note are not required until 2009 when it is due in full; as a result, future events may affect our view as to the collectibility of the remaining principal owed us under the note. It is possible that if negative events affect Dynegy or if we do not receive timely interest payments on our Note Receivable from Affiliate, such matters could cause us to believe

ILLINOIS POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Interim Periods Ended March 31, 2003 and 2002

it necessary to impair our Note Receivable from Affiliate on our condensed consolidated balance sheet and such action could have a material adverse effect on our liquidity, financial condition and results of operations.

Credit Capacity, Liquidity and Debt Maturities

Sources of Liquidity We are currently satisfying our capital requirements primarily with cash from operations, cash from financing activities, cash on hand and interest payments under our $2.3 billion Note Receivable from Affiliate.

   On December 20, 2002, we sold $550 million of 11 1/2% Mortgage bonds due 2010 in a private offering. Of the $550 million, we issued $400 million in December 2002, with $150 million issued on a delayed delivery basis subject to ICC approval, which we received in January 2003. We received net cash proceeds of approximately $380 million in December 2002 and approximately $142 million in January 2003 from this offering.

   As discussed above, we are reliant on proceeds from liquidity initiatives to satisfy our obligations. One of our future liquidity initiatives could include an issuance of mortgage bonds. Under our 1992 Mortgage, we generally are able to issue debt secured by the mortgage provided that (a) our “adjusted net earnings” are at least two times our “annual interest requirements,” and (b) the aggregate amount of indebtedness secured by the mortgage does not exceed three-quarters of the original cost of the property secured by the lien of the mortgage, reduced to reflect property that has been retired or sold. We also generally can issue mortgage bonds under our 1992 Mortgage in exchange for repurchased and retired indebtedness. As of March 31, 2003 we had the ability to issue approximately $460 million of additional mortgage bonds under our 1992 Mortgage, of which approximately (i) $81 million could be issued on the basis of property additions and (ii) $379 million could be issued on the basis of previously retired bonds. As of December 31, 2002 we had the ability to issue approximately $591 million of additional mortgage bonds under our 1992 Mortgage, of which approximately (i) $61 million could be issued on the basis of property additions and (ii) $530 million could be issued on the basis of previously retired bonds.

   We also have the ability to cause the issuance by a related special purpose trust, subject to ICC approval, of up to $864 million in additional transitional funding trust notes pursuant to the Illinois Electric Utility Transitional Funding Law. However, under the supplemental indenture we executed in connection with the issuance of our 11 1/2% Mortgage bonds due 2010, we could be required to redeem these bonds if we were to issue more than $300 million of transitional funding trust notes. There were approximately $497 million in transitional funding trust notes outstanding at March 31, 2003, the principal and interest of which is to be repaid quarterly with cash set aside daily from customer billings.

   Due to our non-investment grade credit ratings and other factors, we do not have access to the commercial paper markets, and our access to the capital markets is limited. These factors, along with the level of our indebtedness and the fact that we do not currently have a revolving credit facility, will have several important effects on our future operations. First, a significant portion of our operating cash flows will be dedicated to the payment of principal and interest on our outstanding indebtedness, including the transitional funding trust notes, and will not be available for other purposes. Second, our ability to obtain additional financing for working capital, capital expenditures, general corporate and other purposes is limited. Given these facts, we expect to rely primarily upon cash from operations, cash on hand, cash from potential liquidity initiatives, interest payments under our $2.3 billion Note Receivable from Affiliate or, as necessary, additional liquidity support which has been committed by Dynegy to meet our near-term obligations.

Credit Capacity On May 17, 2002, we exercised the “term-out” provision contained in our $300 million 364-day revolving credit facility, which was scheduled to mature on May 20, 2002. In connection with this conversion, we borrowed the remaining $60 million available under this facility. The exercise of the “term-out” provision converted the facility to a one-year term loan that matures in May 2003. In December 2002, we used a portion of the proceeds from our $550 million Mortgage bond offering to repay $200 million on this loan. On May 2, 2003 we made the final $100 million payment on this loan.

   As described above, our lack of a revolving credit facility could affect our future operations. Our ability to meet debt service obligations and reduce total indebtedness will be dependent upon our future operating performance and the other factors described herein.

ILLINOIS POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Interim Periods Ended March 31, 2003 and 2002

Debt Maturities  As of March 31, 2003, our debt maturities through December 31, 2003 were as follows (millions of dollars):

	2003 Maturities

	2 nd	3 rd	4 th
	Quarter	Quarter	Quarter	Total

One-Year Term Loan	$100	$-	$-	$100
Transitional Funding Trust Notes	22	22	22	66
6 1/2% Mortgage Bonds	-	100	-	100
6.0% Mortgage Bonds	-	90	-	90

Total	$122	$212	$22	$356

Financial Obligations and Commercial Commitments  We have entered into various financial obligations and commitments in the course of our ongoing operations and financing strategies. Financial obligations are considered to represent known future cash payments that we are required to make under existing contractual arrangements, such as debt and lease agreements. These obligations may result from general financing activities, as well as from commercial arrangements that are directly supported by related revenue-producing activities. Financial commitments represent contingent obligations that become payable only if certain pre-defined events were to occur, such as funding financial guarantees. Please see “Liquidity and Capital Resources—Financial Obligations and Commercial Commitments” in our Form 10-K for a complete listing of our obligations and commitments.  No material developments affecting us have occurred with respect to such matters since our filing of the Form 10-K.

Dividends  There are restrictions on our ability to pay cash dividends, including any dividends that we might pay indirectly to Dynegy. Under our Restated Articles of Incorporation, we may pay dividends on our common stock, all of which is owned by Illinova, subject to the preferential rights of the holders of our preferred stock, of which Illinova owns approximately 73%. We also are limited in our ability to pay dividends by the Illinois Public Utilities Act and the Federal Power Act, which require retained earnings equal to or greater than the amount of any proposed dividend. Additionally, the ICC’s October 23, 2002 order relating to a netting agreement between us and Dynegy prohibits us from declaring and paying any dividends on our common stock until such time as our mortgage bonds are rated investment grade by both Moody’s and Standard & Poor’s, and further requires that we first obtain approval for any such payment from the ICC.

   During the first quarter of 2003, we paid preferred stock dividends of $0.6 million. During the first quarter of 2002, we paid common stock dividends of $0.5 million to Illinova and preferred stock dividends of $0.6 million.

   The ICC’s October 2002 order authorized us to provide funds to Illinova to enable it to make interest payments due in February and August 2003 and February 2004 on its senior notes, but only if and only to the extent that Illinova is unable to obtain the necessary funds from Dynegy or another source. The amount of each of these three scheduled interest payments is approximately $3.6 million. The February 2003 interest payment on Illinova’s senior notes was made by Illinova as scheduled. With respect to the August 2003 and February 2004 interest payments, the ICC order authorizes us to provide funds to Illinova by repurchasing shares of our 7.75% series $50 par value preferred stock, which is callable in whole or in part at any time after July 1, 2003. Illinova holds approximately 95% of the shares of our 7.75% series preferred stock. The payment of any such amounts would reduce the amounts available to us for general corporate purposes or to satisfy our debt service or other obligations as they become due.

Capital Expenditures  Construction expenditures for the three months ended March 31, 2003 were approximately $31 million. We estimate that we will spend approximately $91 million on construction for the remainder of 2003. Construction expenditures for the three months ended March 31, 2002 were $29 million, and for the year ended December 31, 2002 were $144 million. Construction expenditures consist of numerous projects to upgrade and maintain the reliability of our electric and gas transmission and distribution systems, add new customers to the system and prepare for a competitive environment. Our construction expenditures for 2004 through 2007 are expected to total approximately $130 million per year. Additional expenditures may be required during this period to accommodate the transition to a competitive environment, environmental compliance, system upgrades and other costs that cannot be determined at this time.

ILLINOIS POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Interim Periods Ended March 31, 2003 and 2002

Conclusion  We have a significant amount of leverage, with near-term maturities including $190 million in aggregate mortgage bond maturities due in August and September 2003 and quarterly payments of approximately $22 million due on our transitional funding trust notes. We are required to make these same quarterly payments of approximately $22 million on our transitional funding trust notes through 2008, and we have a payment of up to $81 million due on our Tilton off-balance sheet lease financing in the third quarter 2004.

   Because we have no revolving credit facility and no access to the commercial paper markets, we are reliant on cash on hand, cash from potential liquidity initiatives and cash flows from operations, including interest payments under our Note Receivable from Affiliate, to satisfy our debt obligations and to otherwise operate our business. We used the cash proceeds from our December 2002 $550 million Mortgage bond offering to repay our $300 million one-year term loan (including the final $100 million payment on May 2, 2003), and replenish liquidity used to pay a July 2002 $96 million mortgage bond maturity, and we will use the remainder of such proceeds  to pay a significant portion of our $190 million in aggregate mortgage bond maturities due in August and September 2003. Because we do not expect our cash flows from operations (including interest income on our Note Receivable from Affiliate) to be sufficient to repay the remainder of our debt maturities and to otherwise satisfy our obligations in 2003, we are reliant on the execution of one or more liquidity initiatives. These initiatives could include new bank borrowings or the issuace of new mortgage bonds, as well as, if necessary, additional liquidity support which has been committed by Dynegy. We believe these items provide us with sufficient capital resources to pay the remainder of our 2003 mortgage bond maturities and to otherwise satisfy our obligations over the next twelve months. Depending on the structure of the transaction, one or more of these initiatives could require regulatory approval. Although Dynegy’s recently restructured credit facility, which expires in February 2005, prohibits it from prepaying more than $200 million in principal under our Note Receivable from Affiliate during the term of the credit agreement, it does not limit Dynegy’s ability to prepay interest under our Note Receivable from Affiliate.

Factors Affecting Future Operating Results

Our financial condition and results of operations in the second quarter of 2003 and beyond may be affected significantly by a number of factors, including:

◆   our ability to address our significant leverage and increased interest expense in light of, among other things, our non-investment grade status and lack of borrowing capacity;
◆   our ability to receive proceeds from one or more liquidity initiatives, including new bank borrowings or mortgage bond issuances;
◆   our ability to execute our business strategy of delivering reliable transmission and distribution services in a cost-effective manner;
◆   our ability to receive interest payments under our Note Receivable from Affiliate and to otherwise receive continued performance under our arrangements with Dynegy;
◆   our ability to execute a sale transaction relating to our transmission assets;
◆   the effects of past or future regulatory actions, including Illinois power market deregulation and, specifically, “direct access” on our electric business;
◆   our ability to maintain or improve our credit ratings;
◆   the effects of weather on our electric and gas business; and
◆   our ability to secure power and natural gas for our electric and gas customers.

   Reference is also made to the section “Uncertainty of Forward-Looking Statements and Information” below for additional factors that could impact our future operating results.

Critical Accounting Policies

Please see our Form 10-K for a complete explanation of our critical accounting policies, with respect to which there have been no material changes since the filing of the Form 10-K.

ILLINOIS POWER COMPANY MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS For the Interim Periods Ended March 31, 2003 and 2002
Results of Operations

Provided below is an unaudited tabular presentation of certain operating and financial statistics for the three-month periods ended March 31, 2003 and 2002, respectively.

	Three Months Ended March 31,

	2003	2002

	($ in millions)
Electric Sales Revenues -
Residential	$96	$96
Commercial	74	72
Commercial-distribution*	---	---
Industrial	62	60
Industrial-distribution*	1	2
Other	9	8

Revenues from ultimate consumers	242	238
Interchange	---	---
Transmission/Wheeling	9	9

Total Electric Revenues	$251	$247

Electric Sales in kWh (Millions) -
Residential	1,433	1,304
Commercial	1,058	1,022
Commercial-distribution*	1	1
Industrial	1,405	1,376
Industrial-distribution*	548	707
Other	98	93

Sales to ultimate consumers	4,543	4,503
Interchange	1	---

Total Electric Sales	4,544	4,503

*Distribution of customer-owned energy

ILLINOIS POWER COMPANY MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS For the Interim Periods Ended March 31, 2003 and 2002

Three Months Ended March 31,

2003	2002

($ in millions)
Gas Sales Revenues -
Residential	$143	$101
Commercial	51	36
Industrial	12	6
Other	1	1

Revenues from ultimate consumers	207	144
Transportation of customer-owned gas	---	1
Sales to affiliates	3	1

Total Gas Revenues	$210	$146

Gas Sales in Therms (Millions) -
Residential	185	153
Commercial	72	62
Industrial	19	15

Sales to ultimate consumers	276	230
Transportation of customer-owned gas	65	72

Total gas sold and transported	341	302
Sales to affiliates	4	3

Total Gas Delivered	345	305

Heating Degree Days(1) – Actual	2,933	2,498
Heating Degree Days(1) – 10 Year Rolling Average	2,587	2,623

(1)    Heating Degree Day (“HDD”) represents the number of degrees that the mean temperature for a particular day is below 65 degrees Fahrenheit. The HDDs for a period of time are computed by adding the HDDs for each day during the period.

Three-Month Periods Ended March 31, 2003 and 2002

For the quarter ended March 31, 2003, we reported net income of $32 million, compared with first quarter 2002 net income of $35 million.

   Operating revenues in 2003 increased $68 million period over period primarily due to increased demand resulting from favorable weather coupled with higher gas prices. Electric revenues increased from residential and commercial customers due to favorable weather offset by a 5% electric residential rate reduction effective May 1, 2002. Gas revenues increased due to higher weather driven usage coupled with higher gas prices.

   Operating expenses, exclusive of income taxes discussed below, increased $53 million in 2003 compared to 2002. Electric power purchases increased due to greater demand. Gas costs increased due to greater demand coupled with increased gas prices. Operating expenses were lower in 2003 due to the recovery from an industrial customer’s bankruptcy settlement and continued operating efficiency gains, partially offset by higher general taxes related to higher gas revenues. In addition, lower regulatory asset amortization in 2003 resulted from the additional regulatory asset amortization that was recorded in late 2002.

   Other income in 2003 and 2002 includes interest income associated with our Note Receivable from Affiliate of $43 million.

   Interest expense period-to-period increased $16 million reflecting higher outstanding debt balances. Interest expense in 2003 will also reflect higher costs from our December 2002 and January 2003 issuances of mortgage bonds totaling $550 million, which were issued at a 12% effective interest rate compared to our average 2002 mortgage bond interest rate of 5.81%.

ILLINOIS POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Interim Periods Ended March 31, 2003 and 2002

   In the first quarter 2003, we adopted SFAS No. 143, resulting in a charge of approximately $2 million, net of tax.

   We reported total income tax provision of $23 million, including tax benefits from the adoption of SFAS No. 143 and $24 million for the three-month periods ended March 31, 2003 and 2002, respectively. The effective tax rates approximated 41% in 2003 and 2002.

Operating Cash Flow

Cash flow from operating activities totaled $27 million for the three-month period ended March 31, 2003, compared to $82 million reported in the 2002 period. The higher accounts receivable balance at March 31, 2003 resulted from the interaction of the higher gas prices and the levelized payment plan option elected by some of our residential and commercial customers. We were required in 2003 to accelerate payment on our large gas purchase invoices due to our limited credit capacity. In addition, we received two months of accelerated accrued interest under our Note Receivable from Affiliate in the first quarter 2002.

Uncertainty of Forward-Looking Statements and Information This Quarterly Report includes statements reflecting assumptions, expectations, projections, intentions or beliefs about future events. These statements are intended as “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “may,” “should,” “expect,” “will” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

◆   projected operating or financial results;
◆   expectations regarding capital expenditures, preferred dividends and other matters;
◆   beliefs about the financial impact of deregulation;
◆   assumptions regarding the outcomes of legal and administrative proceedings;
◆   estimations relating to the potential impact of new accounting standards;
◆   intentions with respect to future energy supplies;
◆   our ability to consummate one or more liquidity initiatives; and
◆   anticipated costs associated with legal and regulatory compliance.

     Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties, including the following:

◆   our substantial indebtedness and our ability to generate sufficient cash flows either from our operations or other liquidity initiatives to service principal and interest on such indebtedness;
◆   the timing and extent of changes in commodity prices for natural gas and electricity;
◆   the effects of deregulation in Illinois and nationally and the rules and regulations adopted in connection therewith;
◆   competition from alternate retail electric providers;
◆   general economic and capital market conditions, including overall economic growth, demand for power and natural gas, and interest rates;
◆   the risk that the previously announced sale of our electric transmission system to Trans-Elect may not close as a result of the regulatory, financing and other contingencies related to that transaction;
◆   our ability to negotiate a new bank credit facility on terms acceptable to us and our lenders;
◆   the effects of our relationship with Dynegy Inc., our indirect parent company, including the ultimate impact of the legal and administrative proceedings to which it is currently subject;
◆   Dynegy’s financial condition, including its ability to continue to support payment to us of principal and interest on our $2.3 billion intercompany note receivable from Illinova;
◆   the cost of borrowing, access to capital and other factors affecting our financing activities;
◆   operational factors affecting the ongoing commercial operations of our transmission, transportation and distribution facilities, including catastrophic weather-related damage, unscheduled repairs or workforce issues;

ILLINOIS POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Interim Periods Ended March 31, 2003 and 2002

◆   the cost and other effects of legal and administrative proceedings, settlements, investigations, or claims, including environmental liabilities that may not be covered by indemnity  or insurance; and
◆   other regulatory or legislative developments that affect the energy industry in general and our operations in particular.

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

ILLINOIS POWER COMPANY

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our operating results may be impacted by commodity price fluctuations for electricity used in supplying service to our customers. We have contracted with AmerGen and DMG to supply power via PPAs that expire at the end of 2004. Should power acquired under these agreements be insufficient to meet our load requirements, we will have to buy power at current market prices. The PPA with DMG obligates DMG to provide power up to the reservation amount, and at the same prices, even if DMG has individual units unavailable at various times. The PPA with AmerGen does not obligate AmerGen to acquire replacement power for us in the event of a curtailment or shutdown at the Clinton Power Station. Under a Clinton shutdown scenario, to the extent we exceed our capacity reservation with DMG, we will have to buy power at current market prices. Such purchases would expose us to commodity price risk. As discussed in “Regulation” included in the Form 10-K, P.A. 90-561 was amended to extend the retail electric rate freeze for two additional years, through 2006. We have begun discussions to establish PPAs to cover this period, including the possible modification or extension of our existing PPAs.

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

   Our market risk is considered as a component of the entity-wide risk-management policies of our parent company, Dynegy. Dynegy measures entity-wide market risk in its financial trading and risk-management portfolios using Value at Risk. Additional measures are used to determine the treatment of risks outside the Value at Risk methodologies, such as market volatility, liquidity, event and correlation risk.

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

ILLINOIS POWER COMPANY

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

There have been no material developments affecting us with respect to our legal proceedings since the filing of the Form 10-K.

Item 6 - Exhibits and Reports on Form 8-K

(a)   The following documents are included as exhibits to this Form 10-Q:

*99.1   Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.2   Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Pursuant to Securities and Exchange Commission Release No. 33-8212, this certification will be treated as “accompanying” this report and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

(b)   Reports on Form 8-K of Illinois Power Company filed during the first quarter of 2003:

Current Report on Form 8-K dated January 15, 2003. Items 5 and 7 were reported and no financial statements were filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Illinois Power Company

Date: May 15, 2003	By:	/s/ Peggy E. Carter
Peggy E. Carter, Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Section 302 Certification

I, Larry F. Altenbaumer, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Illinois Power Company;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Larry F. Altenbaumer
President and Chief Executive Officer

Section 302 Certification

I, Nick J. Caruso, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Illinois Power Company;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Nick J. Caruso_________________
Executive Vice President and Chief Financial Officer