Form 10-Q
period 2003-06-30
ILLINOIS POWER CO
filed 2003-08-14
CIK 49816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to

Commission file number: 1-3004

Illinois Power Company
(Exact name of registrant as specified in its charter)

Illinois (State or other jurisdiction of incorporation or organization)	37-0344645 (I.R.S. Employer Identification No.)

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

ILLINOIS POWER COMPANY
TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION
Definitions	3

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):
Condensed Consolidated Balance Sheets:
June 30, 2003 and December 31, 2002	4
Condensed Consolidated Statements of Income and Comprehensive Income:
For the three and six months ended June 30, 2003 and 2002	5
Condensed Consolidated Statements of Cash Flows:
For the six months ended June 30, 2003 and 2002	6
Notes to Condensed Consolidated Financial Statements	7

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS	14

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK	26

Item 4. CONTROLS AND PROCEDURES	26

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS	27

Item 6. EXHIBITS AND REPORTS ON FORM 8-K	27

PART I

Definitions

As used in this Form 10-Q, the terms listed below are defined as follows:

AmerGen	AmerGen Energy Company
ARB	Accounting Research Board
ARO	Asset Retirement Obligation
Clinton	Clinton Power Station
DMG	Dynegy Midwest Generation, Inc.
Dynegy	Dynegy Inc.
EITF	Emerging Issues Task Force of the Financial Accounting Standards Board
EPA	Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation Number
GAAP	Generally Accepted Accounting Principles
ICC	Illinois Commerce Commission
Illinova	Illinova Corporation
kWh	Kilowatt-Hour
P.A. 90-561	Electric Service Customer Choice and Rate Relief Law of 1997
PPA	Power Purchase Agreement
PUHCA	The Public Utility Holding Company Act of 1935, as amended
SEC	United States Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
Trans-Elect	Trans-Elect Inc.

ILLINOIS POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (in millions, except share data) (unaudited)

	June 30, 2003	December 31, 2002

ASSETS
Utility Plant:
Electric (includes construction work in progress of $85 million and $91
million, respectively)	$2,459	$2,410
Gas (includes construction work in progress of $17 million and $18
million, respectively)	777	770

	3,236	3,180
Less -- accumulated depreciation	1,247	1,219

	1,989	1,961

Investments and Other Assets	6	9

Current Assets:
Cash and cash equivalents	120	117
Restricted cash	18	17
Accounts receivable, net	109	104
Accounts receivable, affiliates	50	22
Accrued unbilled revenue	59	78
Materials and supplies, at average cost	37	44
Prepayments and other	26	20

	419	402

Note Receivable from Affiliate	2,271	2,271

Deferred Debits:
Transition period cost recovery	136	155
Other	137	143

	273	298

	$4,958	$4,941

CAPITAL AND LIABILITIES
Capitalization:
Common stock -- no par value, 100,000,000 shares authorized:
75,643,937 shares issued, stated at	$1,274	$1,274
Additional paid-in capital	9	9
Retained earnings - accumulated since 1/1/99	439	390
Accumulated other comprehensive income (loss), net of tax	(13)	(13)
Less -- Capital stock expense	7	7
Less -- 12,751,724 shares of common stock in treasury, at cost	287	287

	1,415	1,366

Preferred stock	46	46
Long-term debt	1,823	1,719

	3,284	3,131

Current Liabilities:
Accounts payable	58	66
Accounts payable, affiliates	6	18
Notes payable and current portion of long-term debt	276	376
Accrued liabilities	144	145

	484	605

Deferred Credits:
Accumulated deferred income taxes	1,007	1,038
Accumulated deferred investment tax credits	20	21
Other	163	146

	1,190	1,205

	$4,958	$4,941

See notes to condensed consolidated financial statements.

ILLINOIS POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (in millions) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Operating Revenues:
Electric	$257	$284	$508	$531
Gas	71	60	281	206

Total	328	344	789	737

Operating Expenses and Taxes:
Power purchased	160	159	318	311
Gas purchased for resale	41	31	193	128
Other operating expenses	33	33	63	69
Maintenance	16	12	28	25
Depreciation and amortization	20	21	40	41
Amortization of regulatory assets	10	13	21	26
General taxes	17	16	38	36
Income taxes	(2)	13	5	20

Total	295	298	706	656

Operating income	33	46	83	81

Other Income and Deductions – Net:
Interest income from affiliates	42	42	85	85
Miscellaneous - net	(16)	(13)	(32)	(29)

Total	26	29	53	56

Income before interest charges	59	75	136	137

Interest Charges:
Interest expense	41	29	84	56
Allowance for borrowed funds used during construction	---	---	---	---

Total	41	29	84	56

Earnings before cumulative effect of change in accounting principle	18	46	52	81
Cumulative effect of change in accounting principle, net of tax (Note 1)	---	---	(2)	---

Net income	18	46	50	81
Less - Preferred dividend requirements	---	---	1	1

Net income applicable to common shareholder	$18	$46	$49	$80

Net income	$18	$46	$50	$81
Other comprehensive income (loss), net of tax	---	---	---	---

Comprehensive income	$18	$46	$50	$81

See notes to condensed consolidated financial statements.

ILLINOIS POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Six Months Ended June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$50	$81
Items not affecting cash flows from operating activities:
Depreciation and amortization	65	70
Deferred income taxes	(9)	12
Cumulative effect of change in accounting principle (Note 1)	2	---
Changes in assets and liabilities resulting from operating activities:
Accounts receivable	(33)	(52)
Unbilled revenue	19	11
Materials and supplies	7	16
Prepayments	(4)	6
Accounts payable	(20)	(7)
Other deferred credits	(17)	(17)
Interest accrued and other, net	14	(54)

Net cash provided by operating activities	74	66

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(67)	(68)
Other investing activities	(1)	2

Net cash used in investing activities	(68)	(66)

CASH FLOWS FROM FINANCING ACTIVITIES:

Dividends on common and preferred stock	(1)	(1)
Redemptions:
Short-term debt	(100)	(38)
Long-term debt	(43)	(43)
Issuances:
Short-term debt	---	60
Long-term debt	150	---
Increase in restricted cash	(1)	---
Other financing activities	(8)	(4)

Net cash used in financing activities	(3)	(26)

Net change in cash and cash equivalents	3	(26)
Cash and cash equivalents at beginning of period	117	42

Cash and cash equivalents at end of period	$120	$16

See notes to condensed consolidated financial statements.

ILLINOIS POWER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Interim Periods Ended June 30, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the SEC. These interim financial statements should be read together with the audited consolidated financial statements and notes thereto included in Illinois Power Company’s ("IP," "we," "us" and "our" ) Annual Report on Form 10-K for the year ended December 31, 2002, which we refer to in this report as the Form 10-K.

The unaudited condensed consolidated financial statements contained in this quarterly report include all material adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. Interim period results are not necessarily indicative of the results for the full year. The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to develop estimates and make assumptions that affect reported financial position and results of operations and that impact the nature and extent of disclosure, if any, of contingent assets and liabilities. We review significant estimates affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on our beliefs and assumptions derived from information available at the time such judgments and estimates are made. Adjustments made with respect to the use of these estimates often relate to information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. Estimates are primarily used in (1) recording revenue for services provided but not yet billed, (2) estimating the useful lives of our assets, (3) analyzing tangible and intangible assets for impairment, (4) projecting recovery of stranded costs, (5) estimating  various factors impacting the valuation of our pension assets, (6) assessing future tax exposure and the realization of tax assets and (7) determining the amounts to accrue related to contingencies. Actual results could differ materially from any such estimates. Certain reclassifications have been made to prior period amounts in order to conform to current year presentation.

All significant intercompany balances and transactions have been eliminated from the unaudited condensed consolidated financial statements included in this quarterly report. All nonutility operating transactions are included in the line titled "Miscellaneous - net" in our Condensed Consolidated Statements of Income and Comprehensive Income.

Accounting Principles Adopted

SFAS No. 143 In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." We adopted this statement effective January 1, 2003. SFAS No. 143 provides accounting requirements for costs associated with legal obligations to retire tangible, long-lived assets. Under SFAS No. 143, the ARO is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. In each subsequent period the liability is accreted to its fair value and the capitalized cost is depreciated over the useful life of the related asset. The cumulative effect of applying SFAS No. 143 has been recognized as a change in accounting principle in the unaudited condensed consolidated statements of income and comprehensive income. Upon adoption, the cumulative effect, net of the associated income taxes, was approximately $2 million related to our operating lease agreement for four gas turbines and a separate land lease agreement in Tilton, Illinois and the ARO liability for the asset operating lease and the land lease was approximately $6 million. Amortization and accretion expense for 2003 is expected to be approximately $1 million.

In addition to this liability, we also have potential retirement obligations for the dismantlement of our electric and gas transmission and distribution facilities and natural gas storage facilities. It is our intent to maintain these facilities in a manner such that the facilities will be operational indefinitely. As such, we cannot estimate any potential retirement obligations associated with these assets. At the time we are able to estimate any new asset retirement obligations, liabilities will be recorded in accordance with SFAS No. 143.

Had SFAS No. 143 been applied retroactively in the three months and six months ended June 30, 2002, our net income would have been reduced by approximately $0.2 million and $0.4 million, respectively.

SFAS No. 146 In July 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal

ILLINOIS POWER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Interim Periods Ended June 30, 2003 and 2002

activities, including restructuring activities that were previously accounted for pursuant to the guidance in EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We have not initiated any such activities during the first six months of 2003 but intend to apply provisions of the standard for any exit or disposal activities initiated in the future.

SFAS No. 148 In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 and provides alternative methods of transition (prospective, modified prospective or retroactive) for entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation in a fiscal year beginning before December 16, 2003. SFAS No. 148 requires prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. We transitioned to a fair value based method of accounting for stock-based compensation in the first quarter 2003 and are using the prospective method of transition as described under SFAS No. 148. As a result, an annual charge of approximately $0.2 million will be reflected in other operating expense in the unaudited condensed consolidated statements of income and comprehensive income.

Under the prospective method of transition, all stock options granted since January 1, 2003 will be accounted for on a fair value basis. As of June 30, 2003, the fair value based expense which we have recorded for options granted in 2003 is negligible. Options granted prior to January 1, 2003 continue to be accounted for using the intrinsic value method. Had compensation cost for options granted before January 1, 2003 been determined on a fair value basis consistent with SFAS No. 123, our net income would have approximated the following pro forma amounts for the three and six months ended June 30, 2003 and 2002, respectively (in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income as reported	$18	$46	$50	$81
Add: Stock-based employee compensation expense included
in reported net income, net of related tax effects	---	---	---	---
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	1	1	2	2

Pro forma net income	$17	$45	$48	$79

FIN 45 In November 2002, the FASB issued FIN 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." As required by FIN 45, we adopted the disclosure requirements on December 31, 2002. On January 1, 2003, we adopted the initial recognition and measurement provisions for guarantees issued or modified after December 31, 2002. The adoption of the recognition/measurement provisions did not have any impact on our financial statements.

Accounting Principles Not Yet Adopted

FIN 46 In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51." In summary, this interpretation increases the level of risk that must be assumed by equity investors in special purpose entities. FIN 46 requires that the equity investor have significant equity at risk (minimum of 10% with few exceptions, increased from 3% under previous guidance) and hold a controlling interest, evidenced by voting rights, risk of loss and the benefit of residual returns. If the equity investor is unable to evidence these characteristics, the entity that retains these ownership characteristics will be required to consolidate the variable interest entity. While we have not entered into any arrangements in 2003 that would be subject to FIN 46, we are analyzing the structures of entities previously formed to determine which arrangements are impacted. FIN 46 is applicable immediately to variable interest entities created or obtained after January 31, 2003.

ILLINOIS POWER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Interim Periods Ended June 30, 2003 and 2002

For variable interest entities created or obtained before February 1, 2003, FIN 46 is applicable as of July 1, 2003. The impact of adopting FIN 46 will be reflected as a cumulative effect of a change in accounting principle in the third quarter 2003.

Note 2 - Transmission Sale

We previously announced an agreement to sell our 1,672 circuit mile electric transmission system to Trans-Elect, an independent transmission company, conditioned on several matters, including the receipt of required approvals from the SEC under the PUHCA, the Federal Trade Commission, the ICC and the FERC. On February 20, 2003, the FERC voted to defer approval of the transaction and ordered a hearing to establish the allowable transmission rates for Trans-Elect. Under the sale agreement, if the transaction did not close on or before July 7, 2003, either party could terminate the agreement.

On July 8, 2003, we exercised our right to terminate the agreement with Trans-Elect. The decision was made to defer for now the consideration of the sale of our transmission assets to allow us to more fully assess developing federal and state transmission policy and to review the value of the sale of these assets consistent with an updated review of Dynegy’s corporate initiatives and objectives, including its recent refinancing. For a description of Dynegy’s refinancing, we encourage you to read its Quarterly Report on Form 10-Q for the period ended June 30, 2003, which was filed on August 14, 2003.

Note 3 - Related Parties

At June 30, 2003, principal outstanding under our note receivable from Illinova, our direct parent and a wholly owned Dynegy subsidiary ("Note Receivable from Affiliate"), approximated $2.3 billion with accrued interest of approximately $43 million. At December 31, 2002, principal outstanding under our Note Receivable from Affiliate approximated $2.3 billion with accrued interest of approximately $14 million. We recognized approximately $85 million of interest income for the six months ended June 30, 2003 and June 30, 2002 and $42 million of interest income from Illinova for the three months ended June 30, 2003 and June 30, 2002. In July 2003, Dynegy made an interest payment of approximately $100 million on its $2.3 billion intercompany note receivable to Illinova, which in turn made an interest payment of approximately $100 million to us under our Note Receivable from Affiliate. These notes contain identical interest payment provisions pursuant to which semi-annual interest payments of approximately $86 million are due on April 1 and October 1 of each year. The amount paid in July represents accrued interest on the notes for the months of April – July and prepaid interest for the months of August – October.

We have reviewed the collectibility of this note to assess whether it has become impaired under the criteria of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." Under this standard, a loan is impaired when, based on current information and events, it is "probable" that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Please see Note 1, "Summary of Significant Accounting Policies," in the Form 10-K for further discussion as to applicable GAAP requirements regarding impairment of the loan. While we believe that the note is not impaired and is fully collectible, we continue to review the collectibility of the note on a quarterly basis. Principal payments on the note are not required until 2009 when it is due in full; as a result, future events may affect our view as to the collectibility of the remaining principal owed us under the note. It is possible that if negative events affect Dynegy or if we do not receive timely interest payments on our Note Receivable from Affiliate, such matters could cause us to believe it necessary to impair our Note Receivable from Affiliate on our condensed consolidated balance sheet and such action could have a material adverse effect on our liquidity, financial condition and results of operations. For example, a significant impairment could impact our ability to comply with the financial covenants contained in our Tilton off-balance sheet lease agreement and to stay within the utility earnings cap contained in the Illinois Customer Choice Law.

We routinely conduct business with subsidiaries of Dynegy. These transactions include the purchase or sale of electricity, natural gas and transmission services as well as certain other services. Operating revenue derived from transactions with affiliates approximated $7 million and $15 million for the three and six months ended June 30, 2003. For the three and six months ended June 30, 2002, approximately $8 million and $16 million in operating revenue was derived from affiliate transactions. Aggregate operating expenses charged by affiliates during the quarter ended June 30, 2003 approximated $131 million, including $114 million for power purchased. Approximately $273 million in aggregate operating expenses, including $232 million for power purchased, was charged by affiliates during the six months ended June 30, 2003. Aggregate operating expenses charged by affiliates

ILLINOIS POWER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Interim Periods Ended June 30, 2003 and 2002

approximated $135 million and $255 million for the three and six months ended June 30, 2002, including $124 million and $237 million, respectively, for power purchased. The change in operating expenses, excluding power purchased, resulted from additional purchases of gas from an affiliate. We believe that these related party transactions have been conducted at prices and terms similar to those available to and transacted with unrelated parties.

Note 4 - Commitments and Contingencies

Commitments

Please see Note 6, "Commitments and Contingencies," to the Form 10-K for a description of the material commitments affecting us. No material developments affecting us have occurred with respect to such matters since our filing of the Form 10-K.

Legal and Environmental Matters

Set forth below is a description of our material legal proceedings. In addition to the matters described below, we are party to legal proceedings arising in the ordinary course of business. In the opinion of management, the disposition of these ordinary course matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

We record reserves for estimated losses from contingencies when information available indicates that a loss is probable and the amount of the loss is reasonably estimable in accordance with SFAS No. 5, "Accounting for Contingencies." For environmental matters, we record liabilities when environmental assessment indicates that remedial efforts are probable and the costs can be reasonably estimated. Please see Note 1, "Summary of Significant Accounting Policies," beginning on page F-8 of the Form 10-K for further discussion.

With respect to some of the items listed below, we have determined that a loss is not probable or that any such loss, to the extent probable, is not reasonably estimable. Notwithstanding the foregoing, management has assessed these matters based on currently available information and made an informed judgment concerning the potential outcome of such matters, giving due consideration to the nature of the claim, the amount and nature of damages sought and the probability of success. Management’s judgment may, as a result of facts arising prior to resolution of these matters or other factors, prove inaccurate and investors should be aware that such judgment is made subject to the known uncertainty of litigation.

U.S. Environmental Protection Agency Complaint   IP and Dynegy Midwest Generation, Inc., ("DMG") collectively referred to in this section as the Defendants, are currently the subject of a Notice of Violation ("NOV") from the EPA and a complaint filed by the EPA and the Department of Justice alleging violations of the Clean Air Act, the regulations promulgated thereunder and certain Illinois regulations adopted pursuant to the Clean Air Act. Eight similar notices and complaints were filed against other owners of coal-fired power plants. Both the NOV and the complaint allege that certain equipment repairs, replacements and maintenance activities at the Defendants’ three Baldwin Station generating units constituted "major modifications" under the Prevention of Significant Deterioration ("PSD"), the New Source Performance Standard ("NSPS") regulations and the applicable Illinois regulations, and that the Defendants failed to obtain required operating permits under the applicable Illinois regulations. When activities that meet the definition of "major modifications" occur and are not otherwise exempt, the Clean Air Act and related regulations generally require that the generating facilities at which such activities occur meet more stringent emissions standards, which may entail the installation of potentially costly pollution control equipment.

DMG has undertaken activities to significantly reduce emissions at the Baldwin Station since the complaint was filed in 1999. In 2000, the Baldwin Station was converted from high to low sulfur coal, resulting in sulfur dioxide emission reductions of over 90% from 1999 levels. Furthermore, selective catalytic reduction equipment has been installed at two of the three units at Baldwin Station, resulting in significant emission reductions of nitrogen oxides. However, the EPA may seek to require the installation of the "best available control technology," or the equivalent, at the Baldwin Station. Current estimates indicate that capital expenditures of up to $410 million could be incurred if the installation of best available control

 ILLINOIS POWER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Interim Periods Ended June 30, 2003 and 2002

technology were required. The EPA also has the authority to seek penalties for the alleged violations at the rate of up to $27,500 per day for each violation.

On February 19, 2003, the Court granted our motion for partial summary judgment based on the five-year statute of limitations. As a result, the EPA is not permitted to seek any monetary civil penalties for claims related to construction without a permit under the PSD regulations. The Court’s ruling also precludes monetary civil penalties for a portion of the claims under the NSPS regulations and the applicable Illinois regulations. We believe that we have meritorious defenses against the remaining claims and vigorously defended against them at trial. The trial to address these remaining issues began in June 2003. The submission of evidence concluded on June 27, 2003. The final briefing in the trial is expected to occur in August 2003 and closing arguments are scheduled for September 29, 2003. Dynegy has recorded a reserve for potential penalties that could be imposed if the EPA were to prosecute successfully these remaining claims for penalties.

None of the Defendants’ other facilities are covered in the complaint and NOV, but the EPA has officially requested information, and we have provided such information, concerning activities at the Defendants’ Vermilion, Wood River and Hennepin plants. The EPA could eventually commence enforcement actions based on activities at these plants.

Manufactured-Gas Plants   We previously operated two dozen sites at which natural gas was manufactured from coal. Operation of these MGP sites was generally discontinued in the 1950s when natural gas became available from interstate gas transmission pipelines. Many of these MGP sites were contaminated with residues from the gas manufacturing process. The Illinois EPA has issued No Further Remediation Letters for two of our MGP sites. Although we estimate our liability for MGP site remediation to be approximately $48 million for our remaining 22 MGP sites, because of the unknown and unique characteristics at each site, we cannot be certain of our ultimate liability for remediation of the sites. In October 1995, we initiated litigation against a number of our insurance carriers. Settlement proceeds recovered from these carriers offset a portion of the estimated MGP remediation costs and are credited to customers through the tariff rider mechanism that the ICC previously approved. Cleanup costs in excess of insurance proceeds are considered probable of recovery from our electric and gas customers.

Asbestos Litigation  We have lawsuits pending against us for illnesses based on alleged exposure to asbestos at generation facilities previously owned by us. As of June 30, 2003, twenty–five lawsuits were pending, six of which were served during the second quarter of 2003. We intend to defend against the pending lawsuits vigorously. We have recorded a reserve for this matter, however,  we do not believe that any liability we might incur as a result of these matters would have a material adverse effect on our financial condition or result of operations.

Regulatory Matters

Please see Note 6, "Commitments and Contingencies," to the Form 10-K for a description of the material regulatory matters affecting us. No material developments affecting us have occurred with respect to such matters since our filing of the Form 10-K.

Note 5 – Debt

On December 20, 2002, we closed a private offering of $550 million of 11 1/2% Mortgage bonds due 2010. Of the $550 million, we issued $400 million in December 2002, with $150 million issued on a delayed delivery basis subject to ICC approval, which we received in January 2003. The mortgage bonds were sold at a discounted price of $97.48 to yield an effective interest rate of 12%. We realized net cash proceeds of approximately $380 million in December 2002 and approximately $142 million in January 2003 from this offering. We used a portion of the proceeds from the issuance to replenish the liquidity used to repay our $96 million 6.25% Mortgage bonds, which matured on July 15, 2002. Also, we used $200 million in December 2002 and $100 million on May 2, 2003 to pay off our one-year term loan due May 2003. We have used and will use the remaining proceeds, together with the interest income described in Note 3 above and other available cash, to repay our August and September 2003 mortgage bond maturities.

ILLINOIS POWER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Interim Periods Ended June 30, 2003 and 2002

Exchange Offer   On July 11, 2003, we commenced an exchange offer, pursuant to which we are offering to exchange up to $550,000,000 of our outstanding 11 1/2% Mortgage Bonds due 2010, or Outstanding Bonds, for a new series of our 11 1/2% Mortgage Bonds due 2010, or New Bonds. Our New Bonds will have substantially the same terms as the Outstanding Bonds, including the same principal amount, interest rate, redemption terms and payment and maturity dates, except that the New Bonds will be registered under the Securities Act, and the transfer restrictions and registration rights relating to the Outstanding Bonds will not apply to the New Bonds. The exchange offer, which was initially scheduled to expire on August 11, 2003, was extended until August 25, 2003. For a complete discussion of the terms and conditions of our exchange offer, please read the prospectus relating to the exchange offer, which we filed on July 11, 2003.

Please see Note 9, "Long-Term Debt," to the Form 10-K for further discussion of our 11 1/2% Mortgage bonds due 2010.

As of June 30, 2003, our debt maturities through June 30, 2004 were as follows (millions of dollars):

	Debt Maturities

	3 rd quarter	4 th quarter	1 st quarter	2 nd quarter	12-month
	2003	2003	2004	2004	Total

Transitional Funding Trust Notes	$22	$22	$22	$22	$88
6 1/2% Mortgage Bonds (1)	100	-	-	-	100
6.0% Mortgage Bonds	90	-	-	-	90

Total	$212	$22	$22	$22	$278

(1)  We paid this $100 million maturity on August 1, 2003.

Note 6 – Liquidity

As of June 30, 2003, we have a significant amount of leverage, with near-term maturities including the following:

  $100 million in mortgage bond maturities in August 2003;
  $90 million in mortgage bond maturities in September 2003; and
  approximately $22 million due quarterly through 2008 for repayment of the transitional funding trust notes.
Because we have no revolving credit facility and no access to the commercial paper markets, we rely on cash on hand, cash flows from operations, including interest payments under our $2.3 billion Note Receivable from Affiliate and liquidity support which has been committed by Dynegy, to satisfy our debt obligations and to otherwise operate our business. Please see Note 5, "Related Parties," to the Form 10-K and Note 3, "Related Parties," in this Form 10-Q for further discussion related to the potential impairment of our Note Receivable from Affiliate.

We used cash proceeds from a December 2002 mortgage bond offering to pay off our one-year term loan and to replenish the liquidity used to repay our $96 million July 2002 Mortgage bond maturity. We have used and will use the remaining proceeds, together with the interest income discussed in Note 3 above and other available cash, to pay our August and September 2003 mortgage bond maturities. For the near term, we will continue to rely on a support commitment by Dynegy in order to satisfy our obligations. Although Dynegy’s restructured credit facility, which expires in February 2005, prohibits it from prepaying more than $200 million in principal under our Note Receivable from Affiliate during the term of the credit agreement, it does not limit Dynegy’s ability to prepay interest under our Note Receivable from Affiliate. In addition, the indenture governing Dynegy Holdings Inc.’s recently issued second priority senior secured notes permits payments of principal on the intercompany note receivable up to $450 million or to the extent that a fixed charge coverage ratio of 2:1 is satisfied. The indenture also permits the prepayment of interest on the intercompany note receivable up to twelve months at any one time.

As part of our long-term plan, we will consider one or more liquidity initiatives including, among other things, a revolving credit facility or additional debt issuances. We believe our liquidity and capital resources are sufficient to satisfy our obligations over the next twelve months.

ILLINOIS POWER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Interim Periods Ended June 30, 2003 and 2002

Our ability to execute one or more liquidity initiatives successfully is subject to a number of risks. These risks include, among others, the ability to obtain new bank or other borrowings and the financial effects of our relationship with Dynegy. We encourage you to read Dynegy’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 for additional information regarding Dynegy and its current liquidity position.

ILLINOIS POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Interim Periods Ended June 30, 2003 and 2002

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the unaudited condensed consolidated financial statements included in this report and with our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC.

General – Company Profile

We are engaged in the transmission, distribution and sale of electric energy and the distribution, transportation and sale of natural gas in the State of Illinois. We provide electric and natural gas service to residential, commercial and industrial customers in substantial portions of northern, central and southern Illinois. We also currently supply electric transmission service to numerous utilities, electric cooperatives, municipalities and power marketing entities in the State of Illinois. We are an indirect, wholly owned subsidiary of Dynegy Inc. Dynegy acquired our direct parent company, Illinova, and its subsidiaries, including us, in February 2000. Our operations comprise one of Dynegy’s three operating divisions. Our results of operations and financial condition are affected by the consolidated financial and liquidity position of Dynegy.

Liquidity and Capital Resources

Overview

Our cash balance as of August 8, 2003 was approximately $119 million, including restricted cash of approximately $29 million. Because of our significant debt obligations, including a $90 million mortgage bond maturity due in September 2003, and approximately $22 million due quarterly for repayment of our transitional funding trust notes, we remain reliant on cash on hand, cash flows from operations and liquidity support committed by Dynegy, to satisfy our obligations. Please see Note 5, "Debt," for a discussion of our near term debt maturities. Please also see "Conclusion" below for further discussion.

Our Relationship with Dynegy

We are an indirect, wholly owned subsidiary of Dynegy Inc. Due to our relationship with Dynegy, adverse developments or announcements concerning Dynegy have affected and could continue to affect our ability to access the capital markets and to otherwise conduct our business. We are particularly susceptible to developments at Dynegy because we rely on an unsecured Note Receivable from Affiliate for a substantial portion of our net cash provided by operating activities. This Note Receivable from Affiliate relates to the transfer of our former fossil-fueled generating assets. The note matures on September 30, 2009 and bears interest at an annual rate of 7.5%, due semiannually in April and October. At June 30, 2003 and December 31, 2002, principal outstanding under the note approximated $2.3 billion. At June 30, 2003, accrued interest approximated $43 million, while at December 31, 2002 accrued interest approximated $14 million. Additionally, as described in Note 3 above, we received an interest payment of approximately $100 million on our Note Receivable from Affiliate in July 2003.

We have reviewed the collectibility of this note to assess whether it has become impaired under the criteria of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." Under this standard, a loan is impaired when, based on current information and events, it is "probable" that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Please see "Critical Accounting Policies" in the Form 10-K for further discussion as to applicable GAAP requirements regarding impairment of the loan. While we believe that the note is not impaired, we continue to review the collectibility of the note on a quarterly basis. Principal payments on the note are not required until 2009 when it is due in full; as a result, future events may affect our view as to the collectibility of the remaining principal owed us under the note. It is possible that if negative events affect Dynegy or if we do not receive timely interest payments on our Note Receivable from Affiliate, such matters could cause us to believe it necessary to impair our Note Receivable from Affiliate on our condensed consolidated balance sheet and such action could have a material adverse effect on our liquidity, financial condition and results of operations. For example, a significant impairment could impact our ability to comply with the financial covenants contained in our Tilton off-balance sheet lease agreement and to stay within the utility earnings cap contained in the Illinois Customer Choice Law.

ILLINOIS POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Interim Periods Ended June 30, 2003 and 2002

Credit Capacity, Liquidity and Debt Maturities

Sources of Liquidity We are currently satisfying our capital requirements primarily with cash from operations, cash on hand, interest payments under our $2.3 billion Note Receivable from Affiliate and liquidity support which has been committed by Dynegy.

Our operating cash flows are insufficient to satisfy our debt service obligations and other capital resource requirements. We have used and will use the remaining proceeds from our December 2002 mortgage bond offering, together with approximately $100 million in interest income received in July 2003 under our Note Receivable from Affiliate, to pay our August and September 2003 mortgage bond maturities. In the near term, we will continue to rely on a support commitment from Dynegy in order to satisfy our obligations. Although Dynegy’s restructured credit facility, which expires in February 2005, prohibits it from prepaying more than $200 million in principal under our Note Receivable from Affiliate during the term of the credit agreement, it does not limit Dynegy’s ability to prepay interest under our Note Receivable from Affiliate. In addition, the indenture governing Dynegy Holdings Inc.’s recently issued second priority senior secured notes permits payments of principal on the intercompany note receivable up to $450 million or to the extent that a fixed charge coverage ratio of 2:1 is satisfied. The indenture also permits the prepayment of interest on the intercompany note receivable up to twelve months at any one time.

As part of our long-term plan, we will consider one or more liquidity initiatives including, among other things, a revolving credit facility or additional debt issuances. We believe our liquidity and capital resources are sufficient to satisfy our obligations over the next twelve months.

Due to our non-investment grade credit ratings and other factors, we do not have access to the commercial paper markets, and our access to the capital markets is limited. These factors, along with the level of our indebtedness and the fact that we do not currently have a revolving credit facility, will have several important effects on our future operations. First, a significant portion of our operating cash flows will be dedicated to the payment of principal and interest on our outstanding indebtedness, including the transitional funding trust notes, and will not be available for other purposes. Second, our ability to obtain additional financing for working capital, capital expenditures, general corporate and other purposes is limited. Our ability to consummate any of the liquidity initiatives referred to above is subject to these and other factors, including the receipt of any required regulatory approvals.

Uses of Liquidity On May 17, 2002, we exercised the "term-out" provision contained in our $300 million 364-day revolving credit facility, which was scheduled to mature on May 20, 2002. In connection with this conversion, we borrowed the remaining $60 million available under this facility. The exercise of the "term-out" provision converted the facility to a one-year term loan that matured in May 2003. In December 2002, we used a portion of the proceeds from our $550 million Mortgage bond offering to repay $200 million on this loan. On May 2, 2003 we made the final $100 million payment on this loan.

In addition, we have made quarterly payments of approximately $22 million on our transitional funding trust notes. These payments are made from our restricted cash, which is reserved for use in paying off the transitional funding trust notes issued under the provisions of the Electric Service Customer Choice and Rate Relief Law of 1997 ("P.A. 90-561"). We will continue to make these quarterly payments through 2008.

As described above, our lack of a revolving credit facility could affect our future operations. Our ability to meet debt service obligations and reduce total indebtedness will be dependent upon our future operating performance and the other factors described herein.

Collateral As discussed in the Form 10-K, we have been requested to provide letters of credit or other credit security to support certain business transactions, including our purchase of natural gas and natural gas transportation. As of June 30, 2003, Dynegy had posted approximately $2 million in letters of credit in support of these transactions, down from $28 million at December 31, 2002.

ILLINOIS POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Interim Periods Ended June 30, 2003 and 2002

Debt Maturities As of June 30, 2003, our debt maturities through the second quarter 2004 were as follows (millions of dollars):

	Debt Maturities

	3 rd quarter	4 th quarter	1 st quarter	2 nd quarter	12-month
	2003	2003	2004	2004	Total

Transitional Funding Trust Notes	$22	$22	$22	$22	$88
6 1/2% Mortgage Bonds (1)	100	-	-	-	100
6.0% Mortgage Bonds	90	-	-	-	90

Total	$212	$22	$22	$22	$278

(1)  We paid this $100 million maturity on August 1, 2003.

Financial Obligations and Commercial Commitments We have entered into various financial obligations and commitments in the course of our ongoing operations and financing strategies. Financial obligations are considered to represent known future cash payments that we are required to make under existing contractual arrangements, such as debt and lease agreements. These obligations may result from general financing activities, as well as from commercial arrangements that are directly supported by related revenue-producing activities. Financial commitments represent contingent obligations that become payable only if certain pre-defined events were to occur, such as funding financial guarantees. Please see "Liquidity and Capital Resources—Financial Obligations and Commercial Commitments" in our Form 10-K for a complete listing of our obligations and commitments. On an ongoing basis we enter into obligations for the reservation of natural gas supply. These obligations generally range in duration from one to twelve months and require us to compensate the provider for capacity charges. The cost of the agreements for the next twelve months is $28 million compared to $21 million reported in the Form 10-K.  The increase is due to increased natural gas prices. We also have contracts on six interstate pipeline companies for firm transportation and storage services for natural gas. These contracts have varying expiration dates ranging from 2003 to 2012, for a total cost of $81 million at December 31, 2002, and $66 million at June 30, 2003. The decrease is due to executed commitments in the first half of 2003 with no new substantial commitments in future years. No other material developments affecting us have occurred with respect to such matters since our filing of the Form 10-K.

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

During the six months ended June 30, 2003, we paid preferred stock dividends of $1.1 million. During the six months ended June 30, 2002, we paid common stock dividends of $0.5 million to Illinova and preferred stock dividends of $1.1 million.

Capital Expenditures   Construction expenditures for the six months ended June 30, 2003 were approximately $67 million. We estimate that we will spend approximately $62 million on construction for the remainder of 2003. Construction expenditures for the six months ended June 30, 2002 were approximately $68 million, and for the year ended December 31, 2002 were $144 million. Construction expenditures consist of numerous projects to upgrade and maintain the reliability of our electric and gas transmission and distribution systems, add new customers to the system and prepare for a competitive environment. Our construction expenditures for 2004 through 2007 are expected to total approximately $130 million per year. Additional expenditures may be required during this period to accommodate the transition to a competitive environment, environmental compliance, system upgrades and other costs that cannot be determined at this time.

 ILLINOIS POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Interim Periods Ended June 30, 2003 and 2002

Conclusion   We have a significant amount of leverage, with near-term maturities including a $90 million mortgage bond maturity due in September 2003 and quarterly payments of approximately $22 million due on our transitional funding trust notes.  We are required to make these same quarterly payments of approximately $22 million on our transitional funding trust notes through 2008, and we may have a payment of up to $81 million due on our Tilton lease financing in the third quarter 2004, if we elect to purchase the turbines.

Because we have no revolving credit facility and no access to the commercial paper markets, we rely on cash on hand, cash flows from operations, including interest payments under our $2.3 billion Note Receivable from Affiliate and liquidity support which has been committed by Dynegy, to satisfy our debt obligations and to otherwise operate our business. Please see Note 5, "Related Parties," to the Form 10-K and Note 3, "Related Parties," in this Form 10-Q for further discussion related to the potential impairment of our Note Receivable from Affiliate.

We used cash proceeds from a December 2002 mortgage bond offering to pay off our one-year term loan and to replenish the liquidity used to repay our $96 million July 2002 Mortgage bond maturity. We have used and will use the remaining proceeds, together with the interest income discussed in Note 3 above and other available cash, to pay our August and September 2003 mortgage bond maturities. For the near term, we will continue to rely on a support commitment by Dynegy in order to satisfy our obligations. Although Dynegy’s restructured credit facility, which expires in February 2005, prohibits it from prepaying more than $200 million in principal under our Note Receivable from Affiliate during the term of the credit agreement, it does not limit Dynegy’s ability to prepay interest under our Note Receivable from Affiliate. In addition, the indenture governing Dynegy Holdings Inc.’s recently issued second priority senior secured notes permits payments of principal on the intercompany note receivable up to $450 million or to the extent that a fixed charge coverage ratio of 2:1 is satisfied. The indenture also permits the prepayment of interest on the intercompany note receivable up to twelve months at any one time.

As part of our long-term plan, we will consider one or more liquidity initiatives including, among other things, a revolving credit facility or additional debt issuances. We believe our liquidity and capital resources are sufficient to satisfy our obligations over the next twelve months.

Our ability to execute one or more liquidity initiatives successfully is subject to a number of risks. These risks include, among others, the ability to obtain new bank or other borrowings and the financial effects of our relationship with Dynegy. We encourage you to read Dynegy’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 for additional information regarding Dynegy and its current liquidity position.

Factors Affecting Future Operating Results

Our financial condition and results of operations in the third quarter of 2003 and beyond may be affected significantly by a number of factors, including:
  our ability to address our significant leverage and increased interest expense in light of, among other things, our non-investment grade status and lack of borrowing capacity;
  our ability to receive proceeds from one or more liquidity initiatives, including new bank borrowings or additional debt issuances;
  our ability to execute our business strategy of delivering reliable transmission and distribution services in a cost-effective manner;
  our ability to receive interest payments under our Note Receivable from Affiliate and to otherwise receive liquidity support from, and continued performance under our arrangements with, Dynegy;
  the effects of past or future regulatory actions, including Illinois power market deregulation and, specifically, "direct access," on our electric business;
  our ability to maintain or improve our credit ratings;
  the effects of weather on our electric and gas business; and
  our ability to secure power and natural gas for our electric and gas customers.

ILLINOIS POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Interim Periods Ended June 30, 2003 and 2002

Please read the section "Uncertainty of Forward-Looking Statements and Information" below for additional factors that could impact our future operating results.

Critical Accounting Policies

Please see our Form 10-K for a complete explanation of our critical accounting policies, with respect to which there have been no material changes since the filing of the Form 10-K.

ILLINOIS POWER COMPANY MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS For the Interim Periods Ended June 30, 2003 and 2002
Results of Operations

Provided below is an unaudited tabular presentation of certain operating and financial statistics for the three-month periods ended June 30, 2003 and 2002, respectively.

	Three Months Ended June 30,

	2003	2002

	($ in millions)
Electric Sales Revenues -
Residential	$83	$98
Commercial	82	84
Commercial-distribution (1)	---	---
Industrial	72	74
Industrial-distribution (1)	2	1
Other	8	10

Revenues from ultimate consumers	247	267
Interchange	---	7
Transmission/Wheeling	10	10

Total Electric Revenues	$257	$284

Electric Sales in kWh (Millions) -
Residential	998	1,206
Commercial	1,052	1,081
Commercial-distribution (1)	1	---
Industrial	1,648	1,676
Industrial-distribution (1)	600	593
Other	88	91

Sales to ultimate consumers	4,387	4,647
Interchange	---	1

Total Electric Sales	4,387	4,648

Cooling Degree Days (2) – Actual	198	426
Cooling Degree Days (2) – 10 year Rolling Average	364	386

(1) Distribution of customer-owned energy
(2) A Cooling Degree Day ("CDD") represents the number of degrees that the mean temperature for a particular day is above 65 degrees Fahrenheit. The CDDs for a period of time are computed by adding the CDDs for each day during the period.

ILLINOIS POWER COMPANY MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS For the Interim Periods Ended June 30, 2003 and 2002

Three Months Ended June 30,

2003	2002

($ in millions)

Gas Sales Revenues -
Residential	$43	$38
Commercial	16	13
Industrial	11	7
Other	1	1

Revenues from ultimate consumers	71	59
Transportation of customer-owned gas	(2)	(1)
Sales to affiliates	2	2

Total Gas Revenues	$71	$60

Gas Sales in Therms (Millions) -
Residential	35	43
Commercial	16	17
Industrial	16	15

Sales to ultimate consumers	67	75
Transportation of customer-owned gas	57	61

Total gas sold and transported	124	136
Sales to affiliates	2	4

Total Gas Delivered	126	140

Heating Degree Days (1) – Actual	469	498
Heating Degree Days (1) – 10 Year Rolling Average	431	431

(1)   A Heating Degree Day ("HDD") represents the number of degrees that the mean temperature for a particular day is below 65 degrees
Fahrenheit. The HDDs for a period of time are computed by adding the HDDs for each day during the period.

ILLINOIS POWER COMPANY MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS For the Interim Periods Ended June 30, 2003 and 2002

Three-Month Periods Ended June 30, 2003 and 2002

For the quarter ended June 30, 2003, we reported net income of $18 million, compared with quarter ended June 30, 2002 net income of $46 million.

Operating revenues in 2003 decreased $16 million period over period primarily due to unfavorable weather partially offset by increased gas prices. Electric revenues decreased from residential and commercial customers due to unfavorable weather. In addition, 2002 operating revenues were favorably impacted by the reversal of a litigation reserve related to a bulk power dispute. Gas revenues increased in 2003 due to slightly higher gas prices.

Operating expenses, exclusive of income taxes discussed below, increased $12 million in 2003 compared to 2002. The average cost of power purchased and gas costs increased in 2003 and maintenance expenses increased slightly due mainly to storm damage late in the quarter. These were partially offset by lower regulatory asset amortization in 2003 resulting from the additional regulatory asset amortization recorded in December 2002.

Other income in 2003 and 2002 includes interest income associated with our Note Receivable from Affiliate of $42 million.

Interest expense period-to-period increased $12 million reflecting higher outstanding debt balances and higher interest rates. Interest expense for the remainder of 2003 will continue to reflect higher costs from our December 2002 and January 2003 issuances of mortgage bonds totaling $550 million, which were issued at a 12% effective interest rate compared to our average 2002 mortgage bond interest rate of 5.81%.

We reported total income tax provision, included in income taxes and miscellaneous - net, of $14 million and $32 million for the three-month periods ended June 30, 2003 and 2002, respectively. The effective tax rates approximated 43% and 41% in 2003 and 2002, respectively.

ILLINOIS POWER COMPANY MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS For the Interim Periods Ended June 30, 2003 and 2002
Provided below is an unaudited tabular presentation of certain operating and financial statistics for the six-month periods ended June 30, 2003 and 2002, respectively.

	Six Months Ended June 30,

	2003	2002

	($ in millions)
Electric Sales Revenues -
Residential	$179	$194
Commercial	156	156
Commercial-distribution (1)	---	---
Industrial	134	134
Industrial-distribution (1)	3	3
Other	17	18

Revenues from ultimate consumers	489	505
Interchange	---	7
Transmission/Wheeling	19	19

Total Electric Revenues	$508	$531

Electric Sales in kWh (Millions) -
Residential	2,431	2,510
Commercial	2,110	2,103
Commercial-distribution (1)	2	1
Industrial	3,053	3,052
Industrial-distribution (1)	1,148	1,300
Other	186	184

Sales to ultimate consumers	8,930	9,150
Interchange	1	1

Total Electric Sales	8,931	9,151

Cooling Degree Days (2) – Actual	198	426
Cooling Degree Days (2) – 10 year Rolling Average	364	386

(1) Distribution of customer-owned energy
(2)  A Cooling Degree Day ("CDD") represents the number of degrees that the mean temperature for a particular day is above 65 degrees Fahrenheit. The CDDs for a period of time are computed by adding the CDDs for each day during the period.

ILLINOIS POWER COMPANY MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS For the Interim Periods Ended June 30, 2003 and 2002

Six Months Ended June 30,

2003	2002

($ in millions)

Gas Sales Revenues -
Residential	$186	$139
Commercial	67	49
Industrial	23	13
Other	2	2

Revenues from ultimate consumers	278	203
Transportation of customer-owned gas	(2)	---
Sales to affiliates	5	3

Total Gas Revenues	$281	$206

Gas Sales in Therms (Millions) -
Residential	220	196
Commercial	88	79
Industrial	35	30

Sales to ultimate consumers	343	305
Transportation of customer-owned gas	122	133

Total gas sold and transported	465	438
Sales to affiliates	6	7

Total Gas Delivered	471	445

Heating Degree Days (1) – Actual	3,404	2,995
Heating Degree Days (1) – 10 Year Rolling Average	3,018	3,054

(1)   A Heating Degree Day ("HDD") represents the number of degrees that the mean temperature for a particular day is below 65 degrees
Fahrenheit. The HDDs for a period of time are computed by adding the HDDs for each day during the period.

ILLINOIS POWER COMPANY MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS For the Interim Periods Ended June 30, 2003 and 2002
Six-Month Periods Ended June 30, 2003 and 2002

For the six months ended June 30, 2003, we reported net income of $50 million, compared with net income of $81 million for the first six months of 2002.

Operating revenues in 2003 increased $52 million primarily due to colder winter weather coupled with higher gas prices during the winter heating season. This was partially offset by a decrease in electric revenue due to cooler spring weather coupled with a 5% electric rate reduction effective May 1, 2002. In addition, 2002 operating revenues were favorably impacted by the reversal of a litigation reserve related to a bulk power dispute.

Operating expenses, excluding income taxes, increased $65 million in 2003 compared to 2002 primarily due to higher market prices for natural gas purchases coupled with an increase in the average price of purchased power costs. These are partially offset by continued operating efficiencies coupled with lower regulatory asset amortization resulting from the additional regulatory asset amortization recorded in December 2002.

Other income in 2003 and 2002 included interest income associated with our Note Receivable from Affiliate of $85 million.

Interest expense period-to-period increased $28 million reflecting higher outstanding debt balances and higher interest rates. Interest expense for the remainder of 2003 will continue to reflect higher costs from our December 2002 and January 2003 issuances of mortgage bonds totaling $550 million, which were issued at a 12% effective interest rate compared to our average 2002 mortgage bond interest rate of 5.81%.

In the first quarter 2003, we adopted SFAS No. 143, resulting in a charge of approximately $2 million, net of tax.

We reported an income tax provision, included in income taxes and miscellaneous – net, of $36 million, which includes the tax benefits from the adoption of SFAS No. 143, and $56 million for the six-month periods ended June 30, 2003 and 2002, respectively. The effective tax rates approximated 42% and 41% in 2003 and 2002, respectively.

Operating Cash Flow

Cash flow from operating activities totaled $74 million for the six-month period ended June 30, 2003, compared to $66 million reported in the 2002 period. Changes in operating cash flow reflect the operating results previously discussed herein. Our cash flow increased from period to period mainly due to the timing of the interest payments on our Note Receivable from Affiliate and income tax payments. Partially offsetting these is the decrease in cash flow from accounts payable, which is due mainly to prepayments for natural gas purchases.

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

  projected operating or financial results;
  expectations regarding capital expenditures, preferred dividends and other matters;
  beliefs about the financial impact of deregulation;
  assumptions regarding the outcomes of legal and administrative proceedings;
  projections as to the carrying value of our Note Receivable from Affiliate;
  estimations relating to the potential impact of new accounting standards;
  intentions with respect to future energy supplies;

ILLINOIS POWER COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Interim Periods Ended June 30, 2003 and 2002
  our ability to obtain required funding from Dynegy in the short-term and to consummate one or more liquidity initiatives in the long-term; and
  anticipated costs associated with legal and regulatory compliance.

Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties, including the following:

  our substantial indebtedness and our ability to generate sufficient cash flows either from our operations or other liquidity initiatives, or to obtain required funding from Dynegy, to service principal and interest on such indebtedness;
  the timing and extent of changes in commodity prices for natural gas and electricity;
  the effects of deregulation in Illinois and nationally and the rules and regulations adopted in connection therewith;
  competition from alternate retail electric providers;
  general economic and capital market conditions, including overall economic growth, demand for power and natural gas, and interest rates;
  our ability to execute one or more long-term liquidity initiatives, including a new revolving credit facility or additional debt issuances;
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

All of our forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report, except as otherwise required by applicable law.

ILLINOIS POWER COMPANY

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our operating results may be impacted by commodity price fluctuations for electricity used in supplying service to our customers. We have contracted with AmerGen and DMG to supply power via PPAs that expire at the end of 2004. Should power acquired under these agreements be insufficient to meet our load requirements, we will have to buy power at current market prices. The PPA with DMG obligates DMG to provide power up to the reservation amount, and at the same prices, even if DMG has individual units unavailable at various times. The PPA with AmerGen does not obligate AmerGen to acquire replacement power for us in the event of a curtailment or shutdown at the Clinton Power Station. Under a Clinton shutdown scenario, to the extent we exceed our capacity reservation with DMG, we will have to buy power at current market prices. Such purchases would expose us to commodity price risk. As discussed in "Regulation" included in the Form 10-K, P.A. 90-561 was amended to extend the retail electric rate freeze for two additional years, through 2006. We have begun discussions to establish PPAs to cover this period, including the possible modification or extension of our existing PPAs. Any such modification or extension of these PPAs would be likely require regulatory approval.

The ICC determines our delivery rates for gas service. These rates have been designed to recover the cost of service and allow shareholders the opportunity to earn a reasonable rate of return. The gas commodity is a pass through cost to the end-use customer and is subject to an annual ICC prudence review. Future natural gas sales will continue to be affected by an increasingly competitive marketplace, changes in the regulatory environment, transmission access, weather conditions, gas cost recoveries, customer conservation efforts and the overall economy. Price risk associated with our gas operations is mitigated through contractual terms applicable to the business, as allowed by the ICC. We apply prudent risk-management practices in order to minimize these market risks. Such risk-management practices may not fully mitigate these exposures.

Our market risk is considered as a component of the entity-wide risk-management policies of our parent company, Dynegy. Dynegy measures entity-wide market risk in its risk-management portfolios using Value at Risk. Additional measures are used to determine the treatment of risks outside the Value at Risk methodologies, such as market volatility, liquidity, event and correlation risk.

Item 4. Controls and Procedures

Effective as of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the chief executive officer and chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made to our internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

ILLINOIS POWER COMPANY

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

Please read Note 4, "Commitments and Contingencies – Legal and Environmental Matters", for a description of our material legal proceedings.

Item 6 - Exhibits and Reports on Form 8-K

(a)   The following documents are included as exhibits to this Form 10-Q:
31.1	Certification Pursuant to 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Pursuant to Securities and Exchange Commission Release No. 33-8238, this certification will be treated as "accompanying" this report and not "filed" as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

(b)  No reports on Form 8-K were filed during the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Illinois Power Company

Date: August 14, 2003	By:	/s/ Peggy E. Carter

Peggy E. Carter, Managing Director, Controller
(Duly Authorized Officer and
Principal Accounting Officer)

