Form 10-Q
period 2004-03-31
ILLINOIS POWER CO
filed 2004-05-13
CIK 49816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____to____

Commission file number: 1-3004

Illinois Power Company
(Exact name of registrant as specified in its charter)

Illinois	37-0344645
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
YES  ☐ NO ☒

Illinova Corporation is the sole holder of all 62,892,213 outstanding shares of the common stock of Illinois Power Company. There is no voting or non-voting common equity held by non-affiliates of Illinois Power Company. Illinova also owns 662,924 shares, or approximately 73%, of IP’s preferred stock. Illinois Power Company is an indirect wholly-owned subsidiary of Dynegy Inc.

1

ILLINOIS POWER COMPANY

PART I
Definitions

As used in this Form 10-Q, the terms listed below are defined as follows:

AmerGen	AmerGen Energy Company
Ameren	Ameren Corporation
ARB	Accounting Research Board
ARO	Asset Retirement Obligation
Bcf	Billion cubic feet
Clinton	Clinton Power Station
CWIP	Construction work in progress
DMG	Dynegy Midwest Generation, Inc.
DPM	Dynegy Power Marketing Inc.
Dynegy	Dynegy Inc.
EPA	Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 10-K	Our Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 12, 2004
FIN	FASB Interpretation
GAAP	Accounting principles generally accepted in the United States of America
ICC	Illinois Commerce Commission
Illinova	Illinova Corporation, our direct parent company and a wholly-owned subsidiary of Dynegy
IPSPT	Illinois Power Special Purpose Trust
ISO	Independent System Operator
kWh	Kilowatt-hour
LLC	Illinois Power Securitization Limited Liability Company
MGP	Manufactured-Gas Plant
MISO	Midwest Independent Transmission System Operator, Inc.
MW	Megawatts
MWh	Megawatt-hour
NOV	Notice of Violation
P.A. 90-561	Electric Service Customer Choice and Rate Relief Law of 1997
PPA	Power Purchase Agreement
RTO	Regional Transmission Organization
SEC	U.S. Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SPE	Special Purpose Entity
Trans-Elect	Trans-Elect, Inc.
VIE	Variable Interest Entity

ILLINOIS POWER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (in millions, except share data) (unaudited)

	March 31, 2004	December 31, 2003

ASSETS
Utility Plant:
Electric (includes CWIP of $72 million and $86 million, respectively)	$2,515	$2,499
Gas (includes CWIP of $11 million and $14 million, respectively)	789	783

	3,304	3,282
Less -- accumulated depreciation	1,212	1,199

	2,092	2,083

Investments and Other Assets	7	7

Current Assets:
Cash and cash equivalents	97	17
Accounts receivable, net	145	116
Accounts receivable, affiliates	78	75
Accrued unbilled revenue	62	82
Inventories, at average cost	23	66
Prepayments and other	29	50

	434	406

Note Receivable from Affiliate	2,271	2,271

Deferred Debits:
Transition period cost recovery	107	116
Investment in IPSPT	4	4
Receivable from IPSPT	2	2
Other	163	170

	276	292

	$5,080	$5,059

CAPITAL AND LIABILITIES
Capitalization:
Common stock -- no par value, 100,000,000 shares authorized: 75,643,937 shares issued, stated at	$1,274	$1,274
Additional paid-in capital	9	9
Retained earnings - accumulated since 1/1/99	541	505
Accumulated other comprehensive income (loss), net of tax	(9)	(10)
Less -- Capital stock expense	7	7
Less -- 12,751,724 shares of common stock in treasury, at cost	287	287

	1,521	1,484
Preferred stock	46	46
Long-term debt	1,365	1,435
Long-term debt, IPSPT	324	345

	3,256	3,310

Current Liabilities:
Accounts payable	32	38
Accounts payable, affiliates	8	14
Notes payable and long-term debt maturing within one year	144	71
Long-term debt maturing within one year to IPSPT	72	74
Accrued liabilities	168	155

	424	352

Deferred Credits:
Accumulated deferred income taxes	1,008	1,011
Accumulated deferred investment tax credits	19	20
Other	373	366

	1,400	1,397

	$5,080	$5,059

See notes to condensed consolidated financial statements.

ILLINOIS POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (in millions) (unaudited)

	Three Months Ended March 31,

	2004	2003

Operating Revenues:
Electric	$247	$251
Gas	210	210

Total	457	461

Operating Expenses and Taxes:
Power purchased	151	158
Gas purchased for resale	154	152
Other operating expenses	36	30
Maintenance	11	12
Depreciation and amortization	20	20
Amortization of regulatory assets	11	11
General taxes	21	21
Income taxes	8	7

Total	412	411

Operating income	45	50

Other Income and Deductions – Net:
Interest income from affiliates	43	43
Miscellaneous - net	(12)	(16)

Total	31	27

Income before interest charges	76	77

Interest Charges:
Interest expense	33	43
Interest expense - IPSPT	6	---
Allowance for borrowed funds used during construction	---	---

Total	39	43

Earnings before cumulative effect of change in accounting principle	37	34
Cumulative effect of change in accounting principle, net of tax (Note 1)	---	(2)

Net income	37	32
Less - Preferred dividend requirements	1	1

Net income applicable to common shareholder	$36	$31

Net income	$37	$32
Other comprehensive income, net of tax	1	---

Comprehensive income	$38	$32

See notes to condensed consolidated financial statements.

ILLINOIS POWER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)

	Three Months Ended March 31,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$37	$32
Items not affecting cash flows from operating activities:
Depreciation and amortization	33	32
Deferred income taxes	(6)	3
Cumulative effect of change in accounting principle (Note 1)	---	2
Changes in assets and liabilities resulting from operating activities:
Accounts receivable	(17)	(89)
Unbilled revenue	20	21
Inventories	32	20
Prepayments	27	9
Accounts payable	(12)	(28)
Other deferred credits	(1)	(8)
Interest accrued and other, net	20	33

Net cash provided by operating activities	133	27

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(30)	(31)
Other investing activities	2	---

Net cash used in investing activities	(28)	(31)

CASH FLOWS FROM FINANCING ACTIVITIES:

Dividends on common and preferred stock	(1)	(1)
Redemptions:
Long-term debt	(22)	(22)
Issuances:
Long-term debt	---	150
Increase in restricted cash	---	(2)
Transitional funding trust notes overfunding	(2)	---
Other financing activities	---	(7)

Net cash provided by (used in) financing activities	(25)	118

Net change in cash and cash equivalents	80	114
Cash and cash equivalents at beginning of period	17	117

Cash and cash equivalents at end of period	$97	$231

See notes to condensed consolidated financial statements.

ILLINOIS POWER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Interim Periods Ended March 31, 2004 and 2003

Note 1 - Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the SEC. The year end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These interim financial statements should be read together with the consolidated financial statements and notes thereto included in our Form 10-K.

  The unaudited condensed consolidated financial statements contained in this report include all material adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. Interim period results are not necessarily indicative of the results for the full year. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect our reported financial position and results of operations. These estimates and assumptions also impact the nature and extent of disclosure, if any, of our contingent liabilities. We review significant estimates affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on our beliefs and assumptions derived from information available at the time such estimates are made. Adjustments made with respect to the use of these estimates often relate to information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. Estimates are primarily used in (1) recording revenue for services provided but not yet billed, (2) estimating the useful lives of our assets, (3) analyzing tangible and intangible assets for possible impairment, (4) projecting recovery of stranded costs, (5) estimating various factors used to value our pension assets, (6) assessing future tax exposure and the realization of tax assets and (7) determining the amounts to accrue for contingencies. Actual results could differ materially from any such estimates. Certain reclassifications have been made to prior period amounts in order to conform to current year presentation.

  All significant intercompany balances and transactions have been eliminated from the unaudited condensed consolidated financial statements included in this report. All nonutility operating transactions are included in the line titled “Miscellaneous - net” in our condensed consolidated statements of income and comprehensive income.

Accounting Principles Adopted

SFAS No. 143   In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” We adopted SFAS No. 143, which provides accounting requirements for costs associated with legal obligations to retire tangible, long-lived assets, effective January 1, 2003. Under SFAS No. 143, an ARO is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. In each subsequent period, the liability is accreted towards the ultimate obligation amount and the capitalized ARO costs are depreciated over the useful life of the related asset.

  Upon adoption on January 1, 2003, we recorded an ARO liability relating to our Tilton turbines operating lease and the associated land lease, which was recognized as a cumulative effect of change in accounting principle in our unaudited condensed consolidated statements of income and comprehensive income. In September 2003, we were required to remeasure our ARO liability as a result of the delivery of notice of an intent to exercise a contractual option to purchase the Tilton turbines in the third quarter 2003. As a result, at December 31, 2003, our ARO liability related to the Tilton site was approximately $1 million. For the quarter ended March 31, 2004, negligible accretion expense was recorded as compared to accretion expense of approximately $0.2 million recorded in the quarter ended March 31, 2003. For additional information related to our Tilton ARO liability and remeasurement, please read Note 1 – Summary of Significant Accounting Policies – SFAS No. 143 beginning on page F-14 of our Form 10-K. There were no additional AROs recorded or settled.

  In addition to this liability, we also have potential retirement obligations for the dismantlement of our electric and gas transmission and distribution facilities and natural gas storage facilities. We intend to maintain these facilities in a manner such that the facilities will be operational indefinitely. As such, we cannot estimate any potential retirement obligations associated with these assets. At the time we are able to estimate any new asset retirement obligations, liabilities will be recorded in accordance with SFAS No. 143.

ILLINOIS POWER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Interim Periods Ended March 31, 2004 and 2003

SFAS No. 148   In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and provides alternative methods of transition (prospective, modified prospective or retroactive) for entities that voluntarily change to the fair-value based method of accounting for stock-based employee compensation in a fiscal year beginning before December 16, 2003. SFAS No. 148 requires prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Although we do not grant stock-based compensation awards to our employees, our employees do participate in the equity compensation plans of Dynegy, our ultimate parent company. We transitioned to a fair value based method of accounting for stock-based compensation in the first quarter 2003 and are using the prospective method of transition as described under SFAS No. 148.

  Under the prospective method of transition, all stock options granted since January 1, 2003 are accounted for on a fair value basis. Options granted prior to January 1, 2003 continue to be accounted for using the intrinsic value method. Accordingly, for options granted prior to January 1, 2003, compensation expense is not reflected for employee stock options unless they were granted at an exercise price lower than market value on the grant date. Since the Dynegy-Illinova merger in February 2000, none of our employees have been granted in-the-money stock options.

  Had compensation cost for all stock options granted prior to 2003 been determined on a fair value basis consistent with SFAS No. 123, our net income would have approximated the following pro forma amounts for the three months ended March 31, 2004 and 2003, respectively (in millions).

	Three Months Ended March 31,

	2004	2003

Net income as reported	$37	$32
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects (1)	---	---
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1	1

Pro forma net income	$36	$31

(1) Compensation expense recorded for stock options granted after January 1, 2003 was negligible at March 31, 2004 and 2003.

FIN No. 46R   In the fourth quarter 2003, we adopted the initial provisions of FIN No. 46R, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51.” FIN No. 46R was effective on December 31, 2003 for entities considered SPEs. While we did not enter into any arrangements in 2003 that were subject to these initial provisions, two entities previously formed were impacted. As a result of our adoption of FIN No. 46R, we deconsolidated IPSPT and LLC. The deconsolidation occurred at December 31, 2003 and did not have any impact upon our results of operations. Please read Note 1 – Summary of Significant Accounting Policies – FIN No. 46 beginning on page F-16 of our Form 10-K for additional information regarding this deconsolidation.

  We adopted the remaining provisions of FIN No. 46R on March 31, 2004. These provisions require that we review the structure of non-SPE legal entities in which we have an investment and other legal entities with whom we transact business to determine whether such entities are VIEs, as defined by FIN No. 46R. We determined that we have no entities that were impacted by the adoption of these remaining provisions and, as such, our financial statements were not impacted by the adoption of these remaining provisions.

Note 2 - Agreed Sale to Ameren

In February 2004, Dynegy entered into a $2.3 billion sale agreement with Ameren pursuant to which Ameren will acquire all of our outstanding common and preferred stock owned by Illinova and Dynegy’s 20% ownership in the Joppa power generation facility in Joppa, IL. Upon acquiring our company, Ameren will effectively assume our debt, expected to approximate $1.8 billion at closing, and Dynegy will receive approximately $400 million in cash, subject to working capital adjustments, with another $100 million being placed in escrow.

ILLINOIS POWER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Interim Periods Ended March 31, 2004 and 2003

  In a related agreement that is conditioned upon the closing of the transaction, a Dynegy affiliate has contracted to sell 2,800 MW of capacity and up to 11.5 million MWh of energy to us at fixed prices for two years beginning in January 2005. That Dynegy affiliate has also agreed to sell 300 MW of capacity in 2005 and 150 MW of capacity in 2006 to us at a fixed price with an option to purchase energy at market-based prices. Please read Note 3 – Related Parties for further discussion of our power purchase agreements with other Dynegy affiliates.

  In connection with Dynegy’s agreement to sell our common and preferred stock to Ameren, the Note Receivable from Affiliate is required to be addressed. Please read Note 3 – Related Parties for additional information concerning our Note Receivable from Affiliate. Additionally, the sale is conditioned upon, among other things, the receipt of approvals from the ICC, the FERC, the SEC and other governmental and regulatory agencies. Pending these approvals, the transaction is expected to close before the end of 2004.

Note 3 - Related Parties

At March 31, 2004, principal outstanding under the Note Receivable from Affiliate approximated $2.3 billion with no accrued interest. We recognized approximately $43 million in interest income from Illinova on the note for each of the quarters ended March 31, 2004 and 2003. In January 2004, Dynegy made an accelerated interest payment of approximately $43 million on its $2.3 billion intercompany note payable to Illinova, which in turn made an interest payment of approximately $43 million to us under our Note Receivable from Affiliate. At March 31, 2004, we carried approximately $128 million in prepaid interest on our Note Receivable from Affiliate, which represents nine months of interest paid before it has been earned. In the same period of 2003, we had no prepaid interest and carried approximately $57 million in interest receivable.

  We have reviewed the collectibility of our Note Receivable from Affiliate to assess whether it has become impaired under the criteria of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Under this standard, a loan is impaired when, based on current information and events, it is “probable” that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Please see Note 1 – Summary of Significant Accounting Policies – Note Receivable from Affiliate beginning on page F-9 of our Form 10-K for further discussion as to applicable GAAP requirements regarding impairment of this note. While we believe that our Note Receivable from Affiliate is not impaired and is fully collectible, we continue to review the collectibility of the note on a quarterly basis. Principal payments on our Note Receivable from Affiliate are not required until 2009 when it is due in full; as a result, future events may affect our view as to the collectibility of the remaining principal owed us under the note. It is possible that if negative events affect Dynegy or if we do not receive timely interest payments on our Note Receivable from Affiliate, such matters could cause us to believe it necessary to impair our Note Receivable from Affiliate on our consolidated balance sheet and such action could have a material adverse effect on our financial condition and results of operations. For example, a significant impairment could impact our ability to comply with the financial covenants contained in our Tilton lease agreement and to stay within the utility earnings cap contained in the Illinois Customer Choice Law.

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

  We routinely conduct business with other subsidiaries of Dynegy. These transactions include the purchase or sale of electricity, natural gas and transmission services as well as certain other services. Operating revenue derived from transactions with affiliates approximated $6 million for the first quarter of 2004 and $8 million for the first quarter of 2003. Aggregate operating expenses charged by affiliates in the first quarter of 2004 approximated $133 million, including $124 million for power purchased. Aggregate operating expenses charged by affiliates in the first quarter of 2003 approximated $142 million, including $118 million for power purchased. Management believes that the methods of allocating costs, where used, are reasonable and related party transactions have been conducted at prices and terms similar to those available to and transacted with unrelated parties.

ILLINOIS POWER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Interim Periods Ended March 31, 2004 and 2003

  We have a PPA with DMG that provides us the right to purchase power from DMG for a primary term extending through December 31, 2004. This right to purchase power qualifies under the normal purchase and sale exemption of SFAS No. 133 and, therefore, we have accounted for the PPA under the accrual method. The PPA defines the terms and conditions under which DMG provides power and energy to us using a tiered pricing structure. The agreement requires us to compensate DMG for capacity charges through 2004 at a total contract cost of approximately $311 million. According to the PPA with DMG, we are to provide a security guarantee of $50 million upon a credit downgrade event. This guarantee is being fulfilled by a $50 million guarantee from Dynegy on our behalf. With this arrangement, we believe we have provided adequate power supply for our expected load plus a reserve supply above that expected level. Should power acquired under this agreement, when combined with our other power purchase agreements, be insufficient to meet our load requirements, we will have to buy power at current market prices. The PPA obligates DMG to provide power up to the reservation amount even if DMG has individual units unavailable at various times.

  Please read Note 2 – Agreed Sale to Ameren for a discussion of a contingent power purchase agreement with a Dynegy affiliate to provide us power following the closing of the sale to Ameren. In the event that the pending sale transaction does not close before the end of 2004, we will enter into an interim power purchase agreement with DPM. The interim PPA was filed with the FERC in April 2004 and will take effect once regulatory approval is obtained, only if the pending sale does not close before year end. It will remain in effect only until the earlier of the closing of the pending sale or December 31, 2006, which latter date coincides with the expiration of the retail electric rate freeze in the State of Illinois. The interim PPA will provide for capacity and energy to serve our customers through 2006 if the sale is not completed and contains terms and conditions, including pricing terms, substantially similar to those contained in the PPA to be entered into upon our sale to Ameren. If we are unable to sufficiently contract for all of our power and energy needs, we would be required to satisfy our needs through open market purchases.

  At March 31, 2004, the outstanding balance on our receivable from DMG related to the Tilton lease was approximately $74 million, which will be accreted to approximately $81 million by September 2004. During the first quarter of 2004, we recognized approximately $4 million of interest income from accretion of the receivable. The interest income was offset by corresponding interest expense. Please see Note 4 – Commitments and Contingencies – Capital Leases for further discussion of the Tilton lease.

  Effective January 1, 2000, the Dynegy consolidated group, including us, began operating under a Services and Facilities Agreement which was approved by the ICC. Under this agreement, we share facility space and exchange services (such as financial, legal, information technology and human resources) with other Dynegy affiliates. Our services are exchanged at fully distributed costs and revenue is not recorded under this agreement. Management believes that the allocation method utilized under this agreement is reasonable and amounts charged under this agreement would result in costs to us similar to costs we would have incurred for these services on a stand-alone basis.

  On October 23, 2002, the ICC issued an order approving a petition submitted by us to enter into an agreement with Dynegy and its affiliates that would allow for certain payments due to Dynegy under the Services and Facilities Agreement to be netted against certain payments due to us from Dynegy, should Dynegy or its affiliates fail to make payments due to us on or before their due dates. However, the PPA with DMG is specifically exempted from this agreement. The agreement also allows Dynegy to net payments in the event we fail to make our required payments to Dynegy. Additionally, under the terms of this petition and the ICC’s approval, we will not pay any common dividend to Dynegy or its affiliates until our first mortgage bonds are rated investment grade by Moody’s Investors Service and Standard & Poor’s Ratings Group and specific approval is obtained from the ICC.

ILLINOIS POWER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Interim Periods Ended March 31, 2004 and 2003

Our financial statements include related-party transactions with IPSPT, our wholly-owned unconsolidated subsidiary, which was deconsolidated in accordance with the adoption of FIN No. 46R effective on December 31, 2003. Please read Note 1 – Summary of Significant Accounting Policies – FIN No. 46R for additional information regarding the deconsolidation of IPSPT. The table below reflects our transactions with IPSPT (in millions).

	3/31/04	12/31/03

Investment in IPSPT	$4	$4
Receivable from IPSPT (noncurrent)	$2	$2
Long-term debt to IPSPT (including maturing within one year)	$396	$420

   In addition to the transactions above, we recorded $6 million in interest expense to IPSPT for the first quarter 2004.

Note 4 - Commitments and Contingencies

Commitments

Please see Note 5 – Commitments and Contingencies beginning on page F-20 of our Form 10-K for a description of the material commitments and contingencies affecting us. No material developments affecting us have occurred with respect to such matters since the filing of our Form 10-K except as described herein.

Legal and Environmental Matters

We are involved in legal or administrative proceedings before various courts and agencies with respect to matters occurring in the ordinary course of business. Management believes that appropriate reserves have been recorded and that the final disposition of these ordinary course proceedings will not have a material adverse effect on our consolidated financial position or results of operations. However, management's estimates and assumptions with respect to IP's legal proceedings may, as a result of facts arising prior to the resolution of such matters or other factors, prove inaccurate and investors should be aware that such estimates and assumptions are made subject to the known uncertainty of litigation.

Asbestos Litigation   As of March 31, 2004, forty-six lawsuits were pending against us for illnesses based on alleged exposure to asbestos at generation facilities we previously owned. Four of these pending lawsuits were served on us during the first quarter of 2004. We intend to defend against these lawsuits vigorously, but we cannot predict with certainty the outcome of these lawsuits or any similar lawsuits that may be filed. We have recorded a reserve and do not expect to incur any material liability in connection with the pending lawsuits.

Trans-Elect Litigation   In October 2003, Trans-Elect, Inc. and Illinois Electric Transmission Company, LLC filed suit against us in the Northern District of Illinois requesting specific performance and estoppel and claiming damages as a result of breach of contract and lost profits. These causes of action allegedly arise from our termination of an asset purchase and sale agreement entered into by the parties in October 2002. Under the terms of the agreement, we agreed to sell our transmission assets to Trans-Elect if, on or before July 7, 2003, the agreement received the required FERC, ICC, SEC and Hart-Scott Rodino approvals. As of July 7, 2003, the agreement had not been approved by, among other entities, the FERC and, as a result, we terminated the agreement in accordance with its terms on July 8, 2003. Trans-Elect claims that we breached the agreement by failing to use our “best efforts” to obtain the required approvals and/or to negotiate an alternate agreement that could be approved. In April 2004, the plaintiffs amended their complaint to add Dynegy Inc. as a defendant, claiming that Dynegy Inc. tortiously interfered with the asset purchase and sale agreement. Trial has been scheduled in this matter for January 2005.

  We deny these claims, in that we believe we complied with the terms of the agreement, and intend to defend against them vigorously. We cannot predict with certainty whether we will incur any liability or estimate the damages, if any, that might be incurred in connection with this lawsuit. However, we do not believe that any liability we might incur as a result of this litigation would have a material adverse effect on our financial condition or results of operations. Additionally, Dynegy has

ILLINOIS POWER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Interim Periods Ended March 31, 2004 and 2003

retained this contingent liability in connection with its proposed sale of our company to Ameren and has stated that it does not expect that the outcome will negatively impact its ability to close the sale.

Kemerer v. Illinois Power Company   This case was brought by the wife of a man who died in 2000 when he backed his aluminum ladder into overhead power lines and was electrocuted. In the lawsuit, the plaintiff sought to recover on allegations of wrongful death (including lost wages and pain and suffering), negligent infliction of emotional distress (to the decedent’s wife) and punitive damages. The case was tried to a jury in January 2004, and the jury awarded the plaintiff approximately $1.6 million in actual damages and $3 million in punitive damages. In April 2004, we filed several post-trial motions, including a motion to set aside the verdict based on our belief that insufficient supporting evidence was presented at trial, and will vigorously pursue these issues on appeal. We have recorded a reserve in connection with this lawsuit.

U.S. Environmental Protection Agency Complaint   IP and DMG are the subject of an NOV from the EPA and a complaint filed by the EPA and the Department of Justice in federal district court alleging violations of the Clean Air Act and certain related federal and Illinois regulations. Similar notices and complaints were filed against other owners of coal-fired power plants in what we refer to as the Utility Enforcement Initiative. Both the NOV and the complaint allege that certain equipment repairs, replacements and maintenance activities at the three Baldwin Station generating units constituted “major modifications” under the Prevention of Significant Deterioration (PSD), the New Source Performance Standard (NSPS) regulations and the applicable Illinois regulations, and that the Defendants failed to obtain required operating permits under the applicable Illinois regulations. When activities which are not otherwise exempt result in an increase in annual emissions that exceeds the amount deemed significant under the PSD regulations, those activities are considered “major modifications”. When activities meeting this definition occur, the Clean Air Act and related regulations generally subject those activities to PSD review and permit requirements and require that the generating facilities where the activities occur meet more stringent emissions standards, which may entail the installation of potentially costly pollution control equipment.

  DMG has significantly reduced emissions of sulphur dioxide and nitrogen oxides at the Baldwin Station since the 1999 complaint by converting from high to low sulfur coal, and installing selective catalytic reduction equipment. However, the EPA may seek to require the installation of the “best available control technology,” or the equivalent, at the Baldwin Station, which we estimate could require capital expenditures of up to $410 million. The EPA also has the authority to seek penalties for the alleged violations at the rate of up to $27,500 per day for each violation.

  In February 2003, the Court granted our motion for partial summary judgment based on the five-year statute of limitations. As a result, the EPA is not permitted to seek any monetary civil penalties for claims related to construction without a permit under the PSD regulations. The Court’s ruling also precludes monetary civil penalties for a portion of the claims under the NSPS regulations and the applicable Illinois regulations. We believe that we have meritorious defenses against the remaining claims and vigorously defended against them at trial. The trial to resolve claims of liability began in June 2003 and closing arguments occurred in September 2003. Shortly after closing arguments, several interveners were granted the right to file briefs in support of arguments they believe the United States has ceased to pursue. These interventions and delays in post-trial briefing have postponed the issuance of the liability order, and we cannot predict with any certainty when a decision will be rendered. Dynegy has recorded a reserve in an amount considered reasonable for potential penalties that could be imposed if the Court finds us and/or DMG liable and the EPA prosecutes successfully the remaining claims for penalties.

  In August 2003 two significant decisions were handed down in other cases that are part of the Utility Enforcement Initiative. The court in United States v. Ohio Edison, applied the EPA’s narrow interpretation of the “routine maintenance, repair and replacement” exclusion, which defines it with respect to what is routine for the specific unit where the projects occurred, while the court in United States v. Duke Energy Company rejected the EPA’s narrow interpretation, holding that the exclusion should be defined relative to what is routine for the particular industry. The Duke court also held that the hours and conditions of a unit’s operations must be held constant when measuring emissions increases. Under this rationale, an increase in maximum hourly emissions is required before activities would be considered “major modifications.” We are unable to predict the significance of these cases to the Baldwin Station litigation as they are pending in other jurisdictions and are not binding authority.

  Also in August 2003, the EPA issued a new rule, the “Equipment Replacement Provision of the Routine Maintenance, Repair and Replacement Exclusion,” the effectiveness of which has been delayed pending the resolution of an appeal filed by

ILLINOIS POWER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Interim Periods Ended March 31, 2004 and 2003

several northeastern states and environmental groups. The new rule, if sustained, would provide that replacing components of a process unit with identical components (or functional equivalents) falls within the scope of the routine maintenance, repair and replacement exclusion if (i) the replacement cost is less than 20% of the total cost of replacing the unit, (ii) the replacement does not alter the unit’s basic design and (iii) the unit will continue to comply with applicable emission and operational standards.

  None of our or DMG’s other facilities are covered in the complaint and NOV, but the EPA previously requested information, which has been provided, concerning activities at DMG’s Vermilion, Wood River and Hennepin plants. The EPA could eventually commence enforcement actions based on activities at these plants, although the uncertainty surrounding the new rule makes it difficult to assess the likelihood of additional EPA enforcement actions.

Manufactured-Gas Plants   In the early 1900s, we operated two dozen sites at which synthetic natural gas was manufactured from coal. Operation of these MGP sites was generally discontinued in the 1950s when natural gas became available from interstate gas transmission pipelines. Many of these MGP sites were contaminated with residues from the gas manufacturing process. The Illinois EPA has issued No Further Remediation Letters for three of our MGP sites. Although we estimate our liability for MGP site remediation to be approximately $47 million for our remaining 21 MGP sites, because of the unknown and unique characteristics at each site, we cannot be certain of our ultimate liability for remediation of the sites. In October 1995, we initiated litigation against a number of our insurance carriers. Settlement proceeds recovered from these carriers offset a portion of the estimated MGP remediation costs and are credited to customers through the tariff rider mechanism that the ICC previously approved. Cleanup costs in excess of insurance proceeds are considered probable of recovery from our electric and gas customers, based upon ICC Docket 91-0085.

Regulatory Matters

P.A. 90-561 – ISO Participation   Participation in an ISO or RTO by utilities serving retail customers in Illinois was one of the requirements included in P.A. 90-561 and P.A. 92-12.

  In May 2004, we submitted a conditional application to the MISO. The application is conditioned in part on FERC approval of the sale of IP to Ameren. Our decision regarding which RTO to join is subject to review and approval by the FERC. We will be making a filing with the FERC in the next few weeks to gain FERC approval of the decision to join MISO and to seek approval from the FERC for recovery of (i) the exit fee we paid to MISO in May 2001 to exit MISO and to join the Alliance RTO and (ii) the Alliance RTO development costs. We cannot predict the outcome of this matter.

Other

Operating Leases   There were no material changes in minimum commitments in connection with operating leases from those reported in our Form 10-K. These operating lease payments primarily relate to our material distribution facility, which is a commercial property lease for our storage warehouse, the Tilton land lease and the lease on 15 line trucks.

Capital Leases   An off-balance sheet operating lease for four gas turbines located in Tilton, Illinois was reclassified as a capital lease in September 2003, pursuant to the delivery of notice of an intent to exercise an option to purchase the assets when the lease expires in September 2004. The turbine assets are sublet to DMG and we are the capital sublessor. Based upon an independent appraisal, we recorded a receivable from DMG, which is offset by a corresponding liability to the original lessor, at the fair market value of approximately $66 million. The receivable from DMG and payable to the original lessor will be accreted to the $81 million purchase obligation over the remaining life of the lease using the straight line method. The accretion recorded for first quarter of 2004 was approximately $4 million and was recorded as interest income, which was offset by the same amount of interest expense. The net effect on our income statement is zero. As a result of exercising this purchase option, we no longer have any off-balance sheet financing arrangements.

Underground Storage   We continuously monitor the operating efficiencies of our underground gas storage fields. In 1999, we reduced the capacity of our working gas in the Hillsboro gas storage field from 7.6 Bcf to 4.0 Bcf, based on results from an engineering study and the annual operating results of the field, thereby increasing the base gas inventory. During 2003, we initiated further engineering studies to analyze the base/working gas ratio and confirm the gas in inventory. In March 2004, as

ILLINOIS POWER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Interim Periods Ended March 31, 2004 and 2003

 a result of the studies, we decreased both the base gas and working gas inventories, returning the base gas volume to its pre-1999 level. Because of the increase in gas prices over time, the average price per Bcf of base gas increased as a result of this adjustment. We expect the working gas adjustment to be recovered from our customers through the purchase gas adjustment clause, subject to ICC prudency review.

  Please see Note 5 – Commitments and Contingencies beginning on page F-20 of our Form 10-K for a description of the other material regulatory matters affecting us. No additional material developments affecting us have occurred with respect to such matters since the filing of our Form 10-K.

Note 5 – Debt

During each of the quarters ended March 31, 2004 and 2003, we paid IPSPT approximately $22 million, which IPSPT used to pay down the transitional funding trust notes. We estimate that IPSPT will continue to pay down such notes, approximately $22 million per quarter, through 2008. The accounts of LLC and IPSPT, which are VIEs under FIN No. 46R, are separate legal entities from IP. The assets of the VIEs are not available to our creditors and the transitional properties held by the VIEs are not assets of IP.

Tilton Capital Lease   Please read Note 4 – Commitments and Contingencies – Capital Leases for a discussion of our Tilton capital lease.

Note 6 – Liquidity

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

  For the near term, our debt maturities primarily comprise (i) quarterly payments of approximately $22 million on the IPSPT transitional funding trust notes, for which we receive a separate revenue stream from our customers; and (ii) an $81 million payment on our Tilton lease in September 2004, which we expect to receive from DMG under the sublease agreement. We believe that we have sufficient internal liquidity sources, including Dynegy’s commitment of support, to satisfy these debt maturities and our commercial obligations for at least the remainder of the year. Importantly, while Dynegy’s primary credit facility, which expires in February 2005, prohibits it from prepaying more than $200 million in principal under our Note Receivable from Affiliate during the term of the credit agreement, it does not limit Dynegy’s ability to prepay interest under our Note Receivable from Affiliate. In addition, the indenture governing Dynegy Holdings Inc.’s second priority senior secured notes permits payments of principal on the intercompany note receivable up to $450 million or to the extent that a fixed charge coverage ratio of 2:1 is satisfied. The indenture also permits the prepayment of interest on the intercompany note receivable up to twelve months at any one time.

  Over the longer term, our liquidity and capital resources will be materially affected by the outcome of the pending sale of our company to Ameren. If the sale is consummated, Ameren has committed to contribute cash to us in order to support our ongoing operating commitments and to reduce our leverage. If the sale is not consummated, we would explore other liquidity initiatives. These initiatives would include an integration of many processes into those of Dynegy’s, which we expect would yield significant cost savings. Another liquidity initiative could include an issuance of mortgage bonds.

  Our ability to consummate other liquidity initiatives, as described above, is subject to a number of risks, some of which are beyond our control. The outcome of the agreed sale to Ameren is also subject to a number of risks, some of which are beyond our control. These risks include, among others, the receipt of required regulatory approvals, particularly from the ICC, and

ILLINOIS POWER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Interim Periods Ended March 31, 2004 and 2003

satisfaction of other closing conditions. We encourage you to read Dynegy’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 for additional information regarding Dynegy and its current liquidity position, as well as its ongoing efforts to restructure its primary credit facility.

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

Note 8 – Pension Plan Assets

Our employees are participants in defined benefit plans sponsored by Dynegy, which prior to the Dynegy-Illinova merger in February 2000, were sponsored and administered by us. Please read Note 12 – Employee Compensation, Savings and Pension Plans beginning on page F-35 of our Form 10-K for more information on our pension plans.

Components of Net Periodic Benefit Cost   The components of net periodic benefit cost were:

	Pension Benefits		Other Benefits

	Quarter Ended March 31,

	2004	2003	2004	2003

	(in millions)
Service cost benefits earned during period	$3.9	$3.4	$1.2	$1.0
Interest cost on projected benefit obligation	9.3	9.0	2.8	2.6
Expected return on plan assets	(11.6)	(12.6)	(1.6)	(1.5)
Amortization of net transition	(0.4)	(0.4)	0.5	0.5
Amortization of prior service cost	0.4	0.4	0.0	0.0
Amortization of net loss	0.8	0.0	1.2	1.2

Net periodic benefit cost (income)	$2.4	$(0.2)	$4.1	$3.8

Contributions   In our Form 10-K, we reported that we expected to contribute approximately $2 million related to our pension plan liability in 2004. However, due to the Pension Funding Equity Act of 2004, we will no longer be required to make estimated quarterly contributions in 2004.

ILLINOIS POWER COMPANY

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Interim Periods Ended March 31, 2004 and 2003

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the unaudited condensed consolidated financial statements and the notes thereto included in this report and with the audited consolidated financial statements and the notes thereto included in our Form 10-K.

General – Company Profile

We are a regulated utility that serves more than 590,000 electricity customers and nearly 415,000 natural gas customers in northern, central and southern Illinois. We also currently supply electric transmission service to numerous utilities, electric cooperatives, municipalities and power marketing entities in the State of Illinois.

  We are an indirect, wholly-owned subsidiary of Dynegy Inc. Dynegy and Illinova recently entered into an agreement with Ameren to sell the shares of our common and preferred stock owned by Illinova, together with Dynegy’s 20% interest in a Joppa, IL power generating facility, for $2.3 billion. The transaction is expected to close before the end of 2004, subject to the receipt of required regulatory approvals and other closing conditions. Please read Note 2 – Agreed Sale to Ameren for further discussion.

  Our results of operations and financial condition are affected by the consolidated financial and liquidity position of Dynegy, particularly because we rely on interest payments under a $2.3 billion intercompany note receivable from Illinova, our direct parent company and a wholly-owned Dynegy subsidiary (Note Receivable from Affiliate), for a significant portion of our net cash provided by operating activities. Please read “– Liquidity and Capital Resources – Our Relationship with Dynegy” for further discussion.

  Operationally, our performance for the first quarter 2004 was substantially in line with our first quarter 2003 results. Gas revenues were flat quarter over quarter and electric revenues were slightly down in 2004 as compared to 2003 primarily as a result of industrial customers choosing alternative suppliers.

Liquidity and Capital Resources

Our Relationship with Dynegy

As stated above, we are an indirect, wholly owned subsidiary of Dynegy Inc. We are susceptible to developments at Dynegy because we rely on an unsecured Note Receivable from Affiliate for a substantial portion of our net cash provided by operating activities. The note, which had $2.3 billion in principal outstanding at March 31, 2004 and December 31, 2003, matures on September 30, 2009 and bears interest at an annual rate of 7.5%, due semiannually in April and October. Because our operating cash flows, cash on hand and other capital resources were insufficient to satisfy our 2003 debt maturities and other capital resource requirements, Dynegy prepaid approximately $128 million of interest on our Note Receivable from Affiliate in 2003. In January 2004, we received an additional $43 million of prepaid interest on our Note Receivable from Affiliate. At March 31, 2004, we carried approximately $128 million in prepaid interest on our Note Receivable from Affiliate, which represents nine months of interest paid before it has been earned. At March 31, 2003, we had no prepaid interest and carried approximately $57 million in interest receivable.

  We have reviewed the collectibility of this note to assess whether it has become impaired as required by GAAP. Based upon our assessment, we do not believe that the Note Receivable from Affiliate is impaired. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Note Receivable from Affiliate” beginning on page 23 of our Form 10-K for further discussion as to applicable GAAP requirements regarding impairment of the Note Receivable from Affiliate. Principal payments on the Note Receivable from Affiliate are not required until 2009 when it is

ILLINOIS POWER COMPANY

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Interim Periods Ended March 31, 2004 and 2003

due in full; as a result, future events may affect our view as to the collectiblity of the remaining principal owed us thereunder. It is possible that if negative events affect Dynegy or if we do not receive timely interest payments on the Note Receivable from Affiliate, such matters could cause us to believe it necessary to impair the Note Receivable from Affiliate on our consolidated balance sheet and such action could have a material adverse effect on our financial condition and results of operations.

Liquidity

Sources of Liquidity   Due to our non-investment grade credit ratings and other factors, we do not have access to the commercial paper markets, and our access to the capital markets is limited. We are currently satisfying our capital requirements primarily with cash from operations, cash on hand, interest payments under our $2.3 billion Note Receivable from Affiliate and liquidity support committed by Dynegy. We believe that we have sufficient internal liquidity sources, including Dynegy’s commitment of support, to satisfy our debt maturities and other capital resource requirements for at least the remainder of the year.

Debt Maturities   In each of March 2004 and 2003, we paid approximately $22 million on the IPSPT transitional funding trust notes. For the near term, our debt maturities primarily comprise (i) similar quarterly payments on the IPSPT transitional funding trust notes, for which we receive a separate revenue stream from our customers; and (ii) an $81 million payment on our Tilton lease in September 2004, which we expect to receive from DMG under the sublease agreement.

Contractual Obligations and Contingent Financial Commitments   We have entered into various financial obligations and commitments in the course of our ongoing operations and financing strategies. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financial Obligations and Commercial Commitments” beginning on page 20 of our Form 10-K for a complete listing of our obligations and commitments.

  Subsequent to year-end, obligations associated with contracts for firm transportation and storage services for natural gas that have varying expiration dates ranging from 2004 to 2012, increased from $66 million, as reported in our Form 10-K, to $93 million. The increase is the result of the renewal of three contracts under different terms and the signing of an additional contract. There have been no other material changes since the filing of our Form 10-K related to any other contractual obligations or contingent financial commitments.

Dividends   There are restrictions on our ability to pay cash dividends, including any dividends that we might pay indirectly to Dynegy. Under our Restated Articles of Incorporation, we may pay dividends on our common stock, all of which is owned by Illinova, subject to the preferential rights of the holders of our preferred stock, of which Illinova owns approximately 73%. However, we are limited in our ability to pay dividends by the Illinois Public Utilities Act and the Federal Power Act, which require retained earnings equal to or greater than the amount of any proposed dividend. Additionally, the ICC’s October 23, 2002 order relating to a netting agreement between us and Dynegy prohibits us from declaring and paying any dividends on our common stock until our mortgage bonds are rated investment grade by both Moody’s and Standard & Poor’s, and further requires that we first obtain approval for any such payment from the ICC. Please read Note 3 – Related Parties for further discussion of this ICC order.

  During each of the three months ended March 31, 2004 and 2003, we paid preferred stock dividends of approximately $1 million. We paid no common stock dividends in the first quarter of 2004 or 2003.

Capital Expenditures   Capital expenditures for the three months ended March 31, 2004 were approximately $30 million. Capital expenditures consist of numerous projects to upgrade and maintain the reliability of our electric and gas transmission and distribution systems, add new customers to the system and prepare for a competitive environment.

Conclusion   Due to our non-investment grade credit ratings and other factors, we do not have access to the commercial paper markets, and our access to the capital markets is limited. These factors, along with the level of our indebtedness and the fact that we do not currently have a revolving credit facility, will have several important effects on our future operations. First, a

ILLINOIS POWER COMPANY

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Interim Periods Ended March 31, 2004 and 2003

significant portion of our cash flows will be dedicated to the payment of principal and interest on our outstanding indebtedness, including the increased interest expense associated with our December 2002 $550 million Mortgage bond financing, and will not be available for other purposes. Second, our ability to obtain additional financing for working capital, capital expenditures, general corporate and other purposes is limited.

  For the near term, our debt maturities primarily comprise (i) quarterly payments of approximately $22 million on the IPSPT transitional funding trust notes, for which we receive a separate revenue stream from our customers; and (ii) an $81 million payment on our Tilton lease in September 2004, which we expect to receive from DMG under the sublease agreement. We believe that we have sufficient internal liquidity sources, including Dynegy’s commitment of support, to satisfy these debt maturities and our commercial obligations for at least the remainder of the year. Importantly, while Dynegy’s primary credit facility, which expires in February 2005, prohibits it from prepaying more than $200 million in principal under our Note Receivable from Affiliate during the term of the credit agreement, it does not limit Dynegy’s ability to prepay interest under our Note Receivable from Affiliate. In addition, the indenture governing Dynegy Holdings Inc.’s second priority senior secured notes permits payments of principal on the intercompany note receivable up to $450 million or to the extent that a fixed charge coverage ratio of 2:1 is satisfied. The indenture also permits the prepayment of interest on the intercompany note receivable up to twelve months at any one time.

  Over the longer term, our liquidity and capital resources will be materially affected by the outcome of the pending sale of our company to Ameren. If the sale is consummated, Ameren has committed to contribute cash to us in order to support our ongoing operating commitments and to reduce our leverage. If the sale is not consummated, we would explore other liquidity initiatives. These initiatives would include an integration of many processes into those of Dynegy’s, which we expect would yield significant cost savings. Another liquidity initiative could include an issuance of mortgage bonds.

  Our ability to consummate other liquidity initiatives, as described above, is subject to a number of risks, some of which are beyond our control. The outcome of the agreed sale to Ameren is also subject to a number of risks, some of which are beyond our control. These risks include, among others, the receipt of required regulatory approvals, particularly from the ICC, and satisfaction of other closing conditions. We encourage you to read Dynegy’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 for additional information regarding Dynegy and its current liquidity position, as well as its ongoing efforts to restructure its primary credit facility.

  Please read “Uncertainty of Forward-Looking Statements and Information” below for additional factors that could impact our future operating results, including the pending sale of our company to Ameren.

Factors Affecting Future Operating Results

In “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General – Company Profile” beginning on page 16 of our Form 10-K, we detailed the primary factors that have impacted, and are expected to continue to impact, our earnings and cash flows. Our earnings and cash flows for the remainder of 2004 and beyond may be significantly affected by any or all of these factors, including the following in particular:

  weather and its effect on demand for our services, particularly with respect to residential electric customers;
  the number of customers that choose another retail electric provider under the Illinois Customer Choice Law; and
  general economic conditions and the resulting effect on demand for our services, particularly with respect to commercial and industrial customers.

  Please read the section “Uncertainty of Forward-Looking Statements and Information” below for additional factors that could impact our future operating results, including the pending sale of our company to Ameren.

ILLINOIS POWER COMPANY

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Interim Periods Ended March 31, 2004 and 2003

Critical Accounting Policies

Please see our Form 10-K for a complete explanation of our critical accounting policies, with respect to which there have been no material changes since the filing of the Form 10-K.

Results of Operations

Overview

Provided below is an unaudited tabular presentation of key operating and financial statistics for the three-month periods ended March 31, 2004 and 2003, respectively.

	Three Months Ended March 31,

	2004	2003

	($ in millions)
Electric Sales Revenues -
Residential	$97	$96
Commercial	74	74
Commercial-distribution (1)	---	---
Industrial	56	62
Industrial-distribution (1)	1	1
Other	9	9

Revenues from ultimate consumers	237	242
Interchange	---	---
Transmission/Wheeling	10	9

Total Electric Revenues	$247	$251

Electric Sales in kWh (Millions) -
Residential	1,455	1,433
Commercial	1,054	1,058
Commercial-distribution (1)	1	1
Industrial	1,320	1,405
Industrial-distribution (1)	628	548
Other	97	98

Sales to ultimate consumers	4,555	4,543
Interchange	1	1

Total Electric Sales	4,556	4,544

Cooling Degree Days (2) – Actual	---	---
Cooling Degree Days (2) – 10 Year Rolling Average	1	---

(1) Distribution of customer-owned energy.

(2) A Cooling Degree Day (“CDD”) represents the number of degrees that the mean temperature for a particular day is above 65 degrees Fahrenheit. The CDDs for a period of time are computed by adding the CDDs for each day during the period.

ILLINOIS POWER COMPANY

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Interim Periods Ended March 31, 2004 and 2003

	Three Months Ended March 31,

	2004	2003

	($ in millions)
Gas Sales Revenues -
Residential	$146	$143
Commercial	49	51
Industrial	12	12
Other	1	1

Revenues from ultimate consumers	208	207
Transportation of customer-owned gas	---	---
Sales to affiliates	2	3

Total Gas Revenues	$210	$210

Gas Sales in Therms (Millions) -
Residential	160	185
Commercial	58	72
Industrial	15	19

Sales to ultimate consumers	233	276
Transportation of customer-owned gas	69	65

Total gas sold and transported	302	341
Sales to affiliates	4	4

Total Gas Delivered	306	345

Heating Degree Days (1) – Actual	2,708	2,935
Heating Degree Days (1) – 10 Year Rolling Average	2,678	2,587

(1) A Heating Degree Day (“HDD”) represents the number of degrees that the mean temperature for a particular day is below 65 degrees Fahrenheit. The HDDs for a period of time are computed by adding the HDDs for each day during the period.

Three-Month Periods Ended March 31, 2004 and 2003

For the quarter ended March 31, 2004, we reported net income of $37 million, compared with first quarter 2003 net income of $32 million.

  Operating revenues in 2004 decreased $4 million period to period primarily due to decreased demand. Electric revenues decreased $4 million due primarily to industrial customers choosing alternative electric suppliers. Gas revenues were negatively impacted by warmer than normal winter weather which was offset by higher gas prices, leaving gas revenues flat period to period.

  Although total operating expenses, exclusive of income taxes discussed below, remained consistent period to period, the cost for power purchases decreased while other operating expenses increased. Electric power purchases decreased due to lower customer demand, primarily as a result of customer choice activities. Gas costs increased due to higher gas prices partially offset by lower volumes caused by warmer than normal winter weather. Other operating expenses in 2004 were impacted by higher employee pension costs and costs associated with personal injury and other damage claims.

  Other income in the first quarter of 2004 and 2003 included interest income associated with our Note Receivable from Affiliate and allocated income taxes, while 2004 also includes interest income on our Tilton capital lease of $4 million.

  Interest expense period-to-period decreased $4 million due to lower aggregate outstanding debt balances, partially offset by higher interest rates associated with our December 2002 mortgage bond offering.

ILLINOIS POWER COMPANY

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Interim Periods Ended March 31, 2004 and 2003

  We reported total income tax provisions of $25 million for the three-month period ended March 31, 2004 and $23 million for the three-month period ended March 31, 2003. The effective income tax rates approximated 40% and 41% in 2004 and 2003, respectively.

  We recorded an adjustment relating to our minimum pension funding liability of approximately $1 million in the quarter ended March 31, 2004, to other comprehensive income in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.”

Operating Cash Flow

Cash flow from operating activities totaled $133 million for the three-month period ended March 31, 2004, compared to $27 million reported in the 2003 period. Changes in operating cash flow reflect the operating results previously discussed herein and the following significant factors. In the first quarter 2004, we recognized $43 million of operating cash flow from the prepaid interest on our Note Receivable from Affiliate compared to zero for the same period 2003. Cash flow from operations also benefited by the reduction in gas inventories as a result of the winter heating season and the recovery of prepayments related to our natural gas purchase contracts.

Outlook

Future results of operations for us may be affected, either positively or negatively, by regulatory actions (with respect to rates or otherwise), general economic conditions, weather and customers choosing to utilize competitive alternate electric service providers. We expect 2004 operating income to be similar to actual results for 2003. Cash flow from operations is expected to be higher in 2004 than in 2003 as a result of the delayed recovery from our customers of costs we incurred in 2003 relating to gas inventories and higher prepaid deposits associated with gas purchases. Future results of operations will be significantly impacted by the outcome of the pending sale transaction with Ameren and by the decision of the ICC regarding the gas rate case which we are required to file no later than June 30, 2004 pursuant to the sale agreement. Please read Note 2 – Agreed Sale to Ameren for further discussion of this pending transaction. Our ability to meet our capacity and energy needs beyond 2004 is partially addressed in connection with the pending sale to Ameren. We also are commencing a required bidding process to replace the AmerGen PPA. Please read Item 1 – Business – Power Supply beginning on page 3 of our Form 10-K and Note 3 – Related Parties for further discussion.

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
  the consummation of the agreed sale transaction with Ameren;
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

ILLINOIS POWER COMPANY

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Interim Periods Ended March 31, 2004 and 2003

  intentions with respect to future energy supplies; and
  anticipated costs associated with legal and regulatory compliance.

  Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties, including the following:

  the outcome of the agreed sale transaction with Ameren;
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
  the effects of our relationship with Dynegy, our indirect parent company, including the ultimate impact of the legal and administrative proceedings to which it is currently subject;
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

ILLINOIS POWER COMPANY

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our operating results may be impacted by commodity price fluctuations for electricity used in supplying service to our customers. We have contracted with AmerGen and DMG to supply power via PPAs that expire at the end of 2004. Should power acquired under these agreements be insufficient to meet our load requirements, we will have to buy power at current market prices. The PPA with DMG obligates DMG to provide power up to the reservation amount, and at the same prices, even if DMG has individual units unavailable at various times. The PPA with AmerGen does not obligate AmerGen to acquire replacement power for us in the event of a curtailment or shutdown at the Clinton Power Station. Under a Clinton shutdown scenario, to the extent we exceed our capacity reservation with DMG, we will have to buy power at current market prices. Such purchases would expose us to commodity price risk. As discussed in our Form 10-K, P.A. 90-561 was amended to extend the retail electric rate freeze for two additional years, through 2006.

  Our ability to meet our power and energy needs beyond 2004 is provided for in the proposed sale transaction with Ameren. In the event that the pending sale transaction does not close before the end of 2004, we will enter into an interim power purchase agreement with DPM. The interim PPA was filed with the FERC in April 2004 and will take effect once regulatory approval is obtained, only if the pending sale does not close before year end. It will remain in effect only until the earlier of the closing of the pending sale or December 31, 2006, which latter date coincides with the expiration of the retail electric freeze in the State of Illinois. The interim PPA will provide for capacity and energy to serve our customers through 2006 if the sale is not completed and contains terms and conditions, including pricing terms, substantially similar to those contained in the agreement with Ameren described in Note 2 above. If we are unable to sufficiently contract for all of our power and energy needs, we would be required to satisfy our needs through open market purchases.

  The ICC determines rates that we may charge for retail gas service. As with the rates that we are allowed to charge for retail electric service, these rates are designed to recover our cost of service and to allow our shareholders the opportunity to earn a reasonable rate of return. Our rate schedules contain provisions for passing through to our customers any increases or decreases in the cost of natural gas, subject to an annual prudency review by the ICC. Rates for gas distribution services are set by the ICC in rate proceedings and are based on the underlying costs. Future natural gas sales will continue to be affected by an increasingly competitive marketplace, changes in the regulatory environment, transmission access, weather conditions, gas cost recoveries, customer conservation efforts and the overall economy. Price risk associated with our gas operations is mitigated through contractual terms applicable to the business, as allowed by the ICC. We apply prudent risk-management practices in order to minimize these market risks. However, such risk management practices may not fully mitigate these exposures.

  Pursuant to the sale agreement with Ameren, we are required to file with the ICC, no later than June 30, 2004, revised gas service tariffs proposing a general increase in base rates for gas service. The ICC must approve any new rates we could charge in this rate case, which will be the first such case we have filed since 1993.

Item 4. Controls and Procedures

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

Changes in Internal Controls There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) identified in connection with the evaluation of our internal controls performed during the first quarter 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ILLINOIS POWER COMPANY

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

Please read Note 4 – Commitments and Contingencies – Legal and Environmental Matters for a description of our material legal proceedings.

Item 6 - Exhibits and Reports on Form 8-K

(a)	The following documents are included as exhibits to this Form 10-Q:

*10.1
Amendment No. 1 to Stock Purchase Agreement dated March 23, 2004 among Dynegy Inc., Illinova Corporation, Illinova Generating Company and Ameren Corporation (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of Dynegy Inc. filed on March 25, 2004, File No. 1-15659).

*10.2
Purchase Agreement dated February 2, 2004 among Dynegy Inc., Illinova Corporation, Illinova Generating Company, and Ameren Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Dynegy Inc. filed on February 4, 2004, File No. 1-15659).

*10.3
Severance Agreement and Release dated as of January 27, 2004 among Larry F. Altenbaumer, Dynegy Inc. and Illinois Power Company (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the Year Ended December 31, 2003 of Illinois Power Company, File No. 1-3004).

*10.4
Contract for Services dated as of January 27, 2004 between Larry F. Altenbaumer and Illinois Power Company (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the Year Ended December 31, 2003 of Illinois Power Company, File No. 1-3004).

*10.5
Letter Agreement dated as of March 6, 2003 between Dynegy, Inc. and Shawn E. Schukar (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the Year Ended December 31, 2003 of Illinois Power Company, File No. 1-3004).

	†31.1	Certification Pursuant to 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	†31.2	Certification Pursuant to 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	**32.1	Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	**32.2	Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Incorporated herein by reference.
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

	†	Filed herewith.

(b)	Reports on Form 8-K filed during the first quarter of 2004:

Current report on Form 8-K of Illinois Power Company filed February 4, 2004. Items 5 and 7 were reported and no financial statements were filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Illinois Power Company

Date: May 13, 2004	By:	/s/ Peggy E. Carter

Peggy E. Carter, Managing Director, Controller (Duly Authorized Officer and Principal Accounting Officer)

